Form 10-Q
period 1995-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 1995-08-14
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from      to
                                                 ------  ------

                          Commission File Number 1-6549

                     American Science and Engineering, Inc.
             (Exact name of Registrant as specified in its charter)

         Massachusetts                                            04-2240991
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         829 Middlesex Turnpike
        Billerica, Massachusetts                                    01821
(Address of principal executive offices)                          (Zip Code)

                                 (508) 262-8700
              (Registrant's telephone number, including area code)

                 40 Erie Street, Cambridge, Massachusetts 02139
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X  No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
              Class of Common Stock              August 9, 1995
              ---------------------              --------------
              $.66 2/3 par value                 4,461,238


                               Page 1 of 11 Pages
                     The Exhibit Index is Located at Page 10

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

Dollars in thousands, except per
share amounts                                       For The Three Months Ended
                                                    ---------------------------
                                                    June 30, 1995  July 1, 1994
                                                    -------------  ------------
 NET SALES AND CONTRACT REVENUE                      $     3,517    $     2,523
                                                     -----------    -----------
 COSTS AND EXPENSES:
   Cost of sales and contracts                             2,453          1,566
   Selling, general and administrative expenses              959          1,050
   Research and development                                   55            352
                                                     -----------    -----------
   Total costs and expenses                                3,467          2,968
                                                     -----------    -----------

OPERATING INCOME (LOSS)                                       50           (445)
                                                     -----------    -----------

OTHER (EXPENSE) INCOME:
   Interest, net                                              31              3
   Other, net                                                (29)           (21)
                                                     -----------    -----------
   Total other (expense) income                                2            (18)
                                                     -----------    -----------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                                           52           (463)

PROVISION FOR INCOME TAXES                                     -              -
                                                     -----------    -----------

NET INCOME (LOSS)                                    $        52    $      (463)

INCOME (LOSS) PER COMMON SHARE                       $       .01    $      (.11)

DIVIDENDS PAID PER SHARE                                    NONE           NONE
                                                     ===========    ===========
SHARES USED IN INCOME (LOSS)
PER SHARE CALCULATIONS                                 4,317,000      4,129,000
                                                     ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands

                                                              June 30, 1995   March 31, 1995
                                                              -------------   --------------
                                                               (Unaudited)
ASSETS               CURRENT ASSETS:
                     Cash and temporary investments               $ 1,022        $   869
                     Accounts receivable, net                       3,430          2,831
                     Unbilled costs and fees, net                   1,975          1,983
                     Inventories                                    3,537          3,709
                     Prepaid expenses and other current
                        assets                                        161             53
                     Deferred income taxes                             28             28
                                                                  -------        -------
                     Total current assets                          10,153          9,473
                                                                  -------        -------

                     Deposits                                         206            207
                     Property and equipment, net
                     of accumulated depreciation of
                     $8,386 at June 30,1995 and $8,336 at           1,062          1,054
                     March 31,1995                                -------        -------

                                                                  $11,421        $10,734
                                                                  =======        =======

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

Dollars in thousands                                          June 30, 1995    March 31, 1995
                                                              -------------    --------------
                                                                 (Unaudited)
LIABILITIES &        CURRENT LIABILITIES:
STOCKHOLDERS'        Current maturities of obligations
INVESTMENT            under capital leases                        $     16        $    160
                     Accounts payable                                2,372           2,169
                     Accrued legal                                     250             350
                     Accrued salaries and benefits                     684             557
                     Accrued warranty costs                            171             152
                     Accrued commissions                               164             184
                     Accrued rent                                      390             570
                     Customer deposits                                  48              48
                     Accrued contract costs                             27              27
                     Other current liabilities                       1,354             640
                                                                  --------        --------
                     TOTAL CURRENT LIABILITIES                       5,476           4,857
                                                                  --------        --------

                     NONCURRENT LIABILITIES
                     Obligations under capital leases, net
                       of current maturities                            73              73
                     Deferred compensation                             190             184
                     Deferred income taxes                              28              28
                                                                  --------        --------
                     TOTAL NONCURRENT LIABILITIES                      291             285
                                                                  --------        --------

                     STOCKHOLDERS' INVESTMENT
                     Preferred stock, no par value
                     Authorized - 100,000 shares
                     Issued - None
                     Common stock, $.66-2/3 par value
                     Authorized - 8,000,000 shares
                     Issued 4,257,120 shares at June 30
                     and 4,216,475 shares at March 31, 1995          2,841           2,838
                     Capital in excess of par value                 13,619          13,612
                     Accumulated deficit                           (10,040)        (10,092)
                                                                  --------        --------
                                                                     6,420           6,358
                     Note receivable-Officer                          (640)           (640)
                     Less: treasury stock -
                     67,377 shares at June 30
                       and March 31, 1995 at cost                     (126)           (126)
                                                                  --------        --------

                     TOTAL STOCKHOLDERS' INVESTMENT                  5,654           5,592
                                                                  --------        --------
                                                                  $ 11,421        $ 10,734
                                                                  ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands
                                                                 For the Three Months Ended
                                                                ----------------------------
CASH FLOW FROM OPERATING ACTIVITIES:                            June 30, 1995   July 1, 1994
                                                                -------------   ------------
Net (loss)                                                         $    52        $  (463)
                                                                   -------        -------
Adjustments to reconcile net (loss) to net cash (used for)
provided by operating activities:
   Depreciation and amortization                                        51             65
   Amortization of deferred gain                                         0            (18)
   Provisions for contract, restructuring,
    inventory and warranty reserves                                     (8)           (52)
Changes in assets and liabilities
   Accounts Receivable                                                (599)           142
   Unbilled costs and fees                                               8            102
   Inventories                                                         216            173
   Prepaid expenses and other current assets                          (108)           (93)
   Accounts payable                                                    203             39
   Customer deposits                                                    --             16
   Accrued expenses and other current liabilities                     (125)          (795)
   Accrued restructuring costs                                          --            (69)
   Noncurrent liabilities                                                6             20
                                                                   -------        -------
Total adjustments                                                     (356)          (470)
                                                                   -------        -------

Net cash (used for) provided by operating activities                  (304)          (933)
                                                                   -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                  (59)           (35)
                                                                   -------        -------
   Cash used for investing activities                                  (59)           (35)
                                                                   -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowings                                            650             --
   Proceeds from capital lease financing                                --             --
   Proceeds from exercise of stock options                              10             --
   Principal payments of capital lease obligations                    (144)           (38)
                                                                   -------        -------
   Cash (used for) provided by financing activities                    516            (38)
                                                                   -------        -------

NET (DECREASE) INCREASE IN CASH AND TEMPORARY                          153         (1,006)
   INVESTMENTS
CASH AND TEMPORARY INVESTMENTS AT BEGINNING OF
   PERIOD                                                              869          2,496
                                                                   -------        -------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD                      1,022        $ 1,490
                                                                   -------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                   $    27        $     5
   Income taxes paid                                               $    --        $    --


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

           PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by American Science and Engineering, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and are subject to year end audit by independent public accountants. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

The condensed consolidated financial statements, in the opinion of management, include all adjustments necessary to present fairly the Company's financial position and the results of operations. Certain accounts have been reclassified to conform with current year's presentation. See Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8. These results are not necessarily to be considered indicative of the results for the entire year.

The condensed consolidated financial statements contained herein have been reviewed by Arthur Andersen & Co., the Company's independent public accountants (see attached letter on page 11).

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       Market and Operating Environment
         As described in its latest Form 10-K, the Company has sustained significant losses in the past two years owing to fundamental weaknesses in the former management team and its strategies. While current management has succeeded in reducing these losses, the Company's liquidity and cash reserves have been depleted to a point where outside financing was required to fund the growth of operations back to the point of cash sufficiency.

         Accordingly, several outside financing initiatives were accomplished during and subsequent to the current quarter, the sum of which produced a cash infusion of $1.5 million and an additional $1 million of bank borrowing potential based upon the level of export business attained. Management continues to pursue additional financing options.

         With these initiatives, management believes that sufficient liquidity has been attained to sustain operations in the short term. However, revenues could continue to be volatile, new cash pressures may arise, and additional outside financing may not be immediately available.

2.       Significant Accounting Policies
         The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in Form 10-K for the year ended March 31, 1995. The Company has made no change in these policies during this quarter.

3.       Inventories
         Inventories consisted of:

                                                 June 30, 1995     March 31, 1995
                                                 -------------     --------------
              Raw materials and completed
               sub-assemblies                      $2,123,000         $2,485,000
              Work in process                       1,414,000          1,224,000
                                                   ----------         ----------
              Total                                $3,537,000         $3,709,000
                                                   ==========         ==========


5.       Income (Loss) Per Common and Common Equivalent Share
         Income (loss) per common share for the three month periods ended June 30, 1995 and July 1, 1994 was computed by dividing income for the period by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (stock options) were not considered in computing the loss per share as the effect would have been anti-dilutive.

6.       Income Taxes
         The Company provides for income taxes on an interim basis based on the estimated effective tax rate for the fiscal year. No income tax benefit has been recorded in connection with the first three month's loss, as the Company is uncertain as to the level of taxable income to be earned during the balance of fiscal year 1996. At March 31, 1995, the Company had available net operating loss carryforwards. Such carryforwards, which are subject to review by the Internal Revenue Service, approximate $9,792,000 and expire beginning in 1998. The Company also has unused investment tax and other credits of approximately $318,000 expiring from 1996 through 2001.

         At June 30, 1995, the Company had $4,272,000 of short and long-term deferred tax assets and $163,000 of long-term deferred tax liabilities. The Company has recorded a valuation allowance of $4,109,000 against these amounts.

7.       Loans from Officers
         In April 1995, the Company received $650,000 in cash from Officers and a Director as a temporary loan, payable on August 15, 1995. Interest is payable monthly at the rate of prime plus 2% per annum. In addition, the Company is issuing a total of 6,500 shares of its common stock and warrants to purchase 65,000 shares of its common stock, proportionately to the lenders. The warrants will be priced at the lowest trading price of the stock on the American Stock Exchange during the term of the loan. The Company has granted a subordinated security interest in all its assets to the lenders. In the event of default, the loan provides for additional consideration.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview
During the fiscal year ended March 31, 1995 and continuing into the current first quarter ended June 30, 1995, management has pursued a program to control costs, strengthen the management team, rebuild sales, and reduce the Company's burdensome facilities costs. Progress was made in all such areas during the first quarter.

Net sales and contract revenues grew to $3,517,000 during the quarter, a 15% increase over the previous fourth quarter of fiscal 1995 and a 39% increase from the comparable year ago period. A net profit of $52,000 was reported in the current quarter compared to a loss of $564,000 the previous quarter and a loss of $463,000 in the corresponding year ago period.

Additionally, during the current quarter, the litigation brought against the Company by its founder and former President was resolved fully in the Company's favor, thereby eliminating a significant financial uncertainty.

Finally, progress was made in improving the Company's liquidity and cash position through three outside financing transactions which will be discussed further in this section.

Backlog

Total backlog at the end of the first quarter was $2,838,000 compared to $2,710,000 at the previous quarter ended March 31, 1995. Order backlog for X-ray inspection systems improved relative to the previous quarter, while research and engineering contract backlog declined as work on current contracts proceeded with no new contracts awarded during the quarter.

Results of Operations

Net sales and contract revenues in the first quarter increased by $994,000 (39%) compared to the corresponding period a year ago and increased by $460,000 (15%) compared to the previous fourth quarter of fiscal year 1995. Compared to the previous quarter, security systems and related field service revenues were up by $877,000 (46%), research and engineering revenues were down by $178,000 (21%), and control systems revenues were down by $236,000 (86%).

One positive development during the quarter was the signing of a multi-year contract to supply the Company's Model 101XL(R) and Model 101 Van X-ray inspection systems to the U.S. Customs Service. In the current quarter, approximately $1.1 million of revenue is attributable to shipments under this new contract. Additional significant shipments are expected throughout the duration of this contract.

For the first quarter, costs of sales and contracts of $2,453,000 were higher by 57% compared to the corresponding period a year ago due to the increased sales volume of X-ray inspection systems, field services, and contract research. Costs of sales and contracts represented 70% of revenues versus 62% for the corresponding period last year and 74% for the previous fourth quarter of fiscal year 1995.

The cost percentage in the current quarter was higher than expected due to higher costs incurred in a fixed price research contract that was delayed in completion from April until the second fiscal quarter of this year.

Selling, general, and administrative expenses of $959,000 for the first quarter were lower by 9% compared to the corresponding yearago period and lower by 18% compared to the fourth quarter of fiscal 1995. As a percent of sales, selling, general, and administrative expenses were 27% of revenues in the current quarter compared to 42% of revenues for the corresponding year-ago period and 38% for the fourth quarter of fiscal year 1995. The reduced spending on SG&A in the current quarter is due to non-recurring spending on relocation and legal matters that occurred in the previous quarter.

Company-funded research and development expenses of $55,000 for the first quarter were lower by $297,000 (84%) compared to the year-ago quarter and lower by $160,000 (74%) compared to the fourth quarter of fiscal year 1995. The Company has allocated much of its scarce technical resources to the substantial backlog of customer-funded research projects. Therefore, Company-funded R&D spending will remain at relatively low levels for at least the next quarter.

The Company produced a net profit of $52,000 during the first quarter. This is an improvement of $515,000 over the net loss in the year-ago quarter and an improvement of $616,000 over the net loss reported in the previous fourth quarter of fiscal 1995. The improved profitability results from substantially higher revenue and gross profit levels in the current quarter, especially for the X-ray system and related field service segments, and the reduced overhead levels associated with the new facility.

Liquidity and Capital Resources

The Company made significant improvements to its liquidity and capital resources during and subsequent to the current quarter. Net cash used for operating activities during the first quarter was $304,000, compared to $933,000 net cash used during the corresponding year-ago period. Cash and temporary investments improved slightly during the current quarter, increasing by $153,000 since March 31, 1995. More importantly, the following sources of outside capital were successfully raised during and subsequent to the current quarter:

- On April 13,1995, certain officers and a Director loaned the Company $650,000 for a 4-month period in anticipation that the Company would be able to arrange more permanent financing.

- On June 27, 1995, a $1 million line of credit agreement was signed with a local bank, secured by foreign accounts receivable and in-process inventory for export orders, and guaranteed by the U.S. Export Import Bank. In July, 1995, the first borrowings under this new line were approved. This is the first time in nearly three years that the Company has been approved for bank credit.

- On July 19, 1995, the Company closed on a private placement of common stock to overseas investors, yielding $857,250 in net proceeds.

These three initiatives have temporarily relieved the Company's acute cash shortage and provide management some flexibility as it implements its plans for revenue growth and eventual cash self-sufficiency during fiscal year 1996.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

Part II - Other Information

Item 6.          Exhibits and Reports on Form 8-K

(a)              Exhibit Index

                          Exhibit                                   Page
                          -------                                   ----
         (11)    Statement re:  Computation of                        7
                 Income (Loss) per Common
                 and Common Equivalent Share

         (28)    Letter Concerning Review by                         11
                 Independent Public Accountant

(b)              Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter

                 NONE

                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       AMERICAN SCIENCE AND ENGINEERING, INC.
                                       (Registrant)

Date:  11 August 1995                  ------------------------------
                                       Lee C. Steele
                                       Vice President and Chief Financial
                                        Officer

                              ARTHUR ANDERSEN & CO.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
         American Science and Engineering, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of American Science and Engineering, Inc. (a Massachusetts corporation) and subsidiary as of June 30, 1995, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                                       /s/Arthur Andersen & Co.


Boston, Massachusetts
August 11, 1995