Form 10-Q
period 1995-09-29
AMERICAN SCIENCE & ENGINEERING INC
filed 1995-11-03
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 29, 1995
                                              ------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                         Commission File Number 1-6549
                                                ------

                     American Science and Engineering, Inc.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       Massachusetts                                               04-2240991
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


   829 Middlesex Turnpike
   Billerica, Massachusetts                                     01821
-------------------------------                              ---------------
(Address of principal executive offices)                     (Zip Code)

                                 (508) 262-8700
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X            No
                              -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                      Outstanding at
            Class of Common Stock                     September 29, 1995
            ---------------------                     ------------------
            $.66 2/3 par value                        4,411,048


                               Page 1 of 11 Pages
                    The Exhibit Index is Located at Page 10

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                       For The Three Months Ended      For The Six Months Ended
                                       ---------------------------    --------------------------
                                       Sept. 29,        Sept. 30,      Sept. 29,       Sept. 30,
                                       ---------       ----------     ---------       ----------
                                         1995             1994           1995            1994
                                         ----             ----           ----            ----
     NET SALES AND CONTRACT            $3,882,000      $3,397.000     $7,399,000      $5,922.000
     REVENUE                           ----------      ----------     ----------      ----------

     COSTS AND EXPENSES:
       Cost of sales and contracts      2,577,000       2,572,000      5,030,000       4,138,000
       Selling, general and
       administrative expenses            962,000         733,000      1,921,000       1,783,000
       Research and development           128,000         104,000        183,000         456,000
                                       ----------      ----------     ----------      ----------
       Total costs and expenses         3,667,000       3,409,000      7,134,000       6,377,000
                                       ----------      ----------     ----------      ----------

    OPERATING INCOME (LOSS)               215,000         (12,000)       265,000        (455,000)
                                       ----------      ----------     ----------      ----------

    OTHER (EXPENSE) INCOME:
       Interest, net                      (12,000)         11,000         (9,000)         (4,000)
       Other, net                         (48,000)              -        (49,000)         (5,000)
                                       ----------      ----------     ----------      ----------
       Total other (expense) income       (60,000)         11,000        (58,000)         (9,000)
                                       ----------      ----------     ----------      ----------

    INCOME (LOSS) BEFORE PROVISION
       FOR INCOME TAXES                   155,000          (1,000)       207,000        (464,000)

    PROVISION FOR INCOME TAXES                  -               -              -               -
                                       ----------      ----------     ----------      ----------

    NET INCOME (LOSS)                  $  155,000      $   (1,000)    $  207,000     $  (464,000)
                                       ==========      ==========     ==========     ===========

    INCOME (LOSS) PER COMMON SHARE     $      .04      $     (.00)    $      .05     $      (.11)

    DIVIDENDS PAID PER SHARE                 NONE            NONE           NONE            NONE
                                       ==========      ==========     ==========     ===========

    SHARES USED IN INCOME (LOSS)
    PER SHARE CALCULATIONS              4,408,881       4,129,000      4,292,195       4,129,000
                                       ==========      ==========     ==========     ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


Dollars in thousands



                                                           Sept. 29, 1995  March 31, 1995
                                                           --------------  --------------
                                                             (Unaudited)
           ASSETS         CURRENT ASSETS:
                          Cash and cash equivalents            $    726      $    869
                          Accounts receivable, net                4,476         2,831
                          Unbilled costs and fees, net              866         1,983
                          Inventories                             3,566         3,709
                          Prepaid expenses and other
                             current assets                         203            53
                          Deferred income taxes                      28            28
                                                               --------      --------
                          Total current assets                    9,865         9,473
                                                               --------      --------

                          NON CURRENT ASSETS:
                          Deposits                                  257           207
                          Property and equipment, net
                          of accumulated depreciation
                          of $8,466 at September 29,1995
                          and $8,336 at March 31,1995               875         1,054
                                                               --------      --------
                                                               $ 10,997      $ 10,734
                                                               ========      ========

                     AMERICAN SCIENCE AND ENGINEERING, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

           Dollars in thousands                            Sept. 29, 1995  March 31, 1995
                                                           --------------  --------------
                                                             (Unaudited)
           LIABILITIES &  CURRENT LIABILITIES:
           STOCKHOLDERS'  Current maturities of obligations
           INVESTMENT       under capital leases               $    12       $    160
                          Accounts payable                       1,659          2,169
                          Bank line of credit                      163             --
                          Accrued legal                            190            350
                          Accrued salaries and benefits            679            557
                          Accrued warranty costs                   159            152
                          Accrued commissions                       49            184
                          Accrued rent                             210            570
                          Customer deposits                         50             48
                          Other current liabilities                825            667
                                                               -------       --------
                          TOTAL CURRENT LIABILITIES              3,996          4,857
                                                               -------       --------

                          NONCURRENT LIABILITIES
                          Obligations under capital leases,
                          net of current maturities                 73             73
                          Deferred compensation                    188            184
                          Deferred income taxes                     28             28
                                                               -------       --------
                          TOTAL NONCURRENT LIABILITIES             289            285
                                                               -------       --------


                          STOCKHOLDERS' INVESTMENT
                          Preferred stock, no par value
                          Authorized - 100,000 shares
                          Issued - None
                          Common stock, $.66-2/3 par value
                          Authorized - 8,000,000 shares
                          Issued 4,467,926 shares at
                          Sept. 29, 1995 and 4,216,475
                          shares at March 31, 1995               2,978          2,838
                          Capital in excess of par value        14,385         13,612
                          Accumulated deficit                   (9,885)       (10,092)
                                                               -------       --------
                                                                 7,478          6,358
                          Note receivable-Officer                 (640)          (640)
                          Less: treasury stock -
                          67,377 shares at Sept. 29, 1995
                            and March 31, 1995 at cost            (126)          (126)
                                                               -------       --------

                          TOTAL STOCKHOLDERS' INVESTMENT         6,712          5,592
                                                               -------       --------
                                                               $10,997       $ 10,734
                                                               =======       ========


The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
Dollars in thousands
                                                                              For the Six Months Ended
                                                                           -------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:                                       Sept. 29, 1995   Sept. 30, 1994
                                                                           --------------   --------------
Net income/(loss)                                                              $   207        $  (464)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
   Depreciation and amortization                                                    98            132
   Amortization of deferred gain                                                    --            (36)
   Provisions for contract, restructuring, inventory and warranty reserves         (46)           (13)

Changes in assets and liabilities
   Accounts receivable                                                          (1,645)          (748)
   Unbilled costs and fees                                                       1,117            272
   Inventories                                                                     169            (95)
   Prepaid expenses and other current assets                                      (150)           (87)
   Accounts payable                                                               (510)           427
   Customer deposits                                                                 2            (84)
   Accrued expenses and other current liabilities                                 (398)          (553)
   Accrued restructuring costs                                                      --           (275)
   Noncurrent liabilities                                                            4             12
                                                                               -------        -------
Total adjustments                                                               (1,359)        (1,048)
                                                                               -------        -------

Net cash used for operating activities                                          (1,152)        (1,512)
                                                                               -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase)/decrease of property and equipment                                    81            (76)
                                                                               -------        -------
   Cash (used for) provided by investing activities                                 81            (76)
                                                                               -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                        813             --
   Repayment of officer note                                                      (650)            --
   Proceeds from exercise of stock options                                          11              2
   Proceeds from issuance of stock                                                 902             --
   Principal payments of capital lease obligations                                (148)           (77)
                                                                               -------        -------
   Cash (used for) provided by financing activities                                928            (75)
                                                                               -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (143)        (1,663)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   869          2,496
                                                                               -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   726        $   833
                                                                               -------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                               $    47        $     9
   Income taxes paid                                                           $    --        $    --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

           PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by American Science and Engineering, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and the annual consolidated financial statements are subject to year end audit by independent public accountants. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

The condensed consolidated financial statements, in the opinion of management, include all adjustments necessary to present fairly the Company's financial position and the results of operations. Certain accounts have been reclassified to conform with the current year's presentation. See Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8. These results are not necessarily to be considered indicative of the results for the entire year.

The condensed consolidated financial statements contained herein have been reviewed by Arthur Andersen LLP, the Company's independent public accountants (see attached letter on page 11).


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Market and Operating Environment
      --------------------------------
      As described in its latest Form 10-K, the Company has sustained significant losses in the past two years. While current management has succeeded in reducing these losses, the Company's liquidity and cash reserves have been depleted to a point where outside financing was required to fund the growth of operations back to the point of cash sufficiency.

      Accordingly, several outside financing initiatives were accomplished during the first and second quarter of fiscal 1996, the sum of which produced a cash infusion of $1.5 million and an additional $1 million of bank borrowing potential based upon the level of export business attained. Management continues to pursue additional financing options.

      With these initiatives, management believes that sufficient liquidity has been attained to sustain operations in the short term. However, revenues could continue to be volatile, new cash pressures may arise, and additional outside financing may not be immediately available.

2.    Significant Accounting Policies
      -------------------------------
      The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 2 to the consolidated financial statements included in Form 10-K for the year ended March 31, 1995. The Company has made no change in these policies during this quarter.

3.    Inventories
      -----------
      Inventories consisted of:

                                    Sept. 29, 1995   March 31, 1995
                                    --------------   --------------
      Raw materials and completed
         sub-assemblies               $2,036,000       $2,485,000
      Work in process                  1,530,000        1,224,000
                                      ----------        ---------
      Total                           $3,566,000       $3,709,000
                                      ==========        =========

4.    Income (Loss) Per Common and Common Equivalent Share
      ----------------------------------------------------
      Income (loss) per common share for the three and six month periods ended September 29, 1995 and September 30, 1994 was computed by dividing income
      (loss) for the period by the weighted average number of shares of common stock outstanding during the period. Under the Treasury Stock Method of computing earnings per share, common stock equivalents (stock options and stock warrants) did not impact earnings per share.

5.    Income Taxes
      ------------
      The Company provides for income taxes on an interim basis based on the estimated effective tax rate for the fiscal year. No income tax provision has been recorded in connection with the first six month's income, as the Company has significant net operating loss carryforwards. Such carryforwards, which are subject to review by the Internal Revenue Service, approximate $9,792,000 and expire beginning in 1998. The Company also has unused investment tax and other credits of approximately $318,000 expiring from 1996 through 2001.

      At September 29, 1995, the Company had $4,272,000 of short and long-term deferred tax assets and $163,000 of long-term deferred tax liabilities. The Company has recorded a valuation allowance of $4,109,000 against these amounts.

6.    Loans from Officers
      -------------------
      In April 1995, the Company received $650,000 in cash from Officers and a Director as a temporary loan. This loan was repaid on August 15, 1995. Interest was paid monthly at the rate of prime plus 2% per annum. In addition, the Company issued a total of 6,500 shares of its common stock and warrants to purchase 65,000 shares of its common stock, proportionately to the lenders. The accompanying condensed consolidated statements of operations include $45,000 of interest expense recognized as a result of the issuance of the common stock; no interest expense was recognized related to the issued warrants as the exercise price of the warrants approximated fair value at the date of grant.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OPERATIONS

Overview
--------

For roughly the past eight quarters, management has pursued an aggressive turnaround program to rebuild sales, control costs, and return the Company to sustainable profitability. In the second fiscal quarter ended September 29, 1995, measurable progress was made in all such areas.

Net sales and contract revenues grew to $3,882,000 during the quarter, a 10% increase over the previous first quarter of fiscal 1996 and a 14% increase from the comparable year ago period. A net profit of $155,000 was reported in the current quarter compared to a profit of $52,000 in the previous quarter and a loss of $1,000 in the corresponding year ago period.

Several large new contracts were won that dramatically improve the Company's sales backlog and provide further evidence that the market is responding favorably to management's programs.

Finally, the Company's debt and liquidity positions improved during the quarter, and the cash shortages discussed in previous quarters, for the time being, have abated.

Backlog
-------

Total backlog at the end of the second quarter increased dramatically to over $6.8 million, compared to $2.8 million reported at June 30, 1995. All of the increase came through new bookings for X-ray inspection systems, including large orders from the U.S. Capitol Police, the Federal Emergency Management Agency, the U.S. Post Office, and several international agencies. New bookings were particularly strong for the new Model 66Z(R) for MailSearch(TM) and LobbySearch(TM).

Results of Operations
---------------------

Net sales and contract revenues in the second quarter increased by $485,000 (14%) compared to the corresponding period a year ago and increased by $365,000 (10%) compared to the previous first quarter of fiscal year 1996. Compared to the previous quarter, security systems and related field service revenues were up by $511,000 (18%), research and engineering revenues were down by $141,000 (21%), and control systems revenues were largely unchanged.

Another positive development during the quarter was the shipment of the Company's first EXR(TM) (Enhanced X-ray) system to the Federal Aviation Administration. With over $400,000 of development assistance from the FAA, the EXR System represents the next generation of explosives detection capability. The EXR system employs highly advanced digital signal processing, uses state-of-the-art imaging technology, and provides for both automatic and operator-assisted bomb detection in airport luggage. These new features will have immediate benefits to the existing product line, and the program positions AS&E to participate in the potential market for 100% airport baggage screening.

For the second quarter, costs of sales and contracts of $2,577,000 were nearly unchanged compared to the corresponding period a year ago, despite the increased sales volume of X-ray inspection systems and field services revenues in the current period. Costs of sales and contracts represented 66% of revenues versus 76% for the corresponding period last year and 70% for the previous first quarter of fiscal year 1996.

The costs of sales percentage of revenues in the current quarter has improved over the previous quarters primarily due to the higher overhead absorption resulting from increased product shipments and the reduced occupancy costs from the new facility.

Selling, general, and administrative expenses of $962,000 for the second quarter were higher by 31% compared to the corresponding year-ago period and approximately the same as in the first quarter of fiscal 1996. As a percent of sales, selling, general, and administrative expenses were 25% of revenues in the current quarter compared to 22% of revenues for the corresponding year-ago period and 27% for the first quarter of fiscal year 1996. This generally stable ratio of SG&A expenses to sales is in line with budgetary expectations and reflects the cessation of nonrecurring legal and relocation expenses that occurred in previous quarters.

Company-funded research and development expenses of $128,000 for the second quarter were higher by $24,000 (23%) compared to the year-ago quarter and higher by $73,000 (133%) compared to the first quarter of fiscal year 1996. In addition, the company incurred significant development cost related to an engineering contract during the period. Those costs are reported in the cost of sales and contracts associated with research and engineering contract revenue.

The Company produced a net profit of $155,000 during the second quarter. This is an improvement of $156,000 over the net loss in the year-ago quarter and an improvement of $103,000 over the net profit reported in the previous first quarter of fiscal 1996. The improved profitability results from higher revenue, a more profitable revenue mix, and the reduced overhead levels associated with the new facility.

Liquidity and Capital Resources
-------------------------------

The Company continued to improve its liquidity and capital resources during the current period. Net cash used for operating activities during the first six months of fiscal year 1996 was $1,152,000, compared to $1,512,000 net cash used during the corresponding year-ago period. Cash and cash equivalents were largely unchanged from March 31, 1995. Working capital (current assets minus current liabilities) increased by $1,253,000 (27%) since March 31, 1995, growing from $4,616,000 to $5,869,000 at the end of the second quarter.

During the quarter the Company successfully raised $856,250 of outside capital through a private placement of common stock to overseas investors. Also during the quarter, approximately $250,000 of bank borrowings were approved under the new $1 million export line of credit agreement signed in late June, 1995.

These new sources of outside capital, together with the improvements in operating cash flow, have temporarily relieved the acute cash shortages of previous quarters and provide management some added flexibility for future operations.

                     AMERICAN SCIENCE AND ENGINEERING, INC.


Part II - Other Information

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

(a)         Exhibit Index
            -------------
                  Exhibit                            Page
                  -------                            ----
      (11)  Statement re:  Computation of              7
            Income (Loss) per Common
            and Common Equivalent Share

      (28)  Letter Concerning Review by               11
            Independent Public Accountant

(b)         Reports on Form 8-K
            -------------------

      The following reports on Form 8-K were filed during the quarter

            NONE

            SIGNATURES
            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                              AMERICAN SCIENCE AND ENGINEERING, INC.
                              (Registrant)


Date:  3 November 1995              _____________________________________
                                    Lee C. Steele
                                    Vice President and Chief Financial Officer