Form 10-Q
period 1995-12-29
AMERICAN SCIENCE & ENGINEERING INC
filed 1996-01-29
CIK 5768

                                  FORM 10Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 29, 1995
                                             -----------------

                                     OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from       to
                                              ------   -----

                       Commission File Number 1-6549
                                              ------

                   American Science and Engineering, Inc.
        ------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

        Massachusetts                                            04-2240991
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   829 Middlesex Turnpike
   Billerica, Massachusetts                                    01821
-----------------------------                               ------------
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

                        Yes   X            No
                            -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                  Outstanding at
          Class of Common Stock                   December 29, 1995
          ---------------------                   -----------------
          $.66 2/3 par value                      4,416,048


                             Page 1 of 11 Pages
                  The Exhibit Index is Located at Page 10


                                              AMERICAN SCIENCE AND ENGINEERING, INC.
                                                  PART I - FINANCIAL INFORMATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                        For The Three Months Ended            For The Nine Months Ended
Dollars and shares in thousands, except               ------------------------------        ------------------------------
per share amounts                                     Dec. 29, 1995    Dec. 30, 1994        Dec. 29, 1995    Dec. 30, 1994
                                                      -------------    -------------        -------------    -------------
NET SALES AND CONTRACT REVENUE                           $4,717            $4,020              $12,116          $ 9,941
                                                         ------            ------              -------          -------

COSTS AND EXPENSES:
  Cost of sales and contracts                             3,297             2,685                8,327            6,824
  Selling, general and administrative expenses            1,030             1,112                2,951            2,894
  Research and development                                  113               181                  296              637
                                                         ------            ------              -------          -------
  Total costs and expenses                                4,440             3,978               11,574           10,355
                                                         ------            ------              -------          -------

OPERATING INCOME (LOSS)                                     277                42                  542             (414)
                                                         ------            ------              -------          -------

OTHER INCOME (EXPENSE):
  Interest, net                                              10                46                   48               60
  Other, net                                                (35)              (27)                (131)             (47)
                                                         ------            ------              -------          -------
  Total other income (expense)                              (25)               19                  (83)              13
                                                         ------            ------              -------          -------

INCOME (LOSS) BEFORE PROVISION
   FOR INCOME TAXES                                         252                61                  459             (401)

PROVISION FOR INCOME TAXES                                    -                 -                    -                -
                                                         ------            ------              -------          -------
NET INCOME (LOSS)                                        $  252            $   61               $  459          $  (401)
                                                         ======            ======               ======          =======

Income (loss) per common share and
  common equivalent share                                $  .06            $  .01               $  .10          $  (.10)
                                                         ======            ======               ======          =======

Income (loss) per common share,
  assuming full dilution                                 $  .05            $  .01               $  .10          $  (.10)
                                                         ======            ======               ======          =======

Dividends paid per share                                   NONE              NONE                 NONE             NONE
                                                         ======            ======               ======          =======

Shares used in income (loss) per share and
  common equivalent shares                                4,563             4,248                4,473            4,129
                                                         ======            ======               ======          =======

Shares used in income (loss) per common
  share, assuming full dilution                           4,605             4,248                4,494            4,129
                                                         ======            ======               ======          =======


              The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              AMERICAN SCIENCE AND ENGINEERING, INC.
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
Dollars in thousands
                                                                         Dec. 29, 1995      Mar. 31, 1995
                                                                         -------------      -------------
                                                                           (Unaudited)
ASSETS                            CURRENT ASSETS:
                                  Cash and cash equivalents                  $   713           $   869
                                  Accounts receivable, net                     5,053             2,831
                                  Unbilled costs and fees, net                 1,242             1,983
                                  Inventories                                  3,610             3,709
                                  Prepaid expenses and other current
                                    assets                                       208                53
                                  Deferred income taxes                           28                28
                                                                             -------           -------
                                  Total current assets                        10,854             9,473
                                                                             -------           -------

                                  NON CURRENT ASSETS:
                                  Deposits                                       257               207
                                  Property and equipment, net
                                    of accumulated depreciation of
                                    $8,483 at Dec. 29,1995 and
                                    $8,336 at Mar. 31,1995                       873             1,054
                                                                             -------           -------
                                                                             $11,984           $10,734
                                                                             =======           =======


       The accompanying notes are an integral part of these condensed consolidated financial statements.


                                              AMERICAN SCIENCE AND ENGINEERING, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in thousands
                                                             Dec. 29, 1995             Mar. 31, 1995
                                                             -------------             -------------
                                                              (Unaudited)
LIABILITIES &       CURRENT LIABILITIES:
STOCKHOLDERS'       Current maturities of obligations
INVESTMENT           under capital leases                       $    15                   $   160
                    Accounts payable                              1,853                     2,169
                    Accrued legal expenses                          254                       350
                    Accrued salaries and benefits                   594                       557
                    Accrued warranty costs                          209                       152
                    Accrued commissions                              52                       184
                    Accrued rent                                    221                       570
                    Deferred revenue                              1,078                       194
                    Customer deposits                                68                        48
                    Other current liabilities                       366                       473
                                                                -------                   -------
                    TOTAL CURRENT LIABILITIES                     4,710                     4,857
                                                                -------                   -------

                    NONCURRENT LIABILITIES:
                    Obligations under capital leases, net
                      of current maturities                          62                        73
                    Deferred compensation                           191                       184
                    Deferred income taxes                            28                        28
                                                                -------                   -------
                    TOTAL NONCURRENT LIABILITIES                    281                       285
                                                                -------                   -------

                    STOCKHOLDERS' INVESTMENT:
                    Preferred stock, no par value
                    Authorized - 100,000 shares
                    Issued - None
                    Common stock, $.66-2/3 par value
                    Authorized - 8,000,000 shares
                    Issued 4,472,926 shares at Dec. 29, 1995
                      and 4,216,475 shares at Mar. 31, 1995       2,985                     2,838
                    Capital in excess of par value               14,406                    13,612
                    Accumulated deficit                          (9,632)                  (10,092)
                                                                -------                   -------
                                                                  7,759                     6,358
                    Note receivable-Officer                        (640)                     (640)
                    Less: treasury stock -
                    67,377 shares at Dec. 29, 1995
                      and Mar. 31, 1995 at cost                    (126)                     (126)
                                                                -------                   -------

                    TOTAL STOCKHOLDERS' INVESTMENT                6,993                     5,592
                                                                -------                   -------
                                                                $11,984                   $10,734
                                                                =======                   =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                  AMERICAN SCIENCE AND ENGINEERING, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (Unaudited)
Dollars in thousands
                                                                                       For the Nine Months Ended
                                                                                 ------------------------------------
                                                                                 Dec. 29, 1995          Dec. 30, 1994
                                                                                 -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $   459               $  (401)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
   Depreciation and amortization                                                        148                   198
   Amortization of deferred gain                                                          -                   (54)
   Provisions for contract, restructuring, inventory and warranty reserves               30                    56
Changes in assets and liabilities
   Accounts receivable                                                               (2,222)               (1,577)
   Unbilled costs and fees                                                              741                   (36)
   Inventories                                                                           99                   214
   Prepaid expenses and other current assets                                           (155)                   15
   Accounts payable                                                                    (316)                  862
   Customer deposits                                                                     20                  (132)
   Accrued expenses and other current liabilities                                       392                  (575)
   Accrued restructuring costs                                                            -                  (245)
   Noncurrent liabilities                                                                 7                    17
                                                                                    -------               -------
Total adjustments                                                                    (1,434)               (1,257)
                                                                                    -------               -------

Net cash used for operating activities                                                 (975)               (1,658)
                                                                                    -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase)/sale of property and equipment                                             33                  (340)
                                                                                    -------               -------
   Cash provided by (used for) investing activities                                      33                  (340)
                                                                                    -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                             650                     -
   Repayment of officer note                                                           (650)                    -
   Proceeds from exercise of stock options                                               40                    14
   Proceeds from issuance of stock                                                      902                     -
   Principal payments of capital lease obligations                                     (156)                 (116)
                                                                                    -------               -------
   Cash (used for) provided by financing activities                                     786                  (102)
                                                                                    -------               -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (156)               (2,100)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        869                 2,496
                                                                                    -------               -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   713               $   396
                                                                                    =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                                    $    47               $     9
   Income taxes paid                                                                $     -               $     -



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMERICAN SCIENCE AND ENGINEERING, INC.

          PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by American Science and Engineering, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission and the annual condensed consolidated financial statements are subject to year end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes,however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Market and Operating Environment
     --------------------------------
     As described in its latest Form 10-K, the Company sustained significant losses in the previous two years. While management has succeeded in eliminating these losses during the current fiscal year, the Company's liquidity and cash reserves were depleted to a point where outside financing was required to fund the growth of operations back to the point of cash sufficiency.

     Accordingly, several outside financing initiatives were accomplished during the first nine months of fiscal 1996, the sum of which produced a cash infusion of $1.5 million and an additional $4 million of bank borrowing potential based on the level of domestic and export business attained.

     With these initiatives, management believes that sufficient liquidity has been attained to sustain operations. However, revenues could continue to be volatile, new cash pressures may arise, and additional outside financing may not be immediately available.

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


3.   Inventories
     ------------

     Inventories consisted of:          December 29, 1995     March 31, 1995
                                        -----------------     --------------
        Raw materials and completed
          sub-assemblies                       $2,386,000         $2,485,000
        Work in process                         1,224,000          1,224,000
                                               ----------         ----------
        Total                                  $3,610,000         $3,709,000
                                               ==========         ==========


4.   Income (Loss) per Common and Common Equivalent Share
     ----------------------------------------------------

     Income (loss) per common share for the three and nine month periods ended December 29, 1995 and December 30, 1994 was computed by dividing net income by the weighted average number of common stock and common stock
     equivalents outstanding during the year.    Stock options and stock
     warrants were considered in the computation of earnings per common and common equivalent shares. Stock options and stock warrants were not considered in computing the loss per share as the effect would have been anti-dilutive.

5.   Income Taxes
     ------------

     The Company provides for income taxes on an interim basis based on the estimated effective tax rate for the fiscal year. No income tax provision has been recorded in connection with the first nine months' income, as the Company has significant net operating loss carryforwards. Such carryforwards, which are subject to review by the Internal Revenue Service, approximate $9,817,000 at March 31, 1995, and expire beginning in 1999.
     The Company also has unused investment tax and other credits of approximately $318,000 expiring from 1996 through 2001.

                    AMERICAN SCIENCE AND ENGINEERING, INC.
          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview
--------
For the past ten quarters, management has pursued an aggressive turnaround program to rebuild sales, control costs, and return the Company to sustainable profitability. In the third fiscal quarter ended December 29, 1995, continued progress was made in all such areas.

Net sales and contract revenues grew to $4,717,000 during the quarter, a 22% increase over the previous second quarter of fiscal 1996 and a 17% increase from the comparable year ago period. A net profit of $252,000 was reported in the current quarter compared to a profit of $155,000 in the previous quarter and net income of $61,000 in the corresponding year ago period.

Finally, continued progress was made in improving the Company's liquidity and cash position through a significant outside financing transaction which will be discussed further in this section.

Backlog
-------
Total backlog at the end of the third quarter was approximately the same as reported at September 29, 1995. New bookings for X-ray inspection systems included orders from the U.S. State Department, the U.S. Navy, the Federal Deposit Insurance Corp., numerous commercial customers, and several international agencies.

Results of Operations
---------------------
Net sales and contract revenues in the third quarter increased by $697,000 (17%) compared to the corresponding period a year ago and increased by $835,000 (22%) compared to the second quarter of fiscal year 1996. Compared to the previous quarter, security systems and related field service revenues were up by $709,000 (21%), research and engineering revenues were up by $152,000 (28%), and control systems revenues were down $26,000 (79%).

One positive development during the current quarter was the completion, successful testing and delivery of the Company's first mobile, truck-mounted version of the CargoSearch [TRADEMARK] X-ray inspection system. This contract was jointly funded by the U.S. Customs Service and the Defense Department's
Advanced Research Projects Agency (ARPA).   MobileSearch  [TRADEMARK] allows
fast deployment and surprise searches of cargo and vehicles for drugs, contraband and explosives.

Additionally, the Company continues to gain commercial marketplace acceptance as companies recognize the need to improve their building security. Orders booked during the quarter included sales to eight new corporate accounts.

For the third quarter, costs of sales and contracts increased to $3,297,000 from $2,685,000 compared to the corresponding period a year ago due primarily to increased sales volume of X-ray inspection systems and field services revenues in the current period. Costs of sales and contracts represented 70% of revenues versus 67% for the corresponding period last year and 66% for the previous second quarter of fiscal year 1996.

The costs of sales percentage of revenues in the current quarter increased over the previous quarter primarily due to the sales mix of lower margin products partially offset by higher overhead absorption resulting from increased product shipments and reduced occupancy costs from the new facility.

Selling, general and administrative expenses of $1,030,000 for the third quarter were lower by 7% compared to the corresponding year-ago period and higher by 7% compared to the second quarter of fiscal 1996. As a percent of sales, selling, general and administrative expenses were 22% of revenues in the current quarter compared to 28% of revenues for the corresponding year-ago period and 25% for the second quarter of fiscal year 1996. This declining ratio of SG&A expenses to sales is primarily the result of higher revenues and the cessation of non-recurring legal and relocation expenses that occurred in previous quarters.

Company-funded research and development expenses of $113,000 for the third quarter were lower by $68,000 (38%) compared to the year-ago quarter and lower by $15,000 (12%) compared to the second quarter of fiscal year 1996.

The Company produced a net profit of $252,000 during the third quarter.
This is an improvement of $191,000 over net income in the year-ago quarter and an improvement of $97,000 over the net profit reported in the previous second quarter of fiscal 1996. The improved profitability results from higher revenue, reduced overhead levels associated with the new facility, and controlled SG&A spending.

Liquidity and Capital Resources
-------------------------------

The Company continued to improve its liquidity and capital resources during and subsequent to the current period. Net cash used for operating activities during the first nine months of fiscal year 1996 was $975,000, compared to $1,658,000 net cash used during the corresponding year-ago period. Cash and cash equivalents were largely unchanged from both September 29, 1995 and March 31, 1995. Working capital (current assets minus current liabilities) increased by $1,528,000 (33%) since March 31, 1995, growing from $4,616,000 to $6,144,000 at the end of the third quarter.

On January 11, 1996, a domestic line of credit for $1.5 million was closed with a local bank. This line of credit is secured by accounts receivable from ongoing U.S. customers. In January, borrowings of $400,000 under this new line were approved. Also on January 11, 1996, an additional $1.5 milllion borrowing facility was closed to finance certain short lead-time orders the Company anticipates receiving over the next few months.

This above-mentioned new financing agreement is in addition to the existing $1 million line of credit agreement secured by foreign accounts receivable and in-process inventory for export orders and guaranteed by the U.S. Export Import Bank.

These new sources of outside capital, together with the improvements in operating cash flow, have relieved the acute cash shortages of previous quarters and provide a base of financing for future operations.

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

          The following reports on Form 8-K were filed during the quarter.

              NONE

              SIGNATURES
              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  AMERICAN SCIENCE AND ENGINEERING, INC.
                                  (Registrant)


Date:  30 January 1996                ------------------------------------------
                                      Lee C. Steele
                                      Vice President and Chief Financial Officer

                             ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Board of Directors of
American Science and Engineering, Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of American Science and Engineering, Inc. (a Massachusetts corporation) and subsidiary as of December 29, 1995, and the related condensed consolidated statements of operations for the three months and nine months then ended and cash flows for the nine months then ended. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.



                              /s/Arthur Andersen LLP



Boston, Massachusetts
January 26, 1996