Form 10-K
period 1996-03-29
AMERICAN SCIENCE & ENGINEERING INC
filed 1996-06-27
CIK 5768

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED MARCH 29, 1996
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 1-6549

                     AMERICAN SCIENCE AND ENGINEERING, INC.
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                              04-2240991
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

829 MIDDLESEX TURNPIKE, BILLERICA, MASSACHUSETTS               01821
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code             (508) 262-8700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
- -------------------                 -----------------------------------------
Common Stock ($.66 2/3 par value)               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

The aggregate market value of voting stock held by non-affiliates of the registrant on May 30, 1996 was $44,794,737.

4,504,022 shares of Registrant's Common Stock were outstanding on May 30, 1996.

                   The Exhibit Index is located on page 45
                              PAGE 1 OF 47 PAGES

PART I
- ------

ITEM 1.   BUSINESS
- -------   --------

American Science and Engineering, Inc., a Massachusetts corporation formed in 1958 (together with its subsidiary, the "Company"), develops, produces, markets, sells and provides research and engineering services with respect to, X-ray inspection systems.

[SQUARE BULLET] X-RAY PRODUCTS

The Company provides a full line of X-ray detection and imaging products used primarily for the detection of illegal drugs and terrorist explosives. This equipment is purchased by sophisticated government and commercial clients who place a premium on the detection of organic material in complex backgrounds. The company utilizes proprietary transmission and backscatter X-ray detection to provide differentiation of bombs, drugs and contraband in camouflaged environments. The range of application includes aviation security, executive security, protection of high risk governmental offices, mail and parcel screening, correctional facility security, military security, border control and special event security (e.g. Olympics, UN 50th anniversary and World Cup Soccer). The Company's market is driven by domestic and global trends toward increasing use of terrorism for political purposes and the continued global proliferation of drug smuggling.

The surge in cross border drug smuggling has created a requirement for cargo and vehicle inspection. With the assistance of the U.S. Department of Defense and U.S. Customs, the Company has developed the CargoSearch[Trademark] line of X-ray inspection equipment. Based on the success of the CargoSearch[Trademark] prototype at Otay Mesa, CA, the first commercial installations of CargoSearch[Trademark] are underway for U.S. Customs to inspect trucks for hidden drugs on the Mexican border. The CargoSearch[Trademark] product family includes fixed site inspection for trucks; mobile equipment to inspect trucks, containers and cars; and a fixed pallet inspection system. This equipment has further application for the detection of weapons and explosives for border security and protection of high risk facilities. In addition, there is an emerging application for manifest verification for export and import cargoes.

The Company offers high performance X-ray inspection systems at prices that have generally been higher than those of competing, less capable systems. However, in recent years, the Company has brought to the marketplace several new products that are priced significantly less than competing systems. Across the entire range of its X-ray inspection systems, the Company has focused on selling products with unique features that create strong product differentiation and competitive advantage.

The Company's product line currently includes 12 models. These models can be broadly categorized into 5 groups including: the Model 101 series, the Model 66 series, the EXR[Trademark]- ZZ[Registered Trademark] Automatic Explosive Detection Systems, the CargoSearch[Trademark] family and the BodySearch[Trademark] Personnel Inspection System. All of these systems utilize the Company's Z[Registered Trademark] Backscatter technology (covered by issued and pending U.S. patents), which detects organic materials, such as illegal drugs, plastic explosives and plastic weapons, even when they are undetected by other competing systems.

The Micro-Dose[Registered Trademark] Model 101 Series consists of 6 product lines. The mobile Model 101VAN[Trademark] is a sophisticated, vehicle mounted inspection system designed and built to the rigorous specifications of the U.S. Customs Service. The Model 101ZZ[Registered Trademark] Trailer is a field deployable system for extended on site security details. The Models 101Z[Registered Trademark], 101ZZ[Registered Trademark], 101GT[Trademark], and 101XL[Trademark] are moveable (but not mobile), conveyor based systems allowing rapid inspection of high volumes of luggage and other packages.

The Model 66[Registered Trademark] product line handles small packages using the patented Z[Registered Trademark] Backscatter technology. During the year, this technology was validated by a study conducted by several government agencies involving the Model 66[Registered Trademark] and competitive systems in which the Model 66[Registered Trademark] was determined to have superior detection capability for terrorist devices hidden in complex backgrounds. This test resulted in increased order demand from both government and commercial clients, including a number of Fortune 100 companies.

The EXR[Trademark] Automatic Explosives Detection System is a new second generation backscatter inspection system, designed to identify automatically all target threats. This system was developed with funding from the Federal Aviation Admininstration. This system is currently undergoing test and further enhancement. The target market is aviation luggage scanning.

The CargoSearch[Trademark] family of products includes the CargoSearch[Trademark] system, the MobileSearch[Trademark] system, and the PalletSearch[Trademark] system. The CargoSearch[Trademark] system is a non-intrusive inspection technology for the X-ray scanning of trucks, cars, cargo containers, pallets, and air cargo using the Company's unique and patented Z[Registered Trademark] Backscatter technology. The fixed CargoSearch[Trademark] system sells for a turnkey price substantially lower than competing systems. The first CargoSearch[Trademark] system has been operating at the U.S. Customs facility in Otay Mesa, California, the busiest truck border crossing in the United States. U. S. Customs has ordered three additional CargoSearch[Trademark] systems to be installed along the border with Mexico.

The first MobileSearch[Trademark] System was delivered under a $1.8 million contract with the Defense Advanced Research Project Agency (DARPA). This mobile version of a CargoSearch[Trademark] system is a self-contained unit inside a conventional truck which is deployable within minutes and provides the transport mechanism via a hydraulic drive. The Company is marketing the MobileSearch[Trademark] System to agencies of the U.S. Government and to foreign security and customs agencies.

PalletSearch[Trademark] was designed for the inspection of pallets for the detection of contraband, weapons and explosives for high security facilities where high confidence inspection is a requirement.

The BodySearch[Trademark] Personnel Inspection System offers a fast, safe, and non-intrusive way to screen individuals for the detection of concealed weapons, drugs, and illegal contraband. During the year, systems were placed in several foreign government applications for both drug detection and head of state security.

The Company has a number of U.S. and foreign issued patents and pending patent applications with respect to its X-ray products. Each U.S. patent issued prior to June 1995 has a duration of the longer of seventeen years from the date of issue or twenty years from the date of application; U.S. and virtually all foreign patents issued after May 1995 will have a duration of twenty years from the date of application. The Company relies on certain proprietary technology and know-how, as well as certain of these patents, to establish and maintain its competitive position. The Company believes that its patents, proprietary technology and know-how provide substantial protection for the Company's competitive position.

The Company's X-ray products are marketed to private and Governmental organizations through a sales force that contacts potential customers. This sales force includes Company personnel, as well as agents under contracts to sell in foreign countries who are generally on a commission basis. The Company augmented its internal sales staff in 1996 with its first representative employed overseas.

Most Micro-Dose[Registered Trademark] Systems are built for existing orders, and the Company maintains an inventory of common parts and sub-assemblies for the systems in order to meet expected customer delivery requirements.

The Company is heavily dependent upon sales to agencies of the U.S. Government, and reductions or delays in procurements of the Company's systems by these agencies may have a material adverse effect on the Company. During fiscal 1996, the majority of sales of X-ray products were under (i) direct contracts with the U.S. Government, and (ii) subcontracts with prime contractors working under direct contracts with the U.S. Government. The U.S. Customs Service is a major customer (with sales of more than 16 percent of the Company's consolidated revenues). The loss of this customer would be likely to have a material adverse effect on the Company taken as a whole. The Company believes that it has a satisfactory relationship with the U.S. Customs Service.

The Company has many competitors in the X-ray product market, including several large and well established manufacturers of security X-ray equipment with financial and other resources greater than those of the Company. Certain X-ray security system customers select such systems based largely on price. Other customers, notably the U.S. Government and users in countries with high levels of concern over security, tend to select systems based largely on performance and detection capability. The Company's systems offer premium performance and have in the past, with the exception of CargoSearch[Trademark], generally been priced higher than many competing systems. The Company believes that its patented and proprietary technology give it a strong competitive position in the sale of security systems to customers concerned with performance and detection. The Company also believes that its strategy of concentrating on products with unique features and/or competitive pricing will give it a strong position to increase its sales of X-ray systems.

The Company has not experienced during the last year, and does not currently anticipate, any hardware delivery delays due to raw material shortages. Most procured material is from U.S. sources. However, the Company is dependent on certain overseas sole source providers of important components. No rare or exotic materials are utilized.

All X-ray products of the Company comply with all applicable U.S. Government regulatory standards.

The Company's control systems business is not being actively pursued and is no longer material to the Company's operations or profitability. The Company will continue to service existing customers (primarily one customer) as necessary.


[SQUARE BULLET] RESEARCH AND DEVELOPMENT

The Company conducted approximately $2,750,000 of government sponsored research primarily focused on technologies for the detection of illicit drugs, explosives, and other security issues. This is compared to $2,206,000 and $2,158,692 in fiscal 1995 and 1994, respectively. The Company also continued to invest in the future by spending approximately $533,000 for research relating to the development of new products or services during fiscal 1996, compared to $852,000 and $1,436,000 in fiscal 1995 and 1994, respectively.

A significant amount of the Company's research and development work is obtained via contracts or subcontracts that typically provide for reimbursement of allowable costs plus a fixed fee. The Company's contracts in these areas are obtained by submitting research and development proposals to various organizations, sometimes in response to requests for such proposals. The span of contract research includes projects from advances in design for X-ray systems and image analysis, to integrated system development for niche security inspection problems.


[SQUARE BULLET] PERSONNEL

As of March 29, 1996 the Company had 150 employees compared to 114 employees at the end of the prior year.


[SQUARE BULLET] SALES BACKLOG

The Company's firm sales backlog was $12,198,000 at March 29, 1996 and $2,710,000 at March 31, 1995.

A majority of the Company's contracts with the U.S. Government contain clauses permitting the government to terminate the contract for convenience upon certain terms and conditions, including payment to the Company of an appropriate fee or profit on work performed. The total of such contracts in the backlog was $8,254,000 at the end of fiscal year 1996 and $2,570,000 at the end of fiscal 1995.

It is estimated that approximately 88% of the 1996 backlog will be filled within the fiscal year ending March 31, 1997.

[SQUARE BULLET] FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

All export sales are made in U.S. dollars, and many non-U.S. Government export sales are either secured by irrevocable letters of credit or paid in advance.
Export sales are believed by the Company to have been at least as profitable as similar domestic sales. Substantially all of the Company's assets are maintained in the United States. The Company has not encountered, and does not anticipate encountering, risks attendant to export sales that are greater than risks attendant to domestic sales. The following chart provides information about the breakdown between domestic and export sales for the indicated fiscal years.

Net Sales and Contract Revenues (Dollars in thousands)


Fiscal Year                 1996           1995             1994
                            ----           ----             ----

Domestic                  $14,526          $9,175          $7,992
Export                    $ 3,289          $3,822          $3,190



ITEM 2.   PROPERTIES
- -------   ----------

In March of 1995, the Company took advantage of substantial cost savings opportunities presented by a soft market for R&D space in the Greater Boston area and moved its operations to Billerica, Massachusetts, approximately 20 miles outside of Boston. The move has provided the Company with more efficient manufacturing and laboratory space and is expected to save the Company approximately $1,100,000 per year in future occupancy costs as compared to the previous lease while providing room for future growth.

The Company's executive offices and its research, manufacturing and warehouse facilities are now located in 105,600 square feet of space in a 160,000 square foot single-story, concrete and brick building owned by an unaffiliated real estate limited partnership. The remaining space in the building is currently leased by the owner to an unaffiliated manufacturing company. The Company occupies the space under a long-term lease with a ten year initial term that commenced March 1, 1995, and one (1) ten year optional extension term. This space is adequate for the Company's current needs and the Company does not anticipate the need for additional space over the next 12 months.

ITEM 3.   LEGAL PROCEEDINGS
- -------   -----------------

In July 1993, the Company terminated the employment of Martin Annis as Chief Executive Officer and Chairman of the Board, on the basis of information received indicating that he had been engaging in activities that were incompatible with his status as an officer and employee of the Company. Dr. Annis brought suit against the Company and certain Officers and Directors, alleging wrongful termination, breach of contract and associated torts. The trial was concluded in April 1995, and the jury found that Dr. Annis's activities had materially breached his fiduciary duty to the Company, thereby justifying the Company in terminating him. Dr. Annis is appealing that decision and the Company and Dr.

Annis are involved in continuing litigation. The Company is vigorously pursuing claims that it has brought against Dr. Annis, alleging that he has misappropriated its trade secrets and proprietary technologies. Dr. Annis has alleged that the Company interfered with his and his new company's business relationships. The Company does not believe that its exposure to Dr. Annis from these claims is material. A trial of these issues is scheduled for June 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------   ---------------------------------------------------

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

PART II
- -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- -------  ----------------------------------------------------------------------

The Company's Common Stock is listed on the American Stock Exchange (ticker symbol ASE). The market price range for the Common Stock for the last two fiscal years follows:

Fiscal Year      Quarter Ended           High         Low
- -----------      -------------           ----         ---

1996             March 29, 1996          10           7 1/2
                 December 29, 1995       7 7/8        6 1/4
                 September 29, 1995      7 5/16       5 11/16
                 June 30, 1995           8 1/8        5 3/4

1995             March 31, 1995          6 7/8        5 5/8
                 December 30, 1994       6 7/8        4 3/4
                 September 30, 1994      6 3/8        3 1/8
                 June 30, 1994           4 1/8        2 7/8


As of May 30, 1996, there were approximately 1,575 holders of record of the Company's Common Stock.

No cash dividends have been declared in the two most recent fiscal years and the Board of Directors does not contemplate paying any dividends in the immediate future.

ITEM 6.   SELECTED FINANCIAL DATA
- -------   -----------------------

(Dollars in thousands, except per share amounts)


Fiscal year                  1996         1995        1994         1993        1992
                             ----         ----        ----         ----        ----

Net sales and
contract revenues         $17,815      $12,997     $11,182       $18,949     $17,520

Net income (loss)             802         (967)     (3,335)        1,636        (395)

Income (loss) per
share                         .18         (.23)       (.83)          .41        (.10)

Total assets               14,295       10,734      10,541        15,479      12,289

Stockholders'
investment                  7,501        5,592       6,294         9,607       7,902

Book value per share         1.67         1.31        1.52          2.41        1.99



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


[SQUARE BULLET] OVERVIEW

The turnaround program begun in September 1993 produced substantially improved results during the fiscal year ended March 29, 1996. Net sales and contract revenues improved by 37.1% versus 1995. The Company earned profits of $802,000, compared to a $967,000 loss in the previous year.

The market responded favorably to the Company's new product offerings, leading to significant improvements in X-ray equipment orders, shipments, and year end backlog.

The corporate liquidity shortages of the previous two years have been relieved through the combination of a private equity placement, access to new bank borrowings, and unrestricted cash advances from customers on future contract deliveries.

[SQUARE BULLET] 1996 COMPARED TO 1995

CHANGES IN FINANCIAL CONDITION - Cash and temporary investments at year end increased by $2,508,000 to $3,377,000, compared to $869,000 in 1995. The 1996 increase was partly due to the receipt of cash advances from customers on certain long-term contracts. Accounts receivable increased by $1,044,000 from the prior year due to the increased shipments made during 1996. Unbilled costs and fees decreased by $725,000 as the result of completion and customer acceptance of certain R&E contracts. Inventories increased by $605,000 during 1996, to support the growth in X-ray equipment shipments and backlog. The Company's trade credit position improved as accounts payable and accrued legal expenses decreased by $370,000 in 1996.

The Company's return to profitable operations, together with its improved cash resources and continued access to outside bank financing, have relieved the chronic cash shortages which existed during the previous two years.

RESULTS OF OPERATIONS - Net sales and contract revenues increased by $4,818,000 or 37.1% during fiscal year 1996. In 1996, security systems and field service revenues of $15,065,000 increased by $4,274,000 or 39.6%. Contract research and engineering revenues of $2,750,000 increased by $544,000 or 24.7%.

Cost of sales and contracts in 1996 of $11,823,000 was higher than the previous year due to increased equipment sales and contract research activity. Cost of sales and contracts represented 66.4% of revenues during 1996, compared to 69.8% in 1995. This decline in the cost of sales ratio was due to (1) a greater proportion of equipment shipments in the revenue mix which carry a higher gross margin compared to contract research, (2) a larger revenue base over which to spread fixed costs in 1996, and (3) economies associated with the new facility relocation in March of 1995.

Selling, general, and administrative expenses of $4,387,000 were $321,000 higher than the previous year and represented 24.6% of revenues, compared to 31.3% in 1995. The increased spending level was largely due to expanded sales and marketing activities. The improvement in the ratio to revenues was expected as a result of the expanded sales volume and the elimination of nonrecurring litigation-related and facility move costs included in the previous year's SG&A spending.

Company funded research and development spending declined to $533,000 in 1996, compared to $852,000 in 1995. In accordance with accounting conventions, development costs in excess of contract amounts are included in the cost of sales for certain customer funded research contracts.

The Company's net profit of $802,000 for fiscal year 1996 represents an improvement of $1,769,000 over the loss of $967,000 in the previous year. The Company was profitable in all quarters, and profits increased in each quarter during fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES - Corporate liquidity and capital resources improved substantially during fiscal year 1996. Net cash provided by operating activities was $1,809,000, compared to $1,156,000 net cash used by operating activities in 1995. Additionally, during 1996, the Company received $1,107,000 from the issuance of stock and the exercise of stock options. Cash and temporary investments at March 29, 1996 stood at $3,377,000, an increase of $2,508,000 over the prior year end. The Company's current ratio remains 2.0, unchanged from the end of last fiscal year.

The Company's improved liquidity and cash position is due to (1) the return to profitable operations, (2) controlled growth in accounts receivable and inventory balances, (3) the negotiation of significant unrestricted cash advances relating to several large equipment contracts, and (4) a successful private equity placement in July 1995. Additionally, at year end, the Company had up to $3 million in approved but unused bank lines of credit.

Given the improved cash position and access to unused borrowing capacity, management believes that sufficient capital resources are in place to support the Company's operations over the next several quarters.

MANAGEMENT ACTIONS - 1996 was a year in which a sound financial structure was established which permitted a return to profitable revenue growth. The actions taken fall into two primary categories:

  [BULLET]  financial restructuring and capital building

  [BULLET]  new sales and contract initiatives

The significant initiatives in each area are discussed below.

FINANCIAL RESTRUCTURING AND CAPITAL BUILDING - The fiscal year began, in April 1995, with the successful resolution of litigation brought by the Company's former president and founder, thereby removing a major financial uncertainty that had inhibited the Company's ability to attract outside financing. During the course of the year, financing initiatives totaling over $5.5 million were completed:

  [BULLET] In April 1995, certain Officers and Directors extended a 4-month, $650,000 bridge loan to the Company, permitting it to continue efforts to arrange more permanent financing.

  [BULLET] In June 1995, the Company obtained a $1,000,000 line of credit from a regional bank, guaranteed by the U.S. Export-Import Bank, for purposes of financing growth in export sales.

  [BULLET] In July 1995, the Company arranged a private placement of equity, producing $856,250 in net proceeds.

  [BULLET] In January 1996, two lines of credit totaling $3 million were arranged with a regional bank for purposes of financing growth in domestic equipment sales and anticipated short lead time orders.

NEW SALES AND CONTRACT INITIATIVES - During the previous two years, management laid the groundwork that was to be the basis for rebuilding the Company's revenues and profitability. Numerous initiatives were undertaken in the areas of new product commercialization, advanced technology development, and expansion of the customer base. During 1996, these efforts produced tangible results. Examples include the following:

  [BULLET] During the first quarter, the Company signed a multi-year contract to supply the Model 101XL[Trademark] and Model 101 Van X-ray inspection systems to the U.S. Customs Service. During 1996, in excess of $1 million of the Company's revenue was attributable to this agreement.

  [BULLET] In January 1996, the Company's first MobileSearch[Trademark] system was shipped -- a field mobile inspection system that allows for fast deployment and surprise searches of cargo and vehicles for drugs, contraband, and explosives.

  [BULLET]  During the year, a development contract for the first
            PalletSearch[Trademark] system was awarded by an ultra-secure Government Agency, which will extend the Company's capability to the inspection of complex cargoes by individual pallets.
            PalletSearch[Trademark] is expected to be installed and fully operational during the summer of 1996.

  [BULLET] During the second quarter, the Company's first EXR[Trademark] (Enhanced X-ray) system was shipped to the Federal Aviation Administration. The EXR[Trademark] system represents the Company's next generation of explosives detection capability and provides for both automatic and operator assisted bomb detection in airport luggage.

  [BULLET] During the second quarter, the Company received three large and highly prestigious equipment orders: three Model 101ZZ[Registered Trademark] Trailers for the detection of explosives at the 1996 Olympics in Atlanta; twenty-one Z[Registered Trademark] Backscatter X-ray systems for installation in Washington, DC; and sixteen Model 101Z[Registered Trademark] systems to be installed in the offices of the Federal Emergency Management Agency throughout the country.

  [BULLET] Throughout the year, the Company improved its position in the non-governmental sector, adding eighteen new private, corporate customers to its base.

  [BULLET] During the fourth quarter, the Company was awarded contracts for three CargoSearch[Trademark] installations for the U.S. Customs Service on the Southwest border with Mexico. These contracts, valued in excess of $7 million, are significant milestones in the Company's multi-year program to develop commercially viable truck, vehicle, and cargo inspection systems.

Management believes that the successful marketing and product development results produced during 1996 are evidence that the turnaround program begun in fiscal year 1994 is working.

[SQUARE BULLET]    1995 COMPARED TO 1994

CHANGES IN FINANCIAL CONDITION - Cash and temporary investments declined from the prior year end by $1,627,000, although the quarterly rate of decline slowed during the first three quarters and cash increased in the fourth quarter of 1995. The 1995 decline compares to a $2,206,000 decline in cash and temporary investments during 1994. Accounts receivable balances increased by $412,000 from the prior year, and unbilled costs and fees increased by $1,075,000, due to increased equipment sales and research contract activity. In particular, the increase in unbilled receivables at year end is attributable to (1) certain fixed price R&E contracts which were largely complete but billable only upon final customer acceptance, and (2) shipment of X-ray systems to certain foreign customers for which final billing was contractually tied to system acceptance.

The growth in receivables, unbilled costs and fees and encumbered cash, together with the loss from operations, produced an acute cash shortage throughout fiscal year 1995 which is expected to continue into the second quarter of fiscal year 1996. Management's plans to alleviate this cash shortage are discussed in "Management Actions," below.

RESULTS OF OPERATIONS - Net sales and contract revenues increased by $1,815,000 or 16.2% during fiscal year 1995, compared to fiscal year 1994. In 1995, security systems and field service revenues of $10,148,000 increased by $1,977,000 or 24%, and contract research and engineering revenues of $2,206,000 decreased by $125,000 or 5.4%.

Cost of sales and contracts of $9,076,000 was higher than the previous year due primarily to increased sales and contract research activity. Cost of sales and contracts represented 69.8% of revenues during fiscal year 1995, compared to 74.6% in 1994.

Selling, general, and administrative expenses of $4,066,000 were $122,000 lower than the previous year and represented 31.3% of sales, compared to 37.5% in 1994. Included in 1995 SG&A spending was approximately $364,000 in litigation related and facility move costs that are not expected to recur in 1996. The overall decline in SG&A spending was expected as a result of cost reduction initiatives taken in the first quarter.

Company funded research and development costs declined significantly in 1995 to $852,000 compared to $1,436,000 in 1994. This planned reduction in Company funded R&D spending resulted from completing the BodySearch[Trademark] and Model 66[Trademark] new product programs during late 1994 and early 1995 and the reallocation of engineering resources to government funded research contracts.

No additional restructuring charges were provided in 1995, and the $642,000 nonrecurring restructuring charge in 1994 was adequate to cover the one time costs of personnel reductions and professional services to implement the restructuring plan.

The net loss for the year of $967,000 was lower by $2,368,000, compared to 1994. The 1995 loss occurred primarily during the first and fourth fiscal quarters when sales and contract revenues were insufficient to cover the Company's persistently high fixed cost structure caused, in part, by high facility lease and occupancy costs. As discussed below, future occupancy costs will be substantially lower as a result of the Company's relocation in late fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES - The Company's net loss for the year, the resulting negative cash flow from operations, the growth in current asset accounts, and the lack of access to outside financing have combined to keep corporate liquidity and capital resources at marginal levels throughout the year. Net cash used for operating activities during 1995 was $1,156,000, compared to $1,962,000 net cash used in fiscal 1994. Cash used for operations during each fiscal quarter in 1995 showed a generally improving trend, with $933,000 cash used in the first quarter, $579,000 used in the second quarter, $146,000 used in the third quarter, and $502,000 net cash generated in the fourth quarter.

Cash and temporary investments at March 31, 1995 were $869,000, down by $1,627,000 from the prior year end. The principal uses of cash were to cover operating losses, nonrecurring legal and facility move costs, growth in unbilled costs and fees, and cash disbursed for expenses accrued in previous periods.

Trade accounts payable and accrued legal expense increased by $1,669,000, which provided a source of funds.

The Company's current ratio remains reasonably strong at 2.0, compared to 2.5 at the end of last fiscal year. While customer accounts receivable have increased modestly since year end 1994, the continuing need for standby letters of credit and facility related security deposits have placed severe pressure on the Company's unrestricted cash resources.

Management believes the Company's unrestricted cash balances at the end of fiscal year 1995 are marginal relative to its needs. Year end backlog of equipment orders remained low, but anticipated revenues and cash flow from operations are expected to improve steadily during fiscal year 1996. The improved revenue outlook and reduced occupancy and legal costs during 1996 should reverse the negative cash flows experienced during 1995. Nonetheless, management believes that outside capital will be required for the Company to establish a sound financial footing and to take advantage of near term growth opportunities. A more detailed discussion of management's current and future action plans follows.

MANAGEMENT ACTIONS - 1995 was a year of consolidation, restructuring, and rebuilding for the Company. Many initiatives were undertaken with the overriding objective being to reestablish a sound financial foundation upon which profitable revenue growth can be built. During 1995 and continuing into early fiscal year 1996, actions were taken in many areas, including:

 [BULLET]  overhead and operational expense reductions
 [BULLET] settlement of litigation that represented a significant uncertainty [BULLET] management recruitment and human resource initiatives
 [BULLET]  commercial introduction of new products
 [BULLET]  development of new technology
 [BULLET]  securing of new customers
 [BULLET] strengthening of the Company's commitment to customer service [BULLET] identification of outside capital resources and opportunities for enhanced cash flow

The collective impact of these actions was only partially evident during 1995, and Management believes that future results will more fully reflect the anticipated effects of the actions recently taken.

OVERHEAD EXPENSE REDUCTIONS - During the first quarter of fiscal year 1995, significant cuts in personnel and outside consulting expenses were implemented, eliminating approximately $200,000 in costs per quarter relative to the original 1995 budget. Excluding extraordinary legal and moving expenses of $364,000 that were charged in 1995, total SG&A spending declined by $486,000 in 1995, compared to 1994. Additionally, the Company relocated to a new facility in early March, 1995. The resulting savings in occupancy costs are budgeted to be approximately $1,300,000 in 1996.

SETTLEMENT OF LITIGATION - During the fourth quarter of fiscal 1995, the Company resolved the legal dispute with the owner of its former Cambridge, Massachusetts facility and was released from all claims other than the current deferred rent agreement. In April 1995, the Company won a jury verdict in the litigation brought by its former president and founder, effectively eliminating significant uncertainties to the Company.

MANAGEMENT RECRUITMENT AND HUMAN RESOURCES - The management team was strengthened during 1995 through the addition of a Chief Financial Officer as well as key talent in financial planning, manufacturing, and international sales.

NEW PRODUCT COMMERCIALIZATION - During the second quarter, the Company's CargoSearch[Trademark] facility at Otay Mesa, California was successfully commissioned and turned over to the U.S. Customs Service as a fully functioning system. CargoSearch[Trademark] continues to operate as designed and has led to numerous seizures of drugs and other contraband hidden in vehicles attempting to enter the U.S. from Mexico. The U.S. Customs Service and other international customs agencies have expressed interest in purchasing numerous CargoSearch[Trademark] systems over the next several years. The Company's prototype BodySearch[Trademark] systems have undergone long-term evaluations by several foreign customs and law enforcement agencies. The Model 66[Trademark] MailSearch[Trademark]/ LobbySearch[Trademark] systems began to show commercial success during 1995, with the first volume sales to law enforcement agencies as well as both government and corporate security services.

ADVANCED TECHNOLOGY DEVELOPMENT - The Company was awarded approximately $3.2 million in major new research and engineering contracts during 1995. These programs will help maintain the Company's leadership position in the practical application of advanced X-ray inspection systems. The 1995 contract awards included the development of a mobile work site housing the Company's top of the line Model 101ZZ[Registered Trademark] inspection system, a mobile version of CargoSearch[Trademark], an advanced automatic explosives detection system for the FAA, and a prototype of the next generation detection system using forward scatter technology.

ADDITION OF NEW CUSTOMERS - The Company undertook a significant effort during 1995 to broaden its domestic customer base, reestablish sales to former customers, and expand its foreign sales coverage. New or reestablished domestic customers during 1995 included the U.S. Postal Inspection Service, the Federal Aviation Administration, and several private companies or commercial security firms. Significantly expanded foreign customer relationships included H.M. Customs and Excise (U.K.), the Taiwan Customs Agency, the Australian Customs Service, and the Egyptian Office of the President.

COMMITMENT TO CUSTOMER SERVICE - Starting in late fiscal year 1994 and continuing into 1995, the Company placed considerable emphasis on upgrading its field service function and improving the quality and responsiveness of service to the installed customer base. Programs offering extended warranty, preventative maintenance, and equipment upgrade packages have been well received by existing customers. As a result of this new emphasis, field service revenues were $2,287,000 in 1995, an increase of $681,000 (42%) compared to 1994.

FISCAL OPERATIONS - The rebuilding that took place during fiscal year 1995 occurred within the context of extremely tight cash resources and no access to outside financing. Management implemented aggressive cash management measures, including seeking advances from customers with large dollar and/or long lead time contracts and cleaning up of unbilled costs and retainages on completed government contracts. This latter effort produced $251,000 of cash receipts during 1995 and an additional $165,000 of estimated receipts during the first quarter of 1996. Despite these and other cash conservation measures, the Company's cash shortage is severe and will remain so until revenues rebound as anticipated during 1996.

In response to the chronic cash shortage, on April 13, 1995, certain Officers and a Director agreed to loan the Company $650,000 for a 4-month period, during which it is anticipated the Company will be able to arrange more permanent outside financing. In this regard, some progress is being made. On June 27, 1995, the Company closed on a $1,000,000 line of credit from a regional bank and guaranteed by the U.S. Export Import Bank. This loan will be used to finance the receivables and inventory associated with growth in export sales.

Management believes additional outside financing will be required to overcome the Company's chronic cash shortage until such time as adequate revenue levels are attained to achieve cash self-sufficiency sometime during fiscal year 1996. Sales growth and the solicitation of outside capital resources are management's primary short term imperatives.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------   -------------------------------------------

The financial statements and supplementary financial information listed in the Index to Consolidated Financial Statements and Schedules on page 27 are filed as part of this Annual Report on Form 10-K and are incorporated into this Item by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

PART III
- --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
- --------   -----------------------------------------------

[SQUARE BULLET] DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AS OF MAY 30,
                1996.


                                     Positions and Offices      Date Assumed
Name                     Age         of Company Held            Each Position
- ----                     ---         ---------------            -------------

DIRECTORS
- ---------

Herman Feshbach          79          Director                   September 1975
                                     Chairman                   July 1993

Al Gladen                58          Director                   September 1995
Hamilton W. Helmer       49          Director                   February 1993
Donald J. McCarren       55          Director                   February 1993
Ralph S. Sheridan        46          Director                   January 1994
                                     President & CEO            September 1993

EXECUTIVE OFFICERS (Who are not also Directors)
- ------------------

Jeffrey A.  Bernfeld     39          Vice President, General    February 1996
                                     Counsel & Clerk
Peter W. Harris          42          Vice President, Sales      February 1994
                                     and Marketing
Michael V.  Hynes        45          Vice President, Science    September 1995
                                     Technology
Lee C. Steele            46          Vice President, Finance    October 1994
                                     Treasurer & CFO

All Directors and Executive Officers hold office until the next annual meeting of Stockholders and until their successors are duly elected and qualified. No family relationship exists between any of the listed Directors and Executive Officers.

Dr. Herman Feshbach is an Institute Professor Emeritus at the Massachusetts Institute of Technology, a position he has held for more than five years, and has previously served as Chairman of the Physics Department at MIT and Director of the MIT Center for Theoretical Physics. He is a past President of the American Physical Society and the American Academy of Arts and Sciences and is Fellow of both those Organizations and of the American Association for the Advancement of Sciences. He is on the Board of Governors for Tel Aviv University and the Weizmann Institute of Science, is on the Board of Editors for Daedalus and Editor of the Annals of Physics, and has served as Chairman or Member on numerous committees for the Department of Energy, the National Science Foundation, the

National Academy of Sciences, and the American Physical Society. He was awarded the National Medal of Science by President Reagan in 1986. Dr. Feshbach received his Ph.D from MIT.

Mr. Al Gladen is President of Dabster, Inc., a technology consulting firm specializing in engineering and technology management assistance, with offices in Kent, Washington. Mr. Gladen's consulting activities have included strategic technology planning, new product development, project management and acquisition review. Mr. Gladen has acted as a technology and engineering consultant to the Company since 1993, and it is expected that he will continue to provide such assistance on a part-time basis. Mr. Gladen holds four U.S. patents and is a director of four other privately held corporations.

Mr. Hamilton W. Helmer has, for the last 14 years, been Managing Partner of Helmer & Associates, a strategic consulting firm located in Los Altos, California. Prior to that, Mr. Helmer worked for Bain & Co. Mr. Helmer holds a Ph.D in Economics from Yale University.

Mr. Donald J. McCarren is President and Chief Executive Officer of Tacora Corporation, a medical technology company located in Seattle, Washington. From July 1992 to June 1994, he was President and Chief Operating Officer of ImmunoGen, Inc., a bio-tech research and development company located in Cambridge, Massachusetts. Prior to that, he was President (1990 to 1992) of the Adria Laboratories Division of Erbamont N.V. in Columbus, Ohio, and Corporate Vice President of Worldwide Marketing and Business Development (1989 to 1990) and Vice President of Far East and Australian Operations (1986 to 1989) of Erbamont, N.V. Mr. McCarren holds a Ph.D. in Developmental Economics.

Mr. Ralph S. Sheridan was elected President and Chief Executive Officer of the Company in September 1993, and in January of 1994, he was elected a Director. Prior to joining the Company, Mr. Sheridan ran his own consulting and investment firm, Value Management Corporation, in Waltham, Massachusetts. Prior to that, Mr. Sheridan was President and CEO (1988-1989) and Vice President of Marketing and Operations (1987-1988) of HEC Energy Corp., in Boston, Massachusetts. Mr. Sheridan held the position of Vice President of Operations for the Engineered Systems and Controls Group (1984-1986) and Vice President of Corporate Business Development (1981-1984) at Combustion Engineering, Inc. in Stamford, Connecticut. Mr. Sheridan holds a B.S. in Chemistry and an M.B.A., both from Ohio State University.

Mr. Jeffrey A. Bernfeld joined AS&E as Vice President General Counsel and Clerk in February 1996. Prior to that time, he was Vice President and General Counsel of Spire Corporation in Bedford, Massachusetts for three and one-half years; a founder and Managing Director of Global Solutions, Inc. in Wellesley, Massachusetts for one year; Vice President and General Counsel of The Mediplex Group in Wellesley, Massachusetts for two years; and a partner at Goldstein & Manello in Boston, Massachusetts, where he began his career as an Associate in 1981. Mr. Bernfeld received his B.A. from Brandeis University and his J.D. from New York University School of Law. Mr. Bernfeld is a director of Summit Technology, Inc. of Waltham, Massachusetts.

Mr. Peter W. Harris joined the Company in February 1994 as Vice President, Sales and Marketing. Prior to joining the Company, Mr. Harris was Manager of External Affairs for Stone & Webster, an architectural engineering firm in Boston, Massachusetts, where he held a number of positions beginning in 1988. During his time at Stone & Webster, Mr. Harris concentrated on Federal government and international sales. Mr. Harris, a graduate of the U.S. Naval Academy, holds the rank of Captain in the U.S. Naval Reserve and commanded several units during his twelve years of active duty and seven years in the Naval Reserve. In addition, Mr. Harris holds a Master's degree in National Security Studies from Georgetown University.

Dr. Michael V. Hynes joined AS&E as Vice President and Chief Technical Officer in September 1995. Prior to joining AS&E, Dr. Hynes had been at Los Alamos National Laboratory for fifteen years, where he held a number of positions including Industrial Fellow, Program Manager and Project Leader. Dr. Hynes earned three degrees from the Massachusetts Institute of Technology: a B.S. in Physics; an M.S. in Management and a Ph.D in Physics. Dr. Hynes has authored more than fifty articles in the peer-reviewed literature and has won numerous awards and honors including Weizmann and Sloan Fellowships from MIT, an Oppenheimer Fellowship from Los Alamos Scientific Laboratory and a Distinguished Performance Award from Los Alamos National Laboratory.

Mr. Lee C. Steele joined the Company in September 1994 as its Vice President of Finance and Chief Financial Officer. From 1991 until he joined the Company, Mr. Steele was a principal of Asset Management Corporation, a Waltham, Massachusetts consulting firm specializing in the analysis and resolution of complex financial and operational challenges for small and medium size businesses. Until 1991, Mr. Steele was a Partner at Deloitte & Touche, specializing in profit planning, corporate finance and troubled company situations. He holds an M.B.A. from Harvard Business School and an engineering degree from Case Western Reserve University.


ITEM 11.   EXECUTIVE COMPENSATION
- -------    ----------------------

[SQUARE BULLET] THE FOLLOWING CHART PROVIDES INFORMATION CONCERNING COMPENSATION
PAID BY THE COMPANY DURING THE YEAR ENDED MARCH 29, 1996 TO THE CHIEF EXECUTIVE
OFFICER AND EACH OF THE FOUR MOST HIGHLY COMPENSATED EXECUTIVE OFFICERS OF THE
COMPANY WHOSE AGGREGATE COMPENSATION EXCEEDED $100,000.

                             SUMMARY COMPENSATION


                                                             Long-Term
                                        Annual                Compen-
                                     Compensation             sation
                                                                              All
Name and Principal   Fiscal                                   Option      OtherCompen-
Position              Year       Salary($)     Bonus ($)     Awards(#)     sation($)(1)
- ------------------   ------      ---------     ---------     ---------     -----------

Ralph S. Sheridan    1996         200,000     202,168(3)          0          2,486
President and CEO    1995         200,000     111,055(3)          0          2,198
                     1994(2)      104,038           0       120,000            163


Peter W. Harris      1996         110,000      40,000             0            403
Vice President,      1995         110,000           0             0            721
Sales / Marketing    1994(2)       18,615           0        30,000              0


Lee C. Steele        1996         110,752      27,000             0          1,344
Vice President       1995(2)       55,000           0        50,000            900
and CFO



(1) All Other Compensation includes imputed income from taxable life insurance.

(2) The indicated years were years of partial employment with the Company for each named executive.

(3) Mr. Sheridan's bonus is paid in respect of "contract years" ending September 30th in each year and includes cash, stock and payments made to him to alleviate the tax impact of his stock bonus.


Mr. Sheridan has an employment contract with the Company that provides for his employment as President and Chief Executive Officer, and as a Director, through September 1996, at an annual salary of $200,000, plus performance bonuses tied to specific accomplishments.

Under the contract, Mr. Sheridan is eligible to receive an annual bonus of up to $75,000 and 10,000 shares of Common Stock in each contract year, based on
his accomplishment of goals established by the Compensation Committee.   Mr.
Sheridan also receives an amount calculated to compensate him for the taxes due on the stock portion of this bonus. In addition, in 1994 the Company granted Mr. Sheridan options to purchase 120,000 shares of the Company's Common Stock at $4.00 per share, the fair market value of the Company's Common Stock on the date of grant.

Of the 120,000 options, an option to purchase 40,000 shares became fully exercisable on September 15, 1994. The option to purchase the remaining 80,000 shares was approved by the stockholders at the 1994 Annual Meeting of Stockholders and becomes exercisable for up to: (i) 50% of the shares covered thereby at any time after September 15, 1995, (ii) 75% of the shares covered thereby at any time after September 14, 1996, and (iii) subject to Mr. Sheridan agreeing prior to September 14, 1996 to remain employed by the Company for an additional year from that date, 100% of the shares covered thereby at any time after September 14, 1996. The vesting schedule is accelerated upon the occurrence of certain events.

Mr. Sheridan recognized no income upon the issuance of the options. The Company is recognizing as compensation expense the difference between the market value of the 80,000 option shares at date of grant ($4.00) and date of shareholder ratification ($5.50). This expense is being amortized over the 3-year vesting period of the options. When the options are exercised, Mr. Sheridan will recognize ordinary income in an amount equal to the difference between the fair market value of the Common Stock received upon the exercise of the option and the amount paid for the Common Stock. At that time, the Company will be allowed a deduction equal to the amount recognized as ordinary income by Mr. Sheridan, less any deductions previously taken. The options provide that to the extent that exercise of an option would give rise to compensation expense that the Company reasonably expects will not be deductible for tax purposes in any given taxable year pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, the number of shares as to which the options may be exercised during that taxable year shall be limited.

Under the Employment Agreement, Mr. Sheridan purchased 160,000 treasury shares of the Company's Common Stock payable by promissory note. The note is due on the earlier of September 15, 2003 or the termination of Mr. Sheridan's employment. The Company has agreed to reimburse Mr. Sheridan for the interest payable under the note in most circumstances.

Under the Employment Agreement, Mr. Sheridan is entitled to receive the same benefits as other senior executives of the company, as well as to the use of a car (which Mr. Sheridan declined until April 1996).

In the event that Mr. Sheridan's employment with the Company is terminated without Cause, or by him for Good Reason (as defined in the Employment Agreement), he will receive twelve month's pay and any previously earned bonuses. In the event that Mr. Sheridan's employment with the Company is terminated for Cause, or by him other than for Good Reason (as defined in the Employment Agreement), or by his death or disability, he will not be entitled to receive any salary beyond the date of termination, and he will only be entitled to receive previously earned bonuses if the termination is caused by death or disability.

Mr. Steele has an agreement with the Company providing for a three year term, subject to termination for cause as defined. The contract establishes a base salary of $110,000 plus a potential bonus of up to $30,000 upon the achievement of semiannual individual and corporate goals as established by the President of the Company in consultation with Mr. Steele. The Agreement grants Mr. Steele severance payments equal to one year's salary if he is terminated in connection with a change of control of the Company, as defined in the Agreement.



[SQUARE BULLET] THE FOLLOWING TABLES PROVIDE INFORMATION CONCERNING THE GRANT OF OPTIONS IN FISCAL YEAR 1996 TO EXECUTIVE OFFICERS NAMED IN THE SUMMARY COMPENSATION TABLE AND OPTIONS EXERCISED BY THOSE OFFICERS.

                      OPTION GRANTS IN THE LAST FISCAL YEAR






                                      Individual Grants          Potential Realizable
                        ---------------------------------------- Value at Assumed
                                                                 Annual Rates of Stock
                                 % of Total                      Price Appreciation for
                                    Options                      Option Term ($)
                                 Granted to                      --------------------
                        Options         All  Exercise  Expiration
                        Granted   Employees  Price ($)       Date    5%/year   10%/year
                        ---------------------------------------------------------------

Ralph S. Sheridan             0           0       N/A        N/A        N/A        N/A
Jeffrey A. Bernfeld      24,000        11.8      8.06    2/28/06    386,000    615,000
Peter W. Harris               0           0       N/A        N/A        N/A        N/A
Michael V. Hynes         32,000        15.7      6.50    9/15/05    515,000    820,000
Lee C. Steele                 0           0       N/A        N/A        N/A        N/A




                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                                                Number of          Value of Unexercised
                                            Unexercised Options    In-The-Money Options
                                            at Fiscal Year End -   at Fiscal Year End -
                         Shares             March 29, 1996(#)      March 29, 1996($)
                        Acquired             -----------------     --------------------
                           on       Value
                        Exercise  Realized     Exerc-  Unexerc-     Exerc-    Unexerc-
                          (#)        ($)       isable   isable      isable     isable
                        ---------------------------------------------------------------

Ralph S. Sheridan              0         0     80,000   40,000     470,000     235,000
Jeffrey A. Bernfeld            0         0      6,000   18,000      10,920      32,760
Peter W. Harris                0         0     20,000   10,000     112,500      86,250
Michael V. Hynes               0         0      8,000   24,000      27,000      81,000
Lee C. Steele                  0         0     25,000   25,000     109,375     109,375




[SQUARE BULLET] COMPENSATION OF DIRECTORS

Directors who are also employees of the Company do not receive additional compensation as Directors. Subject to approval by the Company's Stockholders at the 1996 Annual Meeting of Stockholders, Non-Employee Directors (other than the Chairman) will receive annual compensation of 2,000 shares of Company Common Stock (2,055 shares in the 1996 Fiscal Year) issuable on January 10th in each year, and options to purchase 7,000 shares of Common Stock at the closing price on the date of the Annual Meeting in each year. The Chairman receives 2,500 shares of Common Stock on January 10th in each year and continues to receive deferred compensation under a now discontinued plan described below. No meeting fees or other fees are payable to any Director.

Dr. Feshbach, the Company's Chairman, is covered by a nonfunded deferred compensation plan (adopted in 1976 and amended in 1977, 1980, 1986, 1990 and 1992) that provides for periodic payments beginning at age 65, based on length of service. During the year, Dr. Feshbach received $4,752 under the Plan. The Company accrues the current cost of the plan, which amounted to $20,529 in fiscal 1996.

[SQUARE BULLET] COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND
SECTION 16 REPORTING

During the fiscal year ended March 29, 1996, the Company's Compensation Committee consisted of Dr. Herman Feshbach, Mr. Hamilton W. Helmer and Mr. Donald J. McCarren. No reportable relationship existed with respect to any member of the Compensation Committee.

Section 16(a) of the Securities Exchange Act of 1934 requires certain persons, including the Company's Directors and Executive Officers, to file initial reports of beneficial ownership of the Company's securities and reports of changes in beneficial ownership with the Securities and Exchange Commission. For fiscal year 1996, the following reports were filed late: Herman Feshbach filed one late report covering one transaction; Al Gladen filed two late reports covering three transactions; Peter Harris filed one late report covering one transaction; Hamilton Helmer filed one late report covering two transactions; Donald McCarren filed one late report covering three transactions; and Lee Steele filed one late report covering two transactions.

[SQUARE BULLET] BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors (consisting of the three outside Directors whose names appear below this Report) has sole responsibility for compensation issues relating to the Chief Executive Officer. Compensation practices and policies for the other executive officers are set by the Chief Executive Officer with the advice of the Compensation Committee.

The Compensation Committee has formulated an approach to all executive compensation that emphasizes the establishment of goals and objectives for each executive and for the Company as a whole and ties a substantial portion of executive compensation to the performance of the executive and the Company with respect to these goals and objectives. Base compensation for executive officers (and many other Company employees) is established on the basis of an analysis of salaries received by comparable employees of high-tech and manufacturing companies in the Greater Boston area, company financial results and prospects, and individual contributions relative to the job description and past performance of each officer.

In line with this approach, the Company entered into an Employment Agreement with its new President and Chief Executive Officer, Mr. Ralph S. Sheridan, in December 1993 (effective as of September 1993). This Agreement was based, in part, on an independent consultant's analysis of compensation arrangements for chief executives of comparable companies, and was also based on a careful review of the most important goals and objectives for the Company. The Agreement provides for cash compensation of $200,000, plus annual incentive bonuses of up to $75,000 and 10,000 shares of Company stock, tied to specific, agreed upon performance criteria. In addition, in order to provide for long-term incentives, under the Agreement the Company has issued Mr. Sheridan nonstatutory stock options to purchase 120,000 shares of Common Stock, and Mr. Sheridan has purchased 160,000 shares of the Company's Treasury Stock.

For the contract year ended in September 1995, the Committee awarded Mr. Sheridan a cash bonus of $63,750 and 8,500 shares of stock, representing 85% of the potential award under his contract. This award represents the Committee's determination that Mr. Sheridan had done an excellent job over the preceding twelve months and had met most but not all of the goals and objectives jointly established by the Committee and Mr. Sheridan.

Also in keeping with its performance-based compensation philosophy, in the spring of 1994, the Company implemented an incentive compensation program for all executives who report directly to the Office of the President. Under this new policy, these executives receive a specified portion of their total compensation (ranging from 10% to 27%) based upon two factors: their completion of agreed upon goals and objectives, and the performance of the entire company.

Report Submitted By: Dr. Herman Feshbach, Mr. Hamilton W. Helmer and Mr. Donald
J. McCarren.

[SQUARE BULLET] STOCK PERFORMANCE CHART

The following chart graphs the performance of the cumulative total return to shareholders (stock price appreciation plus dividends) during the previous five years in comparison to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Standard & Poor's 500 High-Tech Composite Stock Price Index.


                               INDEXED RETURNS
                              Years Ending March

              1991        1992        1993        1994        1995        1996
              ----        ----        ----        ----        ----        ----
AS&E          100         85.45      120.00       56.36       90.91      143.64
S&P 500       100        111.04      127.95      129.84      150.05      198.22
S&P Hi-Tech   100        102.33      112.44      132.25      167.36      225.95

Note: Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year (and reinvestment of dividends) in the Company's Common Stock, Standard & Poor's 500 Composite Stock Price Index and the Standard & Poor's 500 High-Tech Composite Stock Price Index.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT
- -------   ---------------------------------------------------------------

[SQUARE BULLET] THE FOLLOWING CHART SHOWS THE COMPANY COMMON STOCK BENEFICIALLY
OWNED BY OFFICERS AND DIRECTORS OF THE COMPANY ON MAY 30, 1996. BASED ON
INFORMATION AVAILABLE TO IT, THE COMPANY BELIEVES THAT NO OTHER PERSON OR ENTITY
OWNED 5 PER CENT OR MORE OF THE COMPANY'S COMMON STOCK ON THAT DATE.

Name of                            Amount and Nature of         Percent
Beneficial Owner                  Beneficial Ownership(1)       of Class
- ----------------                  -----------------------       --------

Jeffrey A. Bernfeld                        6,000                  (2)
Herman Feshbach                           12,790                  (2)
Al Gladen                                 35,055
Peter W. Harris                           22,250                  (2)
Hamilton W. Helmer                        23,781                  (2)
Michael V. Hynes                           8,000                  (2)
Donald J. McCarren                        31,581                  (2)
Ralph S. Sheridan                        276,500                6.01
Lee C. Steele                             33,250                  (2)
Directors and Officers
    as a Group (9 persons)               449,207                9.47

- ----------

(1) Includes shares that may be acquired under stock options and warrants exercisable within sixty days after the date of this table, as follows: Mr. Bernfeld - 6,000; Dr. Feshbach - 3,750; Mr. Gladen - 30,000; Mr. Harris - 22,000; Mr. Helmer - 20,000; Mr. McCarren - 26,000; Mr. Sheridan - 100,000; Mr. Steele - 32,500; and all Directors and Officers as a group - 240,250. All ownership reported herein includes sole voting and investment power.

(2)   Amount owned constitutes less than one percent.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------   -----------------------------------------------

In April, 1995 a group that included three of the Company's Officers and one Company Director made a loan to the Company in the total amount of $650,000. The proceeds of the loan were used for general working capital purposes. The loan was paid off in full on a timely basis.

The Board of Directors determined that the loan was necessary and the terms appropriate. The Company had been seeking short-term financing from several banks, but conclusion of a conventional line of credit arrangement was delayed pending resolution of the lawsuit brought by the Company's founder, in which the Company has now received a favorable jury verdict. In addition, portions of the Company's working capital had been tied up in slow-paying foreign accounts receivable and as collateral for letters of credit supporting certain international sales. These factors justified a form of short-term "bridge loan" while the Company worked on a more permanent financing alternative.

The loan terminated on August 15, 1995, and bore interest at the prime rate plus two percent. As additional consideration, the Company issued a total of 6,500 shares of its Common Stock and warrants to purchase 65,000 shares of its Common Stock proportionally to the lenders. The warrant exercise price is the lowest trading price of the stock on the American Stock Exchange during the term of the loan. The Company has agreed to register these shares. The Company granted a security interest in all of its assets to the lending group during the pendency of the loan.

Ralph S. Sheridan, the Company's President and CEO, provided $200,000 of the loan funds. Al Gladen, who subsequently became a Director of, and remains a Consultant to the Company, provided $300,000. Lee C. Steele, the Company's Vice President of Finance and CFO, provided $75,000. Donald J. McCarren, a Director of the Company, provided $50,000. Peter W. Harris, the Company's Vice President of Sales and Marketing, provided $25,000.

Mr. Gladen provides engineering and management services to the Company on a regular basis. In fiscal year 1996, the compensation paid to Dabster, Inc., a corporation of which Mr. Gladen is the President, for such services was $168,800.

All other information called for by this Item appears in Items 10 and 11 of this Annual Report on Form 10-K, and is incorporated herein by reference.

PART IV
- -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- --------  ---------------------------------------------------------------

(a) The financial statements and schedules listed in the Index to Consolidated Financial Statements and Schedules on page 27 are filed as part of this report, and such Index is incorporated in this Item by reference.

      The exhibits listed in the Exhibit Index on page 45-46 are filed as part of this report, and such Index is incorporated in this Item by reference.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the fourth quarter of the fiscal year covered by this report.

AMERICAN SCIENCE AND ENGINEERING, INC., AND SUBSIDIARY
- ------------------------------------------------------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------
AND SCHEDULE
- ------------


(Submitted in answer to Item 8 and Item 14 of Form 10-K, Securities and Exchange Commission)

CONSOLIDATED FINANCIAL STATEMENTS                                         PAGE
- ---------------------------------                                         ----

Report of Independent Public Accountants                                    28

Consolidated Balance Sheets - March 29, 1996 and March 31, 1995          29-30
Consolidated Statements of Operations                                       31
      For the Years Ended March 29, 1996 March 31, 1995,
      and April 1, 1994
Consolidated Statements of Stockholders' Investment                         32
      For the Years Ended March 29, 1996, March 31, 1995,  and
      April 1, 1994
Consolidated Statements of Cash Flows                                       33
      For the Years Ended March 29, 1996, March 31, 1995, and
      April 1, 1994
Notes to Consolidated Financial Statements - March 29, 1996              34-41


CONSOLIDATED SUPPLEMENTARY FINANCIAL INFORMATION
- ------------------------------------------------

Unaudited quarterly consolidated financial data for
      the years ended March 29, 1996, and March 31, 1995                    42


(Separate Financial Statements of the Company have been omitted since the net assets of its wholly owned subsidiary are not so restricted with respect to payment of loans, advances and cash dividends to the Company as to require such disclosure.)

FINANCIAL STATEMENT SCHEDULE
- ----------------------------

Schedule VIII - Valuation and Qualifying Accounts and Reserves              43





Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                               ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To American Science and Engineering, Inc.:

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. (a Massachusetts corporation) and subsidiary as of March 29, 1996 and March 31, 1995 and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 29, 1996. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Science and Engineering, Inc. and subsidiary as of March 29, 1996 and March 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 1996.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Boston, Massachusetts                                   /s/ Arthur Andersen LLP
June 5, 1996

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 29, 1996 AND MARCH 31, 1995

Dollars in thousands

                                                             1996         1995
                                                             ----         ----

ASSETS    CURRENT ASSETS:
          Cash and cash equivalents (Note 2)             $  3,377     $    869
          Accounts receivable, net of allowances of
          $179 in 1996 and $96 in 1995 (Note 1)             3,875        2,831
          Unbilled costs and fees, net of allowances of
          $97 in 1996 and $72 in 1995 (Note 1)              1,258        1,983
          Inventories (Note 1)                              4,314        3,709
          Prepaid expenses and other current assets           278           53
          Deferred income taxes (Note 5)                       10           28
                                                         --------     --------
          TOTAL CURRENT ASSETS                             13,112        9,473
                                                         --------     --------
          DEPOSITS                                            257          207
          PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
          NET OF ACCUMULATED DEPRECIATION OF $8,507 IN
          1996 AND $8,336 IN 1995 (Notes 1 and 3)             926        1,054
                                                         --------     --------

                                                         $ 14,295     $ 10,734
                                                         ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)
MARCH 29, 1996 AND MARCH 31, 1995

Dollars in thousands

                                                         1996          1995
                                                         ----          ----

LIABILITIES & Current liabilities:
STOCKHOLDERS' Current maturities of obligations
INVESTMENT    under capital leases (Note 3)            $     16    $    160
              Accounts payable                            2,021       2,169
              Accrued legal                                 128         350
              Accrued salaries and benefits                 496         557
              Accrued warranty costs (Note 1)               178         152
              Accrued commissions                           160         184
              Deferred revenue (Note 1)                     375         194
              Accrued rent                                   --         570
              Customer deposits                           2,670          48
              Other current liabilities                     258         473
                                                       --------    --------
              TOTAL CURRENT LIABILITIES                   6,302       4,857
                                                       --------    --------

              NONCURRENT LIABILITIES:
              Obligations under capital leases, net
                of current maturities (Note 3)               59          73
              Deferred compensation (Note 10)               192         184
              Deferred rent (Note 1)                        231          --
              Deferred income taxes (Note 5)                 10          28
                                                       --------    --------
              TOTAL NONCURRENT LIABILITIES                  492         285
                                                       --------    --------


              COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 10 and 11)

              STOCKHOLDERS' INVESTMENT: (Notes 6 and 7)
              Preferred stock, no par value
              Authorized - 100,000 shares
              Issued - None
              Common stock, $.66-2/3 par value
              Authorized - 8,000,000 shares
              Issued 4,500,627 shares in 1996
              and 4,257,120 shares in 1995                3,001       2,838
              Capital in excess of par value             14,556      13,612
              Accumulated deficit                        (9,290)    (10,092)
                                                       --------    --------
                                                          8,267       6,358
              Note receivable-Officer (Note 8)             (640)       (640)
              Less: treasury stock -
              67,377 shares in 1996 and
                in 1995, at cost                           (126)       (126)
                                                       --------    --------

              TOTAL STOCKHOLDERS' INVESTMENT              7,501       5,592
                                                       --------    --------
                                                       $ 14,295    $ 10,734
                                                       ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 29, 1996, MARCH 31, 1995,
AND APRIL 1, 1994

Dollars in thousands, except per share amounts


                                               1996        1995        1994
                                               ----        ----        ----
NET SALES AND CONTRACT REVENUES
(Notes 1 and 9)                              $17,815     $12,997    $ 11,182
Cost of sales and contracts (Note 1)          11,823       9,076       8,342
                                             -------     -------    --------
GROSS PROFIT                                   5,992       3,921       2,840

EXPENSES:
Selling, general and administrative            4,387       4,066       4,188
Research and development (Note1)                 533         852       1,436
Restructuring costs                               --          --         642
                                             -------     -------    --------
TOTAL EXPENSES                                 4,920       4,918       6,266

OPERATING INCOME/(LOSS)                        1,072        (997)     (3,426)
                                             -------     -------    --------

OTHER INCOME/(EXPENSE):
Interest, net                                     52          67         157
Other, net                                      (292)        (37)        (66)
                                             -------     -------    --------
TOTAL OTHER INCOME (EXPENSE)                    (240)         30          91
                                             -------     -------    --------

INCOME/(LOSS) BEFORE PROVISION FOR
  INCOME TAXES                               $   832     $  (967)   $ (3,335)
PROVISION FOR INCOME TAXES (Note 5)               30          --          --
                                             -------     -------    --------

NET INCOME/(LOSS)                            $   802     $  (967)   $ (3,335)
                                             =======     =======    ========

INCOME/(LOSS) PER SHARE (NOTE 1)             $   .18     $  (.23)   $   (.83)
                                             =======     =======    ========

Weighted Average Shares                        4,541       4,257       4,014
                                             =======     =======    ========


The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
FOR THE YEARS ENDED MARCH 29, 1996, MARCH 31, 1995 AND APRIL 1, 1994

Amounts in thousands, except share amounts


                                           CAPITAL IN  ACCU-      NOTE
                                           ----------  -----      ----
                          COMMON STOCK     EXCESS OF  MULATED  RECEIVABLE    TREASURY STOCK
                          ------------     ---------  -------  ----------    --------------
                        SHARES    AMOUNT   PAR VALUE  DEFICIT   OFFICER      SHARES  AMOUNT     TOTAL
                        ------    ------   ---------  -------   -------      ------  ------     -----

BALANCE,
MARCH 31, 1993       4,210,740   $ 2,807   $ 13,016  $ (5,790)  $     --    227,377  $ (426)  $ 9,607

Issuance of treasury
  stock to Officer (Note 8) --        --        340        --       (640)   160,000     300        --
Net Income/(loss)           --        --         --    (3,335)        --         --      --    (3,335)
Exercise of stock
  options (Note 6)       5,735         4         18        --         --         --      --        22
                     ---------   -------   --------  --------   --------  ---------  ------   -------

BALANCE,
APRIL 1, 1994        4,216,475     2,811     13,374    (9,125)      (640)    67,377    (126)    6,294

Net income/(loss)           --        --         --      (967)        --         --      --      (967)
Exercise of stock
  options (Note 6)       2,645         2         29        --         --         --      --        31
Issuance of stock       38,000        25        209        --         --         --      --       234
                     ---------   -------   --------  --------   --------  ---------  ------   -------

BALANCE,
MARCH 31, 1995       4,257,120     2,838     13,612   (10,092)      (640)    67,377    (126)    5,592

Net income/(loss)           --        --         --       802         --         --      --       802
Exercise of stock
  options (Note 6)      18,868        13         40        --         --         --      --        53
Issuance of stock
  (Note 7)             224,639       150        904        --         --         --      --     1,054
                     ---------   -------   --------  --------   --------  ---------  ------   -------

BALANCE,
MARCH 29, 1996       4,500,627   $ 3,001   $ 14,556  $ (9,290)  $   (640)    67,377  $ (126)  $ 7,501
                     =========   =======   ========  ========   ========  =========  ======   =======



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 29, 1996, MARCH 31, 1995, AND APRIL 1, 1994

Dollars in thousands


                                                                  1996      1995       1994
                                                                  ----      ----       ----

Cash flows from operating activities:
Net income/(loss)                                             $    802   $  (967)   $(3,335)
Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
      Depreciation and amortization                                205       219        278
      Amortization of deferred gain                                 --       (68)       (68)
      Provisions for contract, inventory, accounts
                 receivable and warranty reserves                  510       219       (201)
      Change in assets and liabilities:
                 Accounts receivable                            (1,244)     (412)     2,440
                 Unbilled costs and fees                           725    (1,075)       515
                 Inventories                                      (442)      145         (1)
                 Prepaid expenses, other current
                      assets and deferred income taxes            (257)      184         46
                 Accounts payable                                 (148)    1,669       (586)
                 Customer deposits                               2,622      (122)      (270)
                 Accrued expenses and other
                       current liabilities                      (1,185)     (431)      (298)
                 Accrued restructuring costs                        --      (275)      (367)
                 Noncurrent liabilities                            221      (242)      (115)
                                                              --------   -------    -------

       TOTAL ADJUSTMENTS                                         1,007      (189)     1,373
                                                              --------   -------    -------

       NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES      1,809    (1,156)    (1,962)
                                                              --------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment, net                    (250)     (693)      (144)
                                                              --------   -------    -------

       Cash used for investing activities                         (250)     (693)      (144)
                                                              --------   -------    -------

Cash flows from financing activities:
     Proceeds from borrowings and capital lease
       financings (Notes 3 and 11)                                  650       108         30
     Repayment of officer note (Note 11)                          (650)       --         --
     Proceeds from exercise of stock options                        53        31         22
     Proceeds from issuance of stock                             1,054       234         --
     Principal payments of capital lease obligations              (158)     (151)      (152)
                                                              --------   -------    -------
     Cash provided by (used for) financing activities              949       222       (100)
                                                              --------   -------    -------

Net increase (decrease) in cash and cash equivalents             2,508    (1,627)    (2,206)
Cash and cash equivalents at beginning of year                     869     2,496      4,702
                                                              --------   -------    -------
Cash and cash equivalents at end of year                      $  3,377   $   869    $ 2,496
                                                              ========   =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid                                         $     79   $    16    $    28
        Income taxes paid                                           --        --         62




The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 29, 1996


1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Science and Engineering, Inc., is engaged in the development and manufacture of sophisticated X-ray inspection systems for critical detection and security screening solutions for sale primarily to U.S. and foreign government agencies.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. As policy, the Company's fiscal year ends on the Friday closest to March 31st. As such, the Company's fiscal year ended on March 29, 1996.

INVENTORIES Inventories are stated at the lower of cost, computed on a first-in, first-out basis, or market and generally include material, labor and factory overhead.

The components of inventories at March 29, 1996, and March 31, 1995, were as follows (dollars in thousands):


                                                     1996      1995
                                                     ----      ----

Raw materials and completed subassemblies          $ 3,014    $2,485
Work-in-process                                      1,300     1,224
                                                   -------    ------
                                                   $ 4,314    $3,709
                                                   =======    ======


PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS The Company provides for depreciation and amortization of its fixed assets, principally equipment, using straight-line and accelerated methods over estimated useful lives of 3-10 years. Expenditures for normal maintenance and repairs are charged to expense as incurred. Significant additions, renewals or betterments which extend the useful lives of the assets are capitalized. The cost and accumulated depreciation applicable to equipment and leasehold improvements sold or otherwise disposed of, are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations.

LONG LIVED ASSETS For the fiscal year beginning March 30, 1996, the Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS No. 121 addresses accounting and reporting requirements for long-lived assets based on their fair market values. The Company believes there will be no impact on its financial condition and results of operations as a result of adopting SFAS No. 121.

WARRANTY COSTS The Company provides currently for future warranty and installation costs on units sold covering the estimated replacement and installation costs related to parts and labor.

METHODS OF RECORDING PROFITS ON CONTRACTS Revenues and profits are generally recorded on cost reimbursement and long-term fixed-price contracts as costs are incurred using the percentage-of-completion method. Percentages of completion are determined by relating the actual cost of work performed to date for each contract to its estimated final cost.

Revenues and profits are recorded on other fixed price contracts as shipments are made or as performance milestones are achieved. Profit on fixed price contracts is determined by applying the estimated average profit rate to the contract value of the items shipped or of the performance milestones achieved. If a loss is anticipated on a contract, provision is made at that time for the full amount of the estimated loss without reference to the percentage of completion or to performance milestones.

Under the terms of most of its cost-reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $394,000 in 1996 and $473,000 in 1995) result from both commercial contract retentions and government contract withholdings for 15% of fees, as well as differences between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees.

Included in accounts receivable and unbilled costs and fees at March 29, 1996, and March 31, 1995, are $3,444,000 and $1,738,000 respectively, from both prime and subcontracts with the U.S. Government.

DEFERRED REVENUE The Company recognizes service contract revenues ratably over the term of the contract. The Company provides a reserve for its estimate of warranty costs at the time of shipment. Deferred revenue in the accompanying balance sheets consists primarily of unearned revenue on service contracts. Substantially all of the deferred revenue included in the accompanying 1996 balance sheet will be recognized within 2 years.

DEFERRED RENT The Company entered into a lease for its office and manufacturing facilities. This lease has escalation clauses which require normalization of the rental expense over the life of the lease resulting in deferred rent being reflected in the accompanying 1996 balance sheet.

RESEARCH AND DEVELOPMENT Research and development costs are expensed as incurred.

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

FOREIGN CURRENCY CONTRACTS In order to minimize exposure to foreign currency fluctuations, the Company has entered into forward foreign currency contracts to hedge commitments, denominated in foreign currencies, with vendors. The contracts are accounted for as hedges in accordance with SFAS No. 52, "Foreign Currency Translations". Under this Statement, the contracts qualify as hedges of firm commitments and therefore the contracts are excluded from the balance sheet and statement of operations. Any gain or loss on the foreign currency contracts will be offset by a corresponding loss or gain on the commitment with the vendor at the time of purchase. As of March 29, 1996, the Company had approximately $42,000 in forward currency contracts which will mature at various times through April 1996.

INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARES Income/(loss) per common share in 1996 was computed by dividing the net income by the weighted average number of shares of Common Stock outstanding during each year. Common stock equivalents (stock options and stock warrants) were considered in the computation of earnings per common and common equivalent share for 1996. Stock options and stock warrants were not considered in computing the loss per share in 1995 and 1994 as the effect would have been antidilutive. The primary weighted average shares for 1996, 1995, and 1994 were 4,517,000, 4,257,120, and 4,014,000, respectively. The number of fully diluted shares used in the per share computations were 4,541,000 in 1996, 4,257,120 in 1995 and 4,014,000 in 1994. Fully diluted earnings per share is equal to primary earnings per share.

INCOME TAXES In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance against any deferred tax assets whose realizability is uncertain.

PRESENTATION Certain amounts in 1995 and 1994 have been reclassified to conform to the 1996 financial statement presentation.

2.  CASH AND CASH EQUIVALENTS

The Company considers all cash investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value at year end 1996 and 1995.

Cash and cash equivalents as of March 29, 1996, consist primarily of U.S. Treasury Bills of approximately $2,000,000 with maturities of 30 days or less, and overnight repurchase agreements with a regional bank. The repurchase agreements are collateralized by investments principally consisting of U.S. Government Agency securities in the amount of at least 100% of such obligation.


3.  OPERATING AND CAPITAL LEASE AGREEMENTS

In January 1995, the Company entered into a lease agreement for its new office and manufacturing facilities in Billerica, Massachusetts. This lease has a term of 10 years starting March 1, 1995, with an option to extend for 10 additional years. As part of the lease agreement, the Company agreed to a security deposit of $250,000. Escalation clauses provide for rent increases after the first and fifth years of the rental term. The Company incurred $513,000, $1,640,000 and $1,679,000 of rent expense in 1996, 1995, and 1994 respectively.

Future minimum rental payments under the lease, excluding real estate taxes, insurance and operating costs paid by the Company required over the initial term of the lease are as follows (in thousands):


                                Year Ending March
                                -----------------
                              1997           $  475
                              1998              475
                              1999              475
                              2000              475
                              2001              554
                              Thereafter      2,170
                                             ------
                                             $4,624
                                             ======




During fiscal 1995 the Company entered into a lease agreement for the purchase of certain office equipment. Borrowings under this agreement are payable in monthly installments over a period of 60 months with interest of 11.5%. Future minimum lease payments are as follows (in thousands):

                                   Year Ending March
                                   -----------------
                         1997                                        $  23
                         Thereafter                                     69
                                                                     -----
                         Total minimum lease payments                   92
                         Less:  Amounts representing interest          (17)
                                                                     -----
                         Present value of net minimum
                            lease payments                           $  75
                                                                     =====



4.  LINES OF CREDIT

In June 1995, the Company entered into a $1 million line of credit with a regional bank which is guaranteed by the U.S. Export-Import (ExIm) Bank. The agreement requires monthly interest payments at the rate of prime plus 1 1/2% per annum and is secured by the Company's export related accounts receivable and work-in-process inventory accumulated for foreign orders.

In January 1996, the Company entered into a domestic line of credit for $1.5 million with the above mentioned regional bank. This line of credit is secured by accounts receivable from ongoing U.S. customers and requires monthly interest payments at the rate of prime plus 1%. Also in January 1996, an additional $1.5 million borrowing facility was established to finance certain short lead time orders the Company anticipates receiving during fiscal 1997 and requires monthly interest payments at the rate of prime plus 1 1/2% per annum. As of March 29, 1996, there were no borrowings against any of the lines of credit.

The above mentioned lines of credit expired on April 30, 1996. The lines of credit to support both domestic and short lead time orders were subsequently renewed by the bank through July 31, 1996, at which time a formal credit renewal agreement is expected to be in place.


5.  INCOME TAXES

At March 29, 1996, the Company had approximately $8,989,000 of federal net operating loss carryforwards which can be used, subject to certain limitations, to offset any future federal taxable income. The carryforwards expire beginning in the year 1998 through the year 2010. The Company also has unused investment tax and other credits of approximately $235,000 expiring from 1997 through 2001.
The provision for income taxes in the accompanying statement of income is substantially a current provision and differs from the provision calculated by applying the statutory federal income tax rate of 34% to income before provision for income taxes due to the following:


                                                            1996
                                                            ----
          Provision for income taxes at statutory rate   $ 283,000
          Benefit from net operating loss carryforward    (283,000)
          Other tax liabilities                             30,000
                                                         ---------
                                                         $  30,000
                                                         =========


At March 29, 1996, the Company had $3,997,000 of short and long-term deferred tax assets and $119,000 of long-term deferred tax liabilities. The Company has recorded a valuation allowance of $3,878,000 against these amounts due to the uncertainties surrounding the realization of the Company's net operating loss carryforwards, the realization of which is limited to the future income of the Company.

The tax effect of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities at March 29, 1996, are as follows (in thousands):

                                                      1996                           1996
                                             -----------------------        -----------------------
                                                Current   Long-Term            Current   Long-Term
                                                  Asset       Asset              Asset       Asset
                                             (Liability) (Liability)        (Liability) (Liability)
                                             ----------- -----------        ----------- -----------
          Reserves for accounts receivable
              and unbilled costs and fees         $  108     $   --            $  119       $   --
          Inventory related reserves                 243         --               316           --
          Depreciation and amortization               --       (119)               --         (163)
          Accrued contract costs                      48         --                20           --
          Accrued warranty costs                      69         --                66           --
          Net operating loss carryforwards            --      3,056                --        3,329
          Tax credits and other                      318        155               247          176
                                                  ------     ------            ------       ------
                                                     786      3,092               768        3,341

          Valuation allowance                       (776)    (3,102)             (740)      (3,369)
                                                  ------     ------            ------       ------

          Total deferred income taxes             $   10     $  (10)           $   28       $  (28)
                                                  ======     ======            ======       ======


The valuation allowance at March 29, 1996, was approximately $231,000 lower than the valuation allowance at March 31, 1995, primarily due to the usage of net operating loss carryforwards during the year.


6.  COMMON STOCK

STOCK OPTIONS As of March 29, 1996, 557,404 shares of the Company's common stock were reserved for possible distribution to directors, officers, and employees under various formal stock option plans and other arrangements as approved by the shareholders. Options under the plans are granted at fair market value and generally become exercisable within one to two years of the grant date and terminate from five to ten years from the date of grant. For the fiscal year beginning March 30, 1996, the Company is required to adopt SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS 123 requires employee stock based compensation to be either recorded or disclosed at its fair value. The Company will continue to account for employee stock based compensation under Accounting Principles Board Opinion No. 25, and will not adopt the new accounting provision under SFAS 123 and will include the additional required disclosures in the 1997 consolidated financial statements.

Stock option activity is summarized as follows for the years ended March 29, 1996, March 31, 1995, and April 1, 1994:

                                               1996      1995       1994
                                               ----      ----       ----
Options outstanding, beginning of year       506,194    290,808    384,496
Options granted                              204,000    233,800     40,000
Options exercised                            (18,868)    (2,645)    (5,735)
Options expired                             (133,922)   (15,769)  (127,953)
                                            --------    -------    -------
OPTIONS OUTSTANDING, END OF YEAR             557,404    506,194    290,808
                                            ========    =======    =======
OPTIONS EXERCISABLE, MARCH 29, 1996          412,404
                                            ========



PRICE RANGE OF OPTIONS:  4/1/95 - 3/29/96

Options granted                              $5.75 - $8.88
Options exercised                            $2.88 - $5.44
Options expired                              $2.88 - $6.56
Options outstanding                          $2.88 - $8.88



The Company has a Common Stock installment purchase plan under which the Board of Directors may grant to key personnel the right to purchase shares of the Company's common stock at fair market value and to pay the purchase price in twelve equal annual installments. As of March 29, 1996, no shares have been reserved for or granted under this plan.

7.  PRIVATE EQUITY PLACEMENT

During fiscal 1996 the Company, in a private placement, sold 203,044 shares of common stock to a foreign investor for total consideration of $937,500. The Company received net proceeds of $856,250. The Company utilized the services of a financial services firm. As compensation, the financial services firm received a fee of $81,250 as well as stock purchase warrants allowing the firm to purchase up to 29,167 shares of the Company's stock at $6.25 per share. No expense was recognized related to the issued warrants as the exercise price of the warrants approximated fair value on the date of grant.

8.  EMPLOYMENT AGREEMENT AND NOTE RECEIVABLE FROM OFFICER

On January 12, 1994, the Company entered into an Employment Agreement with the Company's President and Chief Executive Officer. On September 29, 1994, the stockholders approved the issuance of non-qualified stock options for 80,000 shares (at $4.00 per share) to be exercised to varying extents at various times through its expiration on December 16, 2003. The excess of the quoted market price of the stock at the date of the award ($5.50) over the price stipulated by the Agreement ($4.00) has been recognized by the Company as compensation expense. This total amount is being amortized on a straight line basis over the length of a vesting period of three years, through September 1996.

In addition, the Company's Chief Executive Officer has purchased 160,000 shares of common stock at a price of $4.00 per share financed under a note agreement for $640,000 from the Company. This note accrues interest at a rate of 6.26% and will be payable on or before September 15, 2003 or 90 days after termination, as defined.

9.  BUSINESS SEGMENT INFORMATION

Certain financial information by business segment for the fiscal years 1996, 1995, and 1994 is presented below (dollars in thousands):


                                               Depreciation            Income/
                         Total      Capital       and                   (Loss)
Business Segment         Assets   Expenditures Amortization Revenues  Before Tax
- ----------------         ------   ------------ ------------ --------  ----------

1996
   X-ray Products       $ 10,081     $ 163       $  50     $ 17,815    $ 4,385

   Corporate               4,214        88         155           --     (3,313)

   Interest income            --        --          --           --        131
   Interest expense           --        --          --           --        (79)
   Other expense, net         --        --          --           --       (292)
                        --------     -----       -----     --------    -------
                        $ 14,295     $ 251       $ 205     $ 17,815    $   832
                        ========     =====       =====     ========    =======

1995
   X-ray Products       $  6,122     $  61       $  20     $ 12,355    $(1,029)
   Control Systems           456        --          69          642        300
                        --------     -----       -----     --------    -------
                           6,578        61          89       12,997       (729)

   Corporate               4,156       632         130           --       (269)

   Interest income            --        --          --           --         83
   Interest expense           --        --          --           --        (16)
   Other expense, net         --        --          --           --        (36)
                        --------     -----       -----     --------    -------
                        $ 10,734     $ 693       $ 219     $ 12,997    $  (967)
                        ========     =====       =====     ========    =======

1994
   X-ray Products       $  6,673     $  30       $  79     $ 10,590    $(2,889)
   Control Systems           335        --          70          592        115
   Restructuring costs        --        --          --           --       (642)
                        --------     -----       -----     --------    -------
                           7,008        30         149       11,182     (3,426)

   Corporate               3,533       114         129           --         --

   Interest income            --        --          --           --        185
   Interest expense           --        --          --           --        (28)
   Other expense, net         --        --          --           --        (66)
                        --------     -----       -----     --------    -------
                        $ 10,541     $ 144       $ 278     $ 11,182    $(3,335)
                        ========     =====       =====     ========    =======





Corporate assets consist primarily of cash and cash equivalents, prepaid expenses and fixed assets.

During fiscal 1996, due to the insignificant contribution to revenue and earnings by the Control Systems business segment, this segment was combined with the X-ray Products Business segment. The level of contribution to revenues and earnings by the Control Systems business segment is expected to be insignificant in the future.

Approximately 69% in 1996, 55% in 1995, and 41% in 1994 of consolidated revenues were derived from prime and subcontracts with, or sales to, various United States federal and state governmental agencies.

Sales to major customers (representing in excess of 10% of consolidated sales) included X-ray Products segment sales of $2,854,000 to one customer in 1996, $2,025,000 to one customer in 1995 and $2,326,000 to one customer in 1994. These sales include sales to prime contractors of the U.S. Government and sales directly to the U.S. Government.

The Company's export sales, which include all sales of products and services delivered outside of the United States, were $3,289,000 in 1996, $3,822,000 in 1995 and $3,190,000 in 1994.


10.  COMMITMENTS AND CONTINGENCIES

DEFERRED COMPENSATION The Company has an unfunded deferred compensation plan for certain of its current and former directors which provides for periodic payments beginning at age 65, the amount of which depends on their length of service. The Company accrues the estimated current cost, which amounted to $21,000 in 1996, $21,000 in 1995 and $46,000 in 1994.

LITIGATION In July 1993, the Company terminated the employment of Martin Annis as Chief Executive Officer and Chairman of the Board, on the basis of information received indicating that he had been engaging in activities that were incompatible with his status as an officer and employee of the Company. Dr. Annis brought suit against the Company and certain Officers and Directors, alleging wrongful termination, breach of contract and associated torts. The trial was concluded in April 1995, and the jury found that Dr. Annis' activities had materially breached his fiduciary duty to the Company, thereby justifying the Company in terminating him. However, Dr. Annis is appealing that decision and the Company and Dr. Annis are involved in continuing litigation. The Company is vigorously pursuing claims that it has brought against Dr. Annis, alleging that he has misappropriated its trade secrets and proprietary technologies. Dr. Annis has alleged that the Company interfered with his and his new company's business relationships. After consultation with counsel, the Company does not believe that its exposure from these claims is material. A trial of these issues is scheduled for June 1996.


11.  LOANS FROM OFFICERS

In April 1995, the Company received $650,000 in cash from Officers and Directors as a temporary loan, primarily to support working capital needs. Interest was paid monthly at the rate of prime plus 2% per annum. In addition, the Company issued a total of 6,500 shares of its common stock and warrants to purchase 65,000 shares of its common stock, proportionately to the lenders. The fair value of these issuances of $45,500 is included in interest expense in the consolidated statement of operations. The loan was due and repaid on August 15, 1995.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA FOR THE YEARS ENDED MARCH 29,
1996 AND MARCH 31, 1995

Dollars in thousands, except per share amounts

                               1996 BY QUARTER                          1995 BY QUARTER
                               ---------------                          ---------------

                        1ST       2ND      3RD       4TH         1ST      2ND       3RD       4TH
                        ---       ---      ---       ---         ---      ---       ---       ---
                                                               <C.                <C.
Net sales and
contract revenues     $3,517    $3,882   $4,717    $5,699      $2,523   $3,397    $4,020    $3,057

Gross profit           1,064     1,305    1,420     2,203         957      825     1,335       804

Operating (loss)
income                    50       215      277       530        (445)     (12)       42      (582)

Net income/(loss)     $   52    $  155   $  252    $  343      $ (463)  $   (1)   $   61    $ (564)

Net (loss) income
per share                .01       .04      .05       .07        (.11)      (0)      .01      (.13)



                                                                  SCHEDULE VIII


AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED MARCH 29, 1996, MARCH 31, 1995 AND APRIL 1, 1994


DESCRIPTION - ACCOUNTS RECEIVABLE

Dollars in thousands


          Balance at    Charged to    Deductions   Balance
          Beginning     Costs and       from        at End
          of Year       Expenses       Reserves    of Year
          -------       --------       --------    -------

1996       $  96         $  200        $  117       $  179

1995       $ 111         $   25        $   40       $   96

1994       $ 111         $   --        $   --       $  111




DESCRIPTION - ALLOWANCES FOR UNBILLED COST AND FEES

Dollars in thousands


          Balance at    Charged to    Deductions   Balance
          Beginning     Costs and       from        at End
          of Year       Expenses       Reserves    of Year
          -------       --------       --------    -------

1996       $  72         $   25        $   --       $   97

1995       $ 552         $   --        $ (480)      $   72

1994       $ 590         $   --        $  (38)      $  552


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: 26 June 1996

                                         By /s/ Ralph S. Sheridan
                                            ----------------------------------
                                            Ralph S. Sheridan, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                     Title                                  Date
- ---------                     -----                                  ----


/s/ Ralph S. Sheridan         President
- ------------------------      and Director (Principal
Ralph S. Sheridan             Executive Officer)                  26 June 1996





 /s/ Lee C.  Steele           Chief Financial Officer,           26 June, 1996
- ------------------------      Treasurer and
Lee C. Steele                 Vice President, Finance
                              (Principal Financial Officer)


/s/ Joseph Moffa              Controller
- ------------------------      (Principal Accounting Officer)      26 June 1996
Joseph Moffa


/s/ Herman Feshbach           Chairman of the Board
- ------------------------      of Directors                        26 June 1996
Herman Feshbach


 /s/ Al Gladen                Director                            26 June 1996
- ------------------------
Al Gladen


/s/ Hamilton W.  Helmer       Director                            26 June 1996
- ------------------------
Hamilton W. Helmer


/s/ Donald J.  McCarren       Director                            26 June 1996
- ------------------------
Donald J. McCarren

                                  EXHIBIT INDEX
                                  -------------


Exhibit        Description of Exhibit (and Statement                                  Page Number
Number         of Incorporation by Reference, If Applicable)                           (If Filed)
- ------         ---------------------------------------------                           ----------

(3)(a) Restated Articles of Organization of Company (filed as an exhibit to Company's Annual Report on Form 10-K for the year ended
               September 30, 1967, and incorporated herein by reference)

(3)(b)         Articles of Amendment to Restated Articles of Organization of
               Company (filed as Exhibit 2(a)(ii)(B) to Company's Registration
               Statement on Form S-7, No. 2- 56452, filed May 25, 1976, and incorporated herein by reference)

(3)(c)         Articles of Amendment to Restated Articles of Organization of
               Company (filed as Exhibit 12 to Company's Annual Report on Form
               10-K for the year ended March 31, 1976, and incorporated herein by reference)

(3)(d)         By-laws of Company, as amended (filed as Exhibit 2(a)(iii) to
               Company's Registration Statement on Form S-7, No. 2-56452, filed
               May 25, 1976, and incorporated herein by reference)

(10)(a)(ii)    Deferred Compensation Plan for Herman Feshbach (filed as
               Exhibit 20 to the Company's Annual Report on Form 10-K for the year ended March 31, 1976, and incorporated herein by reference)

(10)(a)(iv) Amendment to Deferred Compensation Plans for Ismael Escobar and Herman Feshbach (filed as Exhibit 7 to the Company's
               Annual Report on Form 10-K for the fiscal year ended March 31, 1980, and incorporated herein by reference)

(10)(a)(v)     Deferred Compensation Plan for Marie Spaulding (filed as Exhibit
               (10)(a)(v) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)

(10)(b)(i)     1981 Incentive Stock Option Plan (filed as Exhibit (10)(b)(i) to the
               Company's Annual Report on Form 10-K for the year ended March 31,
               1988, and incorporated herein by reference)

(10)(b)(iii) 1984 Incentive Stock Option Plan (filed as Exhibit (10)-3 to the Company's Annual Report on Form 10-K for the year ended
               March 31, 1985, and incorporated herein by reference)

(10)(b)(iv)    Amendment 1 to 1981 Incentive Stock Option Plan (filed as
               Exhibit (10)(b)(iv) to the Company's Annual Report on Form
               10-K for the year ended March 31, 1988, and incorporated herein by reference)

(10)(b)(v)     Amendment 1 to 1984 Incentive Stock Option Plan (filed as Exhibit
               (10)(b)(v) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)

(10)(b)(vi)    1987 General Stock Option Plan (filed as an exhibit to the
               Company's current report on Form 8-K for the month of October, 1987, and incorporated herein by reference)

(10)(b)(vii)   Employment Agreement between the Company and Ralph S. Sheridan
               (filed as exhibit 10(b)(v) to the Company's Annual Report on Form 10-K for the year ended April 1, 1994 and incorporated herein by reference)

(10)(b)(viii)  Loan and Security Agreement between the Company and Alfred Gladen as Agent (with forms of Promissory Note and Stock Purchase Warrants)
               (filed) as Exhibit 10(b)(vi) to the Company's Annual Report on Form
               10-K for the year ended March 31, 1995 and incorporated herein by reference)


Exhibit        Description of Exhibit (and Statement                                  Page Number
Number         of Incorporation by Reference, If Applicable)                           (If Filed)
- ------         ---------------------------------------------                           ----------

(10)(c)        Lease of Billerica property (filed as Exhibit 10(c) to the Company's
               Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)


(22) Identification of Company's subsidiary, AS&E Radiography, Inc., incorporated in Massachusetts (filed as Exhibit (22) to Company's
               Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)

(23)           Consent of Independent Public Accountants                                  47
