Form 10-Q
period 1996-06-28
AMERICAN SCIENCE & ENGINEERING INC
filed 1996-07-31
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 28, 1996
                                                 -------------
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ___

                          Commission File Number 1-6549
                                                 ------

                     American Science and Engineering, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Massachusetts                                          04-2240991
- -------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

      829 Middlesex Turnpike
      Billerica, Massachusetts                                        01821
- ----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

                                 (508) 262-8700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                      Outstanding at
            Class of Common Stock                     June 28, 1996
            ---------------------                     -------------
            $.66 2/3 par value                          4,457,796




                               Page 1 of 10 Pages
                     The Exhibit Index is Located at Page 10

                     AMERICAN SCIENCE AND ENGINEERING, INC.


                         PART I - FINANCIAL INFORMATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For The Three Months Ended
                                                  ----------------------------
Dollars and shares in thousands, except per       June 28, 1996  June 30, 1995
 share amounts                                   -------------  -------------

NET SALES AND CONTRACT REVENUE                        $6,699         $3,517
                                                      ------         ------
COSTS AND EXPENSES:
   Cost of sales and contracts                         4,608          2,453
   Selling, general and
      administrative expenses                          1,399            959
   Research and development                              244             55
                                                      ------         ------
   Total costs and expenses                            6,251          3,467
                                                      ------         ------
OPERATING INCOME                                         448             50
                                                      ------         ------
OTHER INCOME (EXPENSE):
   Interest, net                                          47             31
   Other, net                                            (69)           (29)
                                                      ------         ------
   Total other income (expense)                          (22)             2
                                                      ------         ------
INCOME BEFORE PROVISION FOR
   INCOME TAXES                                          426             52

PROVISION FOR INCOME TAXES                                20              -
                                                      ------         ------

NET INCOME                                            $  406         $   52
                                                      ======         ======
Income per common share and
   common equivalent share                            $  .09         $  .01
                                                      ======         ======
Income per common share,
   assuming full dilution                             $  .09         $  .01
                                                      ======         ======

Dividends paid per share                                NONE           NONE
                                                      ======         ======
Shares used in income per share
   and common equivalent shares                        4,712          4,317
                                                      ======         ======
Shares used in income per common
   share, assuming full dilution                       4,712          4,317
                                                      ======         ======






The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                                 June 28, 1996    Mar. 29, 1996
                                                 -------------    -------------
                                                  (Unaudited)

 ASSETS        CURRENT ASSETS:
               Cash and cash equivalents            $ 3,855         $ 3,377
               Accounts receivable, net               4,903           3,875
               Unbilled costs and fees, net             758           1,258
               Inventories                            4,213           4,314
               Prepaid expenses and other
               current assets                           434             278
               Deferred income taxes                     10              10
                                                    -------         -------
               Total current assets                  14,173          13,112
                                                    -------         -------
               NON CURRENT ASSETS:
               Deposits                                 159             257
               Property and equipment, net
                  of accumulated depreciation
                  of $8,588 at June 28,1996
                  and $8,507 at March 29,1996           993             926
                                                    -------         -------

                                                    $15,325         $14,295
                                                    =======         =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

Dollars in thousands

                                                 June 28, 1996     Mar. 29, 1996
                                                 -------------     -------------
                                                  (Unaudited)

LIABILITIES &  CURRENT LIABILITIES:
STOCKHOLDERS'  Current maturities of
INVESTMENT      obligations under capital leases    $    16          $    16
               Accounts payable                       2,253            2,021
               Accrued legal                             63              128
               Accrued salaries and benefits            619              496
               Accrued warranty costs                   243              178
               Accrued commissions                      407              160
               Deferred revenue                         419              375
               Customer deposits                      2,505            2,670
               Other current liabilities                276              258
                                                    -------          -------
               TOTAL CURRENT LIABILITIES              6,801            6,302
                                                    -------          -------
               NONCURRENT LIABILITIES:
               Obligations under capital
               leases, net of current maturities         55               59
               Deferred compensation                    189              192
               Deferred rent                            236              231
               Deferred income taxes                     10               10
                                                    -------          -------
               TOTAL NONCURRENT LIABILITIES             490              492
                                                    -------          -------
               STOCKHOLDERS' INVESTMENT:
               Preferred stock, no par value
               Authorized - 100,000 shares
               Issued - None
               Common stock, $.66-2/3 par value
               Authorized - 8,000,000 shares
               Issued 4,525,173 shares at June
               28, 1996 and 4,500,627 shares at
               Mar. 29, 1996                          3,017            3,001
               Capital in excess of par value        14,667           14,556
               Accumulated deficit                   (8,884)          (9,290)
                                                    -------          -------
                                                      8,800            8,267
               Note receivable-Officer                 (640)            (640)
               Less: treasury stock -
               67,377 shares at June 28, 1996
                 and Mar. 29, 1996 at cost             (126)            (126)
                                                    -------          -------

               TOTAL STOCKHOLDERS' INVESTMENT         8,034            7,501
                                                    -------          -------
                                                    $15,325          $14,295
                                                    =======          =======




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
Dollars in thousands
                                                      For the Three Months Ended
                                                     ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                June 28, 1996  June 30, 1995
                                                     -------------  -------------

Net income                                               $  406        $   52
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
   Depreciation and amortization                             81            51
   Provisions for contract, restructuring,
     inventory and warranty reserves                        213            (8)
Changes in assets and liabilities
   Accounts receivable                                   (1,078)         (599)
   Unbilled costs and fees                                  500             8
   Inventories                                              101           216
   Prepaid expenses and other current assets               (156)         (108)
   Accounts payable                                         232           203
   Customer deposits                                       (165)            -
   Accrued expenses and other current liabilities           367          (125)
   Noncurrent liabilities                                     2             6
                                                         ------        ------
Total adjustments                                            97          (356)
                                                         ------        ------
Net cash provided by (used for) operating
activities                                                  503          (304)
                                                         ------        ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                      (148)          (59)
                                                         ------        ------
   Cash used for investing activities                      (148)          (59)
                                                         ------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                   -           650
   Proceeds from exercise of stock options                  127            10
   Principal payments of capital lease obligations           (4)         (144)
                                                         ------        ------
   Cash (used for) provided by financing activities         123           516
                                                         ------        ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   478           153
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          3,377           869
                                                         ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $3,855        $1,022
                                                         ======        ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                         $    3        $   27
   Income taxes paid                                     $   30        $    -





The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

           PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by American Science and Engineering, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission, and the annual condensed consolidated financial statements are subject to year end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

The condensed consolidated financial statements, in the opinion of management, include all adjustments necessary to present fairly the Company's financial position and the results of operations. These results are not necessarily to be considered indicative of the results for the entire year.


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Nature of Operations and Significant Accounting Policies
     --------------------------------------------------------
     American Science and Engineering, Inc., is engaged in the development and manufacture of sophisticated X-ray inspection systems for critical detection and security screening solutions for sale primarily to U.S. and foreign government agencies.

     The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in Form 10-K for the year ended March 29, 1996. The Company has made no change in these policies during this quarter.


2.   Inventories
     -----------

     Inventories consisted of:
                                              June 28, 1996      Mar. 29, 1996
                                              -------------      -------------

               Raw materials and
                 completed sub-assemblies       $2,934,000         $3,014,000
               Work in process                   1,279,000          1,300,000
                                                ----------         ----------
               Total                            $4,213,000         $4,314,000
                                                ==========         ==========




3.   Income per Common and Common Equivalent Share
     ---------------------------------------------
     Income per common share for the three month period ended June 28, 1996 was computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year. If dilutive, stock options and stock warrants were considered in the computation of earnings per common and common equivalent shares.

4.   Income Taxes
     ------------

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

                                                       June 28, 1996
                                                       -------------
               Provision for income taxes at
                 statutory rate                          $ 145,000
               Benefit from net operating loss
                 carryforward                             (145,000)
               Other tax liabilities                        20,000
                                                         ---------
                                                         $  20,000
                                                         =========

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview
- --------
In the first quarter of fiscal 1997, the Company produced revenue growth, substantially improved profitability, and enhanced liquidity -- all the result of the turnaround program accomplished during the past two fiscal years. Net sales and contract revenues grew to $6,699,000 during the quarter, an 18% increase over the fourth quarter of fiscal 1996 and a 91% increase from the comparable year ago period. The company earned net profits of $406,000 in the current quarter compared to net profit of $343,000 in the previous quarter and net profit of $52,000 in the corresponding year ago period.


Results of Operations
- ---------------------
Net sales and contract revenues in the first quarter increased by $3,182,000 (91%) in comparison to the corresponding period a year ago and increased by $1,000,000 (18%) compared to the fourth quarter of fiscal year 1996. Compared to the previous quarter, security systems and related field service revenues were up by $1,395,000 (29%) and research and engineering revenues were down $395,000 (47%). The decline in research and engineering revenues was due to completion of certain contracts during the current quarter and a slight delay in new contract starts which are expected to occur in the second quarter and beyond.

Several positive developments occurred during the quarter, including substantial shipments to new and existing foreign government customers, factory completion of the Company's first PalletSearch[Trademark] system, and shipment of several units to support the security requirements at the Olympics in Atlanta.

For the first quarter, costs of sales and contracts increased to $4,608,000 from $2,453,000 in the corresponding period a year ago due primarily to increased sales volume of X-ray inspection systems and field services revenues in the current period. Costs of sales and contracts represented 69% of revenues versus 70% for the corresponding period last year and 61% for the fourth quarter of fiscal year 1996. The costs of sales percentage of revenues in the current quarter increased over the previous quarter primarily due to a change in the sales mix.

Selling, general and administrative expenses of $1,399,000 for the first quarter were higher by 46% compared to the corresponding year-ago period and lower by 3% compared to the fourth quarter of fiscal 1996. As a percent of sales, selling, general and administrative expenses were 21% of revenues in the current quarter compared to 27% of revenues for the corresponding year-ago period and 25% for the fourth quarter of fiscal year 1996. This declining ratio of SG&A expenses to sales is primarily the result of higher revenues.

Company-funded research and development expenses of $244,000 for the first quarter were higher by $189,000 (344%) compared to the year-ago quarter and higher by $7,000 (3%) compared to the fourth quarter of fiscal year 1996. This increase is an intentional result of the Company's commitment to research and development.

The Company produced a net profit of $406,000 during the first quarter. This is an improvement of $354,000 over net profit in the year-ago quarter and an improvement of $63,000 over the net profit reported in the previous fourth quarter of fiscal 1996. The improved profitability results primarily from higher revenue.

Liquidity and Capital Resources
- -------------------------------
The Company continued to improve its liquidity and capital resources during the current period. Net cash provided by operating activities during the first three months of fiscal year 1997 was $503,000, compared to $304,000 net cash used during the corresponding year-ago period.

Cash and cash equivalents increased by $478,000 to $3,855,000 as of June 28, 1996, compared to $3,377,000 on March 29, 1996. Working capital increased by $562,000 (8%) since March 29, 1996, growing from $6,810,000 to $7,372,000 at the end of the first quarter.

No external borrowings were outstanding at the end of either the current or previous quarter. Management believes the Company has access to sufficient capital resources to support operations over the next several quarters.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)         Exhibit Index
            -------------

                  Exhibit                               Page
                  -------                               ----

      (11)  Statement re:  Computation of                 6
            Income per Common
            and Common Equivalent Share

(b)         Reports on Form 8-K
            -------------------

      No reports on Form 8-K were filed during the quarter.


            SIGNATURES
            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    AMERICAN SCIENCE AND ENGINEERING, INC.
                                    (Registrant)


Date: 31 July 1996
                                    ------------------------------------------
                                    Lee C. Steele
                                    Vice President and Chief Financial Officer