Form 10-Q
period 1996-12-27
AMERICAN SCIENCE & ENGINEERING INC
filed 1997-02-03
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 27, 1996
                                               -----------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____to ____

                          Commission File Number 1-6549
                                                 ------

                     American Science and Engineering, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Massachusetts                                      04-2240991
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         829 Middlesex Turnpike
        Billerica, Massachusetts                                   01821
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (508) 262-8700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


   ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  X        No
                                               -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                     Outstanding at
         Class of Common Stock                       Dec. 27, 1996
         ---------------------                       --------------
         $.66 2/3 par value                            4,556,425


                               Page 1 of 10 Pages
                     The Exhibit Index is Located at Page 10

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)



                                                           For The Three Months Ended     For The Nine Months Ended
                                                           --------------------------     -------------------------
                                                           Dec. 27,          Dec. 29,     Dec. 27,         Dec. 29,
Dollars and shares in Thousands, except per share amounts    1996              1995         1996             1995
                                                           --------          --------     --------         --------

NET SALES AND CONTRACT REVENUE                              $7,127            $4,717       $20,511          $12,116
                                                            ------            ------       -------          -------

COSTS AND EXPENSES:
  Cost of sales and contracts                                4,295             3,297        13,232            8,327
  Selling, general and administrative expenses               1,696             1,030         4,568            2,951
  Research and development                                     538               113         1,132              296
                                                            ------            ------       -------          -------
  Total costs and expenses                                   6,529             4,440        18,932           11,574
                                                            ------            ------       -------          -------

OPERATING INCOME                                               598               277         1,579              542
                                                            ------            ------       -------          -------

OTHER INCOME (EXPENSE):
  Interest, net                                                 18                10            88               48
  Other, net                                                   (92)              (35)         (247)            (131)
                                                            ------            ------       -------          -------
  Total other income (expense)                                 (74)              (25)         (159)             (83)
                                                            ------            ------       -------          -------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                             524               252         1,420              459

PROVISION FOR INCOME TAXES                                      21                 -            60                -
                                                            ------            ------       -------          -------

NET INCOME                                                  $  503            $  252       $ 1,360          $   459
                                                            ======            ======       =======          =======

INCOME PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                                   $  .10            $  .06       $   .28          $   .10
                                                            ======            ======       =======          =======

INCOME PER COMMON SHARE,
  ASSUMING FULL DILUTION                                    $  .10            $  .05       $   .28          $   .10
                                                            ======            ======       =======          =======

DIVIDENDS PAID PER SHARE                                      NONE              NONE          NONE             NONE
                                                            ======            ======       =======          =======

SHARES USED IN INCOME PER SHARE
  AND COMMON EQUIVALENT SHARES                               4,822             4,563         4,801            4,473
                                                            ======            ======       =======          =======

SHARES USED IN INCOME PER COMMON
  SHARE, ASSUMING FULL DILUTION                              4,846             4,605         4,816            4,494
                                                            ======            ======       =======          =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS



Dollars in Thousands                                                   Dec. 27, 1996       Mar. 29, 1996
                                                                       -------------       -------------
                                                                        (Unaudited)
ASSETS         CURRENT ASSETS:
               Cash and cash equivalents                                  $ 2,115             $ 3,377
               Accounts receivable, net                                     6,036               3,875
               Unbilled costs and fees, net                                   790               1,258
               Inventories                                                  4,420               4,314
               Prepaid expenses and other current assets                      158                 278
               Deferred income taxes                                           10                  10
                                                                          -------             -------
               Total current assets                                        13,529              13,112
                                                                          -------             -------

               NON CURRENT ASSETS:
               Deposits                                                       110                 257
               Property and equipment, net of
                  accumulated depreciation of
                  $8,761 at Dec. 27, 1996 and
                  $8,507 at March 29, 1996                                  1,233                 926
                                                                          -------             -------

                                                                          $14,872             $14,295
                                                                          =======             =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

                                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)



Dollars in Thousands                                                     Dec. 27, 1996       Mar. 29, 1996
                                                                         -------------       -------------
                                                                          (Unaudited)
LIABILITIES &       CURRENT LIABILITIES:
STOCKHOLDERS'       Current maturities of obligations
INVESTMENT            under capital leases                                  $    17             $    16
                    Accounts payable                                          2,309               2,021
                    Accrued legal                                               138                 128
                    Accrued salaries and benefits                               406                 496
                    Accrued warranty costs                                      396                 178
                    Accrued commissions                                         215                 160
                    Deferred revenue                                            841                 375
                    Customer deposits                                           274               2,670
                    Other current liabilities                                   441                 258
                                                                            -------             -------
                    TOTAL CURRENT LIABILITIES                                 5,037               6,302
                                                                            -------             -------

                    NONCURRENT LIABILITIES:
                    Obligations under capital leases, net
                      of current maturities                                      47                  59
                    Deferred compensation                                       182                 192
                    Deferred rent                                               245                 231
                    Deferred income taxes                                        10                  10
                                                                            -------             -------
                    TOTAL NONCURRENT LIABILITIES                                484                 492
                                                                            -------             -------

                    STOCKHOLDERS' INVESTMENT:
                    Preferred stock, no par value
                    Authorized - 100,000 shares
                    Issued - None
                    Common stock, $.66-2/3 par value
                    Authorized - 8,000,000 shares
                    Issued 4,556,425 shares at Dec. 27, 1996
                    and 4,500,627 shares at Mar. 29, 1996                     3,041               3,001
                    Capital in excess of par value                           14,992              14,556
                    Accumulated deficit                                      (7,930)             (9,290)
                                                                            -------             -------
                                                                             10,103               8,267
                    Note receivable-Officer                                    (640)               (640)
                    Less: treasury stock -
                    57,907 shares at Dec.27, 1996 and
                      67,377 shares at March 29, 1996 at cost                  (112)               (126)
                                                                            -------             -------

                    TOTAL STOCKHOLDERS' INVESTMENT                            9,351               7,501
                                                                            -------             -------
                                                                            $14,872             $14,295
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

                     AMERICAN SCIENCE AND ENGINEERING, INC.

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


Dollars in Thousands                                                             For the Nine Months Ended
                                                                              --------------------------------
                                                                              Dec. 27, 1996      Dec. 29, 1995
                                                                              -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 1,360            $   459
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
   Depreciation and amortization                                                     254                148
   Provisions for contract, restructuring, inventory, accounts
   receivable and warranty reserves                                                  723                 30
Changes in assets and liabilities:
   Accounts receivable                                                            (2,339)            (2,222)
   Unbilled costs and fees                                                           443                741
   Inventories                                                                      (206)                99
   Prepaid expenses and other assets                                                 267               (155)
   Accounts payable                                                                  288               (316)
   Customer deposits                                                              (2,396)                20
   Accrued expenses and other current liabilities                                    679                214
   Noncurrent liabilities                                                              5                  7
                                                                                 -------            -------
   Total adjustments                                                              (2,282)            (1,434)
                                                                                 -------            -------

Net cash used for operating activities                                              (922)              (975)
                                                                                 -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (561)                33
                                                                                 -------            -------
   Cash (used for) provided by investing activities                                 (561)                33
                                                                                 -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                            -                650
   Repayment of officer note                                                           -               (650)
   Proceeds from exercise of stock options                                           232                 40
   Proceeds from issuance of stock                                                     -                902
   Principal payments of capital lease obligations                                   (11)              (156)
                                                                                 -------            -------
   Cash provided by financing activities                                             221                786
                                                                                 -------            -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,262)              (156)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   3,377                869
                                                                                 -------            -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 2,115            $   713
                                                                                 =======            =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Interest paid                                                                 $     8            $    47
   Income taxes paid                                                             $    30            $     -

NON-CASH TRANSACTIONS:
   Issuance of stock in lieu of fees                                             $   258            $     -

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

2.       Inventories
         -----------
         Inventories consisted of:

                                             Dec. 27, 1996        Mar. 29, 1996
                                             -------------        -------------
    Raw materials and completed
       sub-assemblies                          $3,018,000           $3,014,000
    Work in process                             1,402,000            1,300,000
                                               ----------           ----------
    Total                                      $4,420,000           $4,314,000
                                               ==========           ==========

3.       Income per Common and Common Equivalent Share
         ---------------------------------------------
         Income per common share for the nine month period ended December 27, 1996, was computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year. If dilutive, stock options and stock warrants were considered in the computation of earnings per common and common equivalent shares.



                     AMERICAN SCIENCE AND ENGINEERING, INC.
           PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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


                                                           Nine Months Ended
                                                             Dec. 27, 1996
                                                           -----------------
    Provision for income taxes at statutory rate               $ 483,000
    Benefit from net operating loss carryforward                (483,000)
    Other tax liabilities                                         60,000
                                                               ---------
                                                               $  60,000
                                                               =========


                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Overview
--------
In the third quarter of fiscal 1997, the Company produced its seventh consecutive quarter of increasing profits. Net sales and contract revenues were $7,127,000 during the quarter, a 51% increase from the comparable year ago period and a 7% increase from the second quarter of fiscal 1997. The company earned net profits of $503,000 in the current quarter, a 100% increase compared to net profits of $252,000 in the corresponding year ago period and a 12% increase compared to net profits of $451,000 in the previous quarter.

Results of Operations
---------------------
Net sales and contract revenues of $7,127,000 in the third quarter increased by $2,410,000 (51%) in comparison to the corresponding period a year ago and increased by $442,000 (7%) compared to the second quarter of fiscal year 1997. Compared to the previous quarter, security systems and related field service revenues were higher by $618,000 (10%) and research and engineering revenues were lower by $176,000 (32%). During the quarter, the Company shipped a large volume of security systems, contributing to the largest quarterly revenue level in nearly 11 years.

For the third quarter, costs of sales and contracts increased to $4,295,000 from $3,297,000 in the corresponding period a year ago primarily due to increased sales volume of X-ray inspection systems and field service revenues in the current period. Costs of sales and contracts represented 60% of revenues versus 70% for the corresponding period last year and 65% for the second quarter of fiscal year 1997. Costs of sales as a percentage of revenues in the current quarter decreased over the previous quarter primarily due to increased volume and a change in the sales mix.

Selling, general and administrative expenses of $1,696,000 for the third quarter were higher by 65% compared to the corresponding year-ago period and higher by 15% compared to the second quarter of fiscal 1997. As a percent of sales, selling, general and administrative expenses were 24% of revenues in the current quarter compared to 22% of revenues for the corresponding year-ago period and the second quarter of fiscal year 1997. This increase in the ratio of SG&A expenses to sales in the third quarter of fiscal 1997 versus the year-ago period and the second quarter of fiscal 1997 is primarily the result of increased sales and marketing expenses.

Company-funded research and development expenses of $538,000 for the third quarter were higher by $425,000 (376%) compared to the year-ago quarter and higher by $188,000 (54%) compared to the second quarter of fiscal year 1997. This increase is an intentional result of the Company's growing commitment to internally-funded research and development programs.

The Company produced a net profit of $503,000 during the third quarter. This is an improvement of $251,000 (100%) over net profit in the year-ago quarter and an improvement of $52,000 (12%) over the net profit reported in the second quarter of fiscal 1997. The improved profitability results primarily from increased sales volume and reduced costs of sales and contracts as a percentage of revenue, partially offset by higher selling, general and administrative expenses and Company-funded research and development.



                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Liquidity and Capital Resources
-------------------------------
Net cash used by operating activities during the first nine months of fiscal year 1997 was $922,000, compared to $975,000 net cash used during the corresponding year-ago period. Cash and cash equivalents decreased by $1,262,000 to $2,115,000 as of December 27, 1996, compared to $3,377,000 on March 29, 1996.
This decrease is largely the result of normal drawdowns on unrestricted customer cash advances for certain projects-in-progress. Working capital increased by $1,682,000 (25%) since March 29, 1996, growing from $6,810,000 to $8,492,000 at the end of the third quarter.

No external borrowings were outstanding at the end of either the current or previous quarter. Management believes the Company has access to sufficient capital resources to support operations over the next several quarters.


                     AMERICAN SCIENCE AND ENGINEERING, INC.

Part II  - Other Information

Item 1.  Legal Proceedings
In the Company's lawsuit against Martin Annis and AnnisTech, Inc., the Massachusetts Superior Court issued a preliminary injunction prohibiting Dr. Annis and AnnisTech from using AS&E's trade secrets or proprietary technology and from working on a particular government contract. The injunction was upheld by a single justice of the Massachusetts Appeals Court and remains in effect as of the date of this filing.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
              (a)   Exhibit Index
                    -------------
                    Exhibit                                            Page
                    -------                                            ----
                    (11)    Statement re: Computation                    6
                            of Income per Common and
                            Common Equivalent Share

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

                                   AMERICAN SCIENCE AND ENGINEERING, INC.
                                   (Registrant)



Date: 3 February 1997              __________________________________________
                                   Lee C. Steele
                                   Vice President and Chief Financial Officer


Safe Harbor Statement
---------------------
The foregoing 10-Q contains statements concerning the Company's financial performance and business operations which may be considered "forward-looking" under applicable securities laws.

The Company wishes to caution readers of this Form 10-Q that actual results might differ materially from those projected in any forwardlooking statements.

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: Significant reductions or delays in procurements of the Company's systems by the United States Government; disruption in the supply of any sole-source component incorporated into the Company's products (of which there are several); litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; the ability of governments and private organizations to fund purchases of the Company's products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management systems, to accommodate any future growth. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 (SEC File No. 333-9151).

