Form 10-Q
period 1997-06-27
AMERICAN SCIENCE & ENGINEERING INC
filed 1997-08-05
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 27, 1997
                                                 -------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from     to
                                                       ----   ----

                          Commission File Number 1-6549
                                                 ------

                     American Science and Engineering, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Massachusetts                                        04-2240991
------------------------------                            -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


   829 Middlesex Turnpike
   Billerica, Massachusetts                                       01821
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


                                 (508) 262-8700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X        No
                                      -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                      Outstanding at
      Class of Common Stock                           June 27, 1997
      ---------------------                           -------------
      $.66 2/3 par value                              4,645,210


                               Page 1 of 21 Pages
                     The Exhibit Index is Located at Page 9

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                   For The Three Months Ended
                                                                 -------------------------------
Dollars and shares in thousands, except per share amounts        June 27, 1997     June 28, 1996
                                                                 -------------     -------------

NET SALES AND CONTRACT REVENUE                                       $7,532           $6,699
                                                                     ------           ------

COSTS AND EXPENSES:
   Cost of sales and contracts                                        4,782            4,608
   Selling, general and administrative expenses                       1,670            1,449
   Research and development                                             464              244
                                                                     ------           ------
   Total costs and expenses                                           6,916            6,301
                                                                     ------           ------

OPERATING INCOME                                                        616              398
                                                                     ------           ------

OTHER INCOME (EXPENSE):
   Interest, net                                                         27               47
   Other, net                                                            (3)             (19)
                                                                     ------           ------
   Total other income                                                    24               28
                                                                     ------           ------

INCOME BEFORE PROVISION FOR
   INCOME TAXES                                                         640              426

PROVISION FOR INCOME TAXES                                               30               20
                                                                     ------           ------

NET INCOME                                                           $  610           $  406
                                                                     ======           ======

INCOME PER SHARE-PRIMARY/FULLY
DILUTED                                                              $  .13           $  .09
                                                                     ======           ======

DIVIDENDS PAID PER SHARE                                               None             None
                                                                     ======           ======

WEIGHTED AVERAGE SHARES  - PRIMARY                                    4,805            4,712
                                                                     ======           ======
                         - FULLY DILUTED                              4,805            4,712
                                                                     ======           ======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    AMERICAN SCIENCE AND ENGINEERING, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands

                                                     June 27, 1997   Mar. 28, 1997
                                                     -------------   -------------
                                                     (Unaudited)
ASSETS   CURRENT ASSETS:
         Cash and cash equivalents                      $ 2,319        $ 3,202
         Accounts receivable, net                         6,717          5,019
         Unbilled costs and fees, net                     1,905            981
         Inventories                                      5,018          4,736
         Prepaid expenses and other current assets          149            157
                                                        -------        -------
         TOTAL CURRENT ASSETS                            16,108         14,095
                                                        -------        -------

         NONCURRENT ASSETS:
         Deposits                                            65            115
         Property and equipment, net
            of accumulated depreciation of
            $9,012 at June 27, 1997 and
            $8,860 at March 28, 1997                      1,492          1,304
                                                        -------        -------

                                                        $17,665        $15,514
                                                        =======        =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

Dollars in thousands

                                                                   June 27, 1997       Mar. 28, 1997
                                                                   -------------       -------------
                                                                    (Unaudited)
LIABILITIES &       CURRENT LIABILITIES:
STOCKHOLDERS'       Current maturities of obligations
INVESTMENT             under capital leases                           $    18             $    18
                    Accounts payable                                    2,685               2,253
                    Accrued salaries and benefits                         682                 573
                    Accrued warranty costs                                328                 292
                    Deferred revenue                                      818                 526
                    Customer deposits                                     137                  --
                    Other current liabilities                             686                 577
                                                                      -------             -------
                    TOTAL CURRENT LIABILITIES                           5,354               4,239
                                                                      -------             -------

                    NONCURRENT LIABILITIES:
                    Obligations under capital leases, net
                       of current maturities                               37                  42
                    Deferred revenue                                      715                 660
                    Deferred compensation                                 167                 174
                    Deferred rent                                         254                 249
                                                                      -------             -------
                    TOTAL NONCURRENT LIABILITIES                        1,173               1,125
                                                                      -------             -------

                    STOCKHOLDERS' INVESTMENT:
                    Preferred stock, no par value
                    Authorized - 100,000 shares
                    Issued - None
                    Common stock, $.66-2/3 par value
                    Authorized -20,000,000 shares
                    Issued 4,645,210 shares at June 27, 1997
                     and 4,585,209 shares at Mar. 28, 1997              3,098               3,058
                    Capital in excess of par value                     15,611              15,273
                    Accumulated deficit                                (6,755)             (7,365)
                                                                      -------             -------
                                                                       11,954              10,966
                    Note receivable-Officer                              (640)               (640)
                    Less: treasury stock -
                    62,841 shares at June 27, 1997
                      and Mar. 28, 1997 at cost                          (176)               (176)
                                                                      -------             -------

                    TOTAL STOCKHOLDERS' INVESTMENT                     11,138              10,150
                                                                      -------             -------
                                                                      $17,665             $15,514
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

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands

                                                                        For the Three Months Ended
                                                                    ---------------------------------
                                                                    June 27, 1997       June 28, 1996
                                                                    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $   610             $   406
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
   Depreciation and amortization                                           152                  81
   Provisions for contract, inventory and warranty reserves                208                 213
Changes in assets and liabilities:
   Accounts receivable                                                  (1,698)             (1,078)
   Unbilled costs and fees                                                (974)                500
   Inventories                                                            (332)                101
   Prepaid expenses, other current assets, and deposits                     58                (156)
   Accounts payable                                                        432                 232
   Customer deposits                                                       137                (165)
   Accrued expenses and other current liabilities                          438                 367
   Noncurrent liabilities                                                   53                   2
                                                                       -------             -------
Total adjustments                                                       (1,526)                 97
                                                                       -------             -------

Net cash provided by (used for) operating activities                      (916)                503
                                                                       -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                (340)               (148)
                                                                       -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                 378                 127
   Principal payments of capital lease obligations                          (5)                 (4)
                                                                       -------             -------
   Cash (used for) provided by financing activities                        373                 123
                                                                       -------             -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 (883)                478
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         3,202               3,377
                                                                       -------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 2,319             $ 3,855
                                                                       =======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                       $     2             $     3
   Income taxes paid                                                   $    --             $    30


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

     The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in Form 10-K for the year ended March 28, 1997. The Company has made no change in these policies during this quarter.


2.   Inventories
     -----------
     Inventories consisted of:

                                     June 27, 1997        Mar. 28, 1997
                                     -------------        -------------
    Raw materials and completed
       sub-assemblies                  $2,653,000           $3,106,000
    Work in process                     2,265,000            1,334,000
    Finished goods                        100,000              296,000
                                       ----------           ==========
    Total                              $5,018,000           $4,736,000
                                       ==========           ==========


3.   Income per Common and Common Equivalent Share
     ---------------------------------------------
     Income per common share for the three month period ended June 27, 1997 was computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year. If dilutive, stock options and stock warrants were considered in the computation of earnings per common and common equivalent shares. Under the provisions of SFAS No. 128 there would be no material change from primary and fully diluted earnings per common share to basic and diluted earnings per share for the quarters ended June 27, 1997 and June 28, 1996.

4.   Income Taxes
     ------------
     At March 28, 1997, the Company had approximately $6,986,000 of federal net operating loss carry forwards which can be used, subject to certain limitations, to offset any future federal taxable income. The carry forwards expire through the year 2010. The Company also has unused investment tax and other credits of approximately $213,000 expiring through 2001. The provision for income taxes in the accompanying consolidated statement of operations is substantially a current provision and differs from the provision calculated by applying the statutory federal income tax rate of 34% to income before provision for income taxes due to the following:

                                                               Three Months End
                                                                 June 27, 1997
                                                               ----------------
             Provision for income taxes at statutory rate          $ 217,600
             Benefit from net operating loss carry forward          (217,600)
             Other tax liabilities                                    30,000
                                                                   ---------
                                                                   $  30,000
                                                                   =========


5.   Presentation
     ------------
     Certain amounts in the quarter ended June 28, 1996 have been reclassified to conform to the quarter ended June 27, 1997 financial statements presentation.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview
--------
In the first quarter of fiscal 1998, the Company produced its ninth consecutive quarter of increasing profitability. Net sales and contract revenues were $7,532,000 during the quarter, a 12% increase from the comparable year ago period and a 5% decrease as compared to the fourth quarter of fiscal 1997. The company earned net profits of $610,000 in the current quarter, a 50% increase over the first quarter of fiscal 1997 and an 8% increase over the previous quarter.

Results of Operations
---------------------
Net sales and contract revenues in the first quarter increased by $833,000 (12%) in comparison to the corresponding period a year ago and decreased by $436,000 (5%) compared to the fourth quarter of fiscal 1997. Compared to the previous quarter, security systems and related field service revenues were down by $409,000 (6%) and research and engineering revenues declined by $27,000 (3%). The decline in security systems and related field service revenues was due to customer-requested delays in orders for, and installations of, the Company's X-ray inspection systems.

For the first quarter, costs of sales and contracts increased to $4,782,000 from $4,608,000 in the corresponding period a year ago due primarily to increased sales volume. Costs of sales and contracts represented 63% of revenues versus 69% for the corresponding period last year and 65% for the fourth quarter of fiscal year 1997. The costs of sales percentage of revenues in the current quarter decreased from the previous quarter primarily due to the sales mix of higher margin products.

Selling, general and administrative expenses of $1,670,000 for the first quarter were higher by 15% compared to the corresponding year-ago period and lower by 3% compared to the fourth quarter of fiscal 1997. As a percent of sales, selling, general and administrative expenses were 22% of revenues in the current quarter compared to 22% of revenues for the corresponding year ago period and 22% for the previous quarter.

Company-funded research and development expenses of $464,000 for the first quarter were higher by $220,000 (90%) compared to the first quarter of fiscal 1997 and lower by $7,000 (2%) compared to the fourth quarter of fiscal year 1997. The increase compared to the year ago period is an intentional result of the Company's growing commitment to research and development.

The Company produced a net profit of $610,000 during the first quarter of fiscal 1998. This represents an improvement of 50% over net profit in the year-ago quarter and an increase of 8% over the net profit reported in the previous quarter. The improved profitability results primarily from higher revenue compared to the year ago quarter and a more profitable product mix compared to both the year ago and prior quarters.

Liquidity and Capital Resources
-------------------------------
Net cash used by operating activities during the first three months of fiscal 1998 was $916,000, compared to $503,000 cash provided by operating activities during the corresponding year-ago period. This decrease in cash is primarily due to an increase in accounts and unbilled receivables of $1,698,000 and $974,000, respectively, partially offset by increases in accounts payable of $432,000 and accrued expenses and other current liabilities of $438,000. Cash and cash equivalents decreased by $883,000 to $2,319,000 as of June 27, 1997, compared to $3,202,000 on March 28, 1997. Working capital increased by $898,000 (9%) since March 28, 1997, growing from $9,856,000 to $10,754,000 at the end of the first quarter.


No external borrowings were outstanding at the end of either the current or previous quarter. Management believes the Company has access to sufficient capital resources to support operations over the next several quarters.

                     AMERICAN SCIENCE AND ENGINEERING, INC.


Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)             Exhibit Index
                -------------

                         Exhibit                                Page
                         -------                                ----

         (10)   Statement re: Computation of                      6
                Income per Common
                and Common Equivalent Share

         (11)   Employment Agreement between the
                Company and Ralph Sheridan dated
                September 26, 1996                               10



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


                                      AMERICAN SCIENCE AND ENGINEERING, INC.
                                      (Registrant)


Date: 4 August 1997                   /s/  Lee C. Steele
                                      ------------------------------------------
                                      Lee C. Steele
                                      Vice President and Chief Financial Officer


Safe Harbor Statement
---------------------
The foregoing 10-Q contains statements concerning the Company's financial performance and business operations which may be considered "forward-looking" under applicable securities laws.

The Company wishes to caution readers of this Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

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