Form 10-Q
period 1997-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 1997-10-31
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                                               ------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to ______

                          Commission File Number 1-6549
                                                 ------


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

                                 (978) 262-8700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                           Yes   X            No
                                ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                            Outstanding at
     Class of Common Stock                                  Sept. 30, 1997
     ---------------------                                  --------------
       $.66 2/3 par value                                      4,699,105


                               Page 1 of 11 Pages
                     The Exhibit Index is Located at Page 11

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

Dollars and shares in Thousands, except per share amounts

                                                           For The Three Months Ended         For The Six Months Ended
                                                           --------------------------         ------------------------
                                                           Sept. 30,        Sept. 27,         Sept. 30,      Sept. 27,
                                                              1997              1996             1997          1996
                                                           ---------        ---------         ---------      ---------

 NET SALES AND CONTRACT REVENUE                             $8,705            $6,685            $16,237        $13,384
                                                            ------            ------            -------        -------

 COSTS AND EXPENSES:
   Cost of sales and contracts                               5,184             4,329              9,966          8,937
   Selling, general and administrative expenses              1,963             1,543              3,633          2,992
   Research and development                                    881               350              1,345            594
                                                            ------            ------            -------        -------
   Total costs and expenses                                  8,028             6,222             14,944         12,523
                                                            ------            ------            -------        -------

OPERATING INCOME                                               677               463              1,293            861
                                                            ------            ------            -------        -------

OTHER INCOME (EXPENSE):
   Interest, net                                                43                24                 70             71
   Other, net                                                   (8)              (17)               (11)           (36)
                                                            ------            ------            -------        -------
   Total other income (expense)                                 35                 7                 59             35
                                                            ------            ------            -------        -------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                            712               470              1,352            896

PROVISION FOR INCOME TAXES                                      27                19                 57             39
                                                            ------            ------            -------        -------

NET INCOME                                                  $  685            $  451            $ 1,295        $   857
                                                            ======            ======            =======        =======

INCOME PER SHARE - PRIMARY/FULLY
DILUTED                                                     $  .14            $  .09            $   .27        $   .18
                                                            ======            ======            =======        =======

DIVIDENDS PAID PER SHARE                                      NONE              NONE               NONE           NONE

WEIGHTED AVERAGE SHARES                 - PRIMARY            4,868             4,869              4,839          4,791
                                                            ======            ======            =======        =======
                                        - FULLY
                                          DILUTED            4,953             4,891              4,881          4,801
                                                            ======            ======            =======        =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


Dollars in thousands

                                                             Sept. 30, 1997     Mar. 28, 1997
                                                             --------------     -------------
                                                              (Unaudited)

ASSETS       CURRENT ASSETS:
             Cash and cash equivalents                           $ 4,346           $ 3,202
             Accounts receivable, net                              6,704             5,019
             Unbilled costs and fees, net                          1,919               981
             Inventories                                           4,878             4,736
             Prepaid expenses and other current assets               262               157
                                                                 -------           -------
             Total current assets                                 18,109            14,095
                                                                 -------           -------

             NONCURRENT ASSETS:
             Deposits                                                 10               115
             Property and equipment, net of
                accumulated depreciation of
                $9,158 at Sept. 30,1997 and
                $8,860 at March 28,1997                            1,663             1,304
                                                                 -------           -------

                                                                 $19,782           $15,514
                                                                 =======           =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


Dollars in thousands


                                                             Sept. 30, 1997     Mar. 28, 1997
                                                             --------------     -------------
                                                              (Unaudited)

LIABILITIES &   CURRENT LIABILITIES:
STOCKHOLDERS'   Current maturities of obligations
INVESTMENT        under capital leases                           $    18           $    18
                Accounts payable                                   3,187             2,253
                Accrued salaries and benefits                        838               573
                Accrued commissions                                  389                82
                Accrued warranty costs                               530               292
                Deferred revenue                                   1,050               526
                Other current liabilities                            633               495
                                                                 -------           -------
                TOTAL CURRENT LIABILITIES                          6,645             4,239
                                                                 -------           -------

                NONCURRENT LIABILITIES:
                Obligations under capital leases, net
                  of current maturities                               32                42
                Deferred revenue                                     547               660
                Deferred compensation                                167               174
                Deferred rent                                        265               249
                                                                 -------           -------
                TOTAL NONCURRENT LIABILITIES                       1,011             1,125
                                                                 -------           -------

                STOCKHOLDERS' INVESTMENT:
                Preferred stock, no par value
                Authorized - 100,000 shares
                Issued - None
                Common stock, $.66-2/3 par value
                Authorized - 20,000,000 shares
                Issued 4,669,105 shares at Sept. 30, 1997
                and 4,585,209 shares at Mar. 28, 1997              3,119             3,058
                Capital in excess of par value                    15,912            15,273
                Accumulated deficit                               (6,070)           (7,365)
                                                                 -------           -------
                                                                  12,961            10,966
                Note receivable-Officer                             (640)             (640)
                Less: treasury stock -73,157 and
                  62,481 shares at Sept. 30, 1997
                  and Mar. 28, 1997, at cost, respectively          (195)             (176)
                                                                 -------           -------

                TOTAL STOCKHOLDERS' INVESTMENT                    12,126            10,150
                                                                 -------           -------
                                                                 $19,782           $15,514
                                                                 =======           =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Dollars in thousands

                                                                           For the Six Months Ended
                                                                       --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  Sept. 30, 1997    Sept. 27, 1996
                                                                       --------------    --------------

Net income                                                                 $ 1,295          $   857
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
   Depreciation and amortization                                               304              162
   Provisions for contract, inventory, accounts receivable and
   warranty reserves                                                           665              (56)
Changes in assets and liabilities:
   Accounts receivable                                                      (1,685)          (1,861)
   Unbilled costs and fees                                                    (988)             220
   Inventories                                                                (342)             301
   Prepaid expenses, other current assets, and deposits                         --              122
   Accounts payable                                                            934              828
   Customer deposits                                                            --           (2,191)
   Accrued expenses and other current liabilities                            1,161              636
   Noncurrent liabilities                                                     (104)               3
                                                                           -------          -------
   Total adjustments                                                           (55)          (1,836)
                                                                           -------          -------

Net cash provided by (used for) operating activities                         1,240             (979)
                                                                           -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (663)            (420)
                                                                           -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                     577              274
   Principal payments of capital lease obligations                             (10)              (8)
                                                                           -------          -------
   Cash (used for) provided by financing activities                            567              266
                                                                           -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                  1,144           (1,133)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             3,202            3,377
                                                                           -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 4,346          $ 2,244
                                                                           =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Interest paid                                                           $     3          $     3
   Income taxes paid                                                       $    --          $    30

NON-CASH TRANSACTIONS
   Issuance of stock in lieu of fees                                       $   104          $    --


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

       Effective quarter ended September 30, 1997, the Company has elected to change financial reporting from a fiscal month end to a calender month end. In addition, the year end reporting period will end on March 31, 1998. This change in month end has no material effect on the results of operations for the quarter ended September 30, 1997.


2.     INVENTORIES
       Inventories consisted of:

                                      Sept. 30, 1997       Mar. 28, 1997
                                      --------------       -------------

    Raw materials and completed
       sub-assemblies                    2,733,000           3,106,000
    Work in process - CRAD               2,045,000           1,334,000
    Finished goods                         100,000             296,000
                                         ---------           ---------
    Total                                4,878,000           4,736,000
                                         =========           =========


3.     INCOME PER COMMON AND COMMON EQUIVALENT SHARE

       Income per common share for the six month period ended September 30, 1997 was computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year. Stock options and stock warrants were considered in the computation of earnings per common and common equivalent shares.


4.     INCOME TAXES

       At March 28, 1997, the Company had approximately $6,986,000 of federal net operating loss carryforwards which can be used, subject to certain limitations, to offset future federal taxable income. The carryforwards expire through the year 2010. The Company also has unused investment tax and other credits of approximately $235,000 expiring through 2001. The provision for income taxes in the accompanying statement of income is substantially a current provision and differs from the provision calculated by applying the statutory federal income tax rate of 34% to income before provision for income taxes due to the following:



                                                         Six Months Ended
                                                          Sept. 30, 1997
                                                         ----------------

    Provision for income taxes at statutory rate             $ 460,000
    Benefit from net operating loss carryforward              (460,000)
    Other tax liabilities                                       57,000
                                                             ---------
                                                             $  57,000
                                                             =========


                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
In the second quarter of fiscal 1998, the Company produced its tenth consecutive quarter of increasing profits. Net sales and contract revenues were $8,705,000 during the quarter, a 16% increase from the first quarter of fiscal year 1998 and a 30% increase from the comparable year ago period. The Company earned net profits of $685,000 in the current quarter, a 12% increase from the previous quarter net profits of $610,000 and a 52% increase from the comparable year ago period net profits of $451,000.


RESULTS OF OPERATIONS
Net sales and contract revenues in the second quarter increased by $2,020,000 (30%) in comparison to the corresponding period a year ago and increased by $1,173,000 (16%) compared to the first quarter of fiscal year 1998. Compared to the previous quarter, security systems and related field service revenues increased by $1,246,000 (19%) and research and engineering revenues were lower by $73,000 (8%). The increase in security equipment and field service revenues is primarily due to increased sales of x-ray equipment.

For the second quarter, costs of sales and contracts increased to $5,184,000 from $4,329,000 in the corresponding period a year ago due primarily to increased sales volume of X-ray inspection systems and field services revenues in the current period. Costs of sales and contracts represented 60% of revenues versus 65% for the corresponding period last year and 63% for the first quarter of fiscal year 1998. The costs of sales percentage of revenues in the current quarter decreased over the previous quarter primarily due to increased sales volume and a change in the sales mix.

Selling, general and administrative expenses for the second quarter were $1,963,000, up from $1,543,000 in the corresponding period a year ago. As a percent of sales, selling, general and administrative expenses were 23% of revenues in the current quarter, 23% of revenues for the corresponding year-ago period and 22% for the first quarter of fiscal year 1998. The quarter to quarter increase in selling general and administrative expenses reflects an increased level of international sales and marketing activities.

Company-funded research and development expenses of $881,000 for the second quarter were higher by $531,000 (152%) compared to the year-ago quarter and higher by $417,000 (90%) compared to the first quarter of fiscal year 1998. This increase is a result of the Company's commitment to increased research and development activity as well as the timing of certain development program expenditures.

The Company produced a net profit of $685,000 during the second quarter. This is an improvement of $234,000 (52%) over net profit in the year-ago quarter, and an improvement of $75,000 (12%) over the net profit reported in the first quarter of fiscal 1998. The improved profitability results primarily from reduced costs of sales and contracts as a percentage of revenue, partially offset by higher selling, general and administrative expenses and Company funded research and development.


LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities during the first six months of fiscal year 1998 was $1,240,000, compared to $979,000 net cash used during the corresponding year-ago period, primarily due to an improvement in net income, higher non-cash adjustments to net income, and reduced customer deposits. Cash and cash equivalents increased by $1,144,000 to $4,346,000 as of September 30, 1997, compared to $3,202,000 on March 28, 1997. Working capital increased by $1,608,000 (16%) since March 28, 1997, growing from $9,856,000 to $11,464,000 at the end of the second quarter.

No external borrowings were outstanding at the end of either the current or previous quarter. Management believes the Company has access to sufficient capital resources to support operations over the next several quarters.

During the quarter the Company negotiated an expanded credit facility agreement with a local bank. The new facility runs through August 1998 and has two components. The first component is a line of credit up to $4 million of base borrowing capacity for either short-term working capital borrowing or issuance of standby letters-of-credit. The second component is an additional $4 million in excess standby letter-of-credit capacity to support foreign equipment sales. This credit facility is secured by eligible accounts receivable and inventory.

                     AMERICAN SCIENCE AND ENGINEERING, INC.


Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

The Special Meeting in Lieu of Annual Meeting of the Company was held on September 30, 1997. At the meeting, all seven of management's nominees to the Board of Directors were elected to a one year term according to the following votes:




                                                                 Votes
           Nominee                         Votes For           Withheld
           -------                         ---------           --------

           Herman Feshbach                 3,998,380             44,321
           Al Gladen                       3,999,140             43,561
           Hamilton W. Helmer              3,999,235             43,466
           Donald S. McCarren              3,999,235             43,466
           William E. Odom                 3,999,235             43,466
           Ralph S. Sheridan               3,999,139             43,562
           Carl W. Vogt                    3,999,181             43,520


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   No exhibits are included.

         (b)   REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter.

               The information required by Exhibit Item 11 (Statement re:
               Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 4 on Page 7.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      AMERICAN SCIENCE AND ENGINEERING, INC.
                                      (Registrant)



Date: 30 October 1997                 /s/ Lee C. Steele
                                      ------------------------------------------
                                      Lee C. Steele
                                      Vice President and Chief Financial Officer



SAFE HARBOR STATEMENT
The foregoing 10-Q contains statements concerning the Company's financial performance and business operations which may be considered "forward-looking" under applicable securities laws.

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