Form 10-Q
period 1997-12-31
AMERICAN SCIENCE & ENGINEERING INC
filed 1998-02-13
CIK 5768

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997
                                               -----------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                          Commission File Number 1-6549

                     American Science and Engineering, Inc.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)

          Massachusetts                                           04-2240991
          -------------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

   829 Middlesex Turnpike
   Billerica, Massachusetts                                          01821
   ------------------------                                          -----
(Address of principal executive offices)                          (Zip Code)

                                 (978) 262-8700
                                 --------------
              (Registrant's telephone number, including area code)


        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X     No
                               ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                       Outstanding at
      Class of Common Stock                             Dec. 31, 1997
      ---------------------                             -------------
      $.66 2/3 par value                                  4,724,650


                               Page 1 of 10 Pages
                     The Exhibit Index is Located at Page 10

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For The Three Months Ended     For The Nine Months Ended
                                                               --------------------------     -------------------------
Dollars and shares in Thousands, except per share amounts         Dec. 31,     Dec. 27,          Dec. 31,     Dec. 27,
                                                                    1997         1996              1997         1996
                                                                  -------      -------            -------      -------

NET SALES AND CONTRACT REVENUE                                    $ 7,900      $ 7,127            $24,137      $20,511
                                                                  -------      -------            -------      -------
COSTS AND EXPENSES:
   Cost of sales and contracts                                      4,692        4,295             14,658       13,232
   Selling, general and administrative expenses                     1,883        1,779              5,516        4,771
   Research and development                                           569          538              1,914        1,132
                                                                  -------      -------            -------      -------
   Total costs and expenses                                         7,144        6,612             22,088       19,135
                                                                  -------      -------            -------      -------

OPERATING INCOME                                                      756          515              2,049        1,376
                                                                  -------      -------            -------      -------
OTHER INCOME (EXPENSE):
   Interest, net                                                       30           18                100           88
   Other, net                                                          (5)          (9)               (16)         (44)
                                                                  -------      -------            -------      -------
   Total other income                                                  25            9                 84           44
                                                                  -------      -------            -------      -------

INCOME BEFORE PROVISION
FOR INCOME TAXES                                                      781          524              2,133        1,420

PROVISION FOR INCOME TAXES                                             30           21                 87           60
                                                                  -------      -------            -------      -------

NET INCOME                                                        $   751      $   503            $ 2,046      $ 1,360
                                                                  =======      =======            =======      =======

INCOME PER SHARE - PRIMARY/FULLY DILUTED                          $   .15      $   .10            $   .42      $   .28
                                                                  =======      =======            =======      =======

DIVIDENDS PAID PER SHARE                                             NONE         NONE               NONE         NONE
                                                                  =======      =======            =======      =======

WEIGHTED AVERAGE SHARES  - PRIMARY                                  4,930        4,822              4,869        4,801
                                                                  =======      =======            =======      =======
                         - FULLY
                           DILUTED                                  5,013        4,846              4,925        4,816
                                                                  =======      =======            =======      =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in Thousands                                   Dec. 31, 1997     Mar. 28, 1997
                                                       -------------     -------------
                                                       (Unaudited)
ASSETS    CURRENT ASSETS:
          Cash and cash equivalents                     $ 2,148             $ 3,202
          Accounts receivable, net                        7,272               5,019
          Unbilled costs and fees, net                    2,306                 981
          Inventories                                     6,297               4,736
          Prepaid expenses and other current assets          90                 157
                                                        -------             -------
          TOTAL CURRENT ASSETS                           18,113              14,095
                                                        -------             -------
          NON CURRENT ASSETS:
          Deposits                                           24                 115
          Property and equipment, net of
            accumulated depreciation of
            $9,306 at Dec. 31, 1997 and
            $8,860 at March 28, 1997                      1,769               1,304
                                                        -------             -------

                                                        $19,906             $15,514
                                                        =======             =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

Dollars in Thousands                                         Dec. 31, 1997    Mar. 28, 1997
                                                             -------------    -------------
                                                              (Unaudited)
LIABILITIES &   CURRENT LIABILITIES:
STOCKHOLDERS'   Current maturities of obligations
INVESTMENT       under capital leases                           $    19         $    18
                Accounts payable                                  2,713           2,253
                Accrued salaries and benefits                       654             573
                Accrued commissions                                 354              82
                Accrued warranty costs                              566             292
                Deferred revenue                                  1,177             526
                Other current liabilities                           463             495
                                                                -------         -------
                TOTAL CURRENT LIABILITIES                         5,946           4,239
                                                                -------         -------
                NONCURRENT LIABILITIES:
                Obligations under capital leases, net
                  of current maturities                              27              42
                Deferred Revenue                                    424             660
                Deferred compensation                               167             174
                Deferred rent                                       274             249
                                                                -------         -------
                TOTAL NONCURRENT LIABILITIES                        892           1,125
                                                                -------         -------
                STOCKHOLDERS' INVESTMENT:
                Preferred stock, no par value
                Authorized - 100,000 shares
                Issued - None
                Common stock, $.66-2/3 par value
                Authorized - 20,000,000 shares
                Issued 4,724,650 shares at Dec. 31, 1997
                and 4,585,209 shares at Mar. 28, 1997             3,150           3,058
                Capital in excess of par value                   16,072          15,273
                Accumulated deficit                              (5,319)         (7,365)
                                                                -------         -------
                                                                 13,903          10,966
                Note receivable-Officer                            (640)           (640)
                Less: treasury stock -
                64,907 shares at Dec. 31, 1997 and
                  62,481 shares at March 28, 1997,
                  at cost, respectively                            (195)           (176)
                                                                -------         -------

                TOTAL STOCKHOLDERS' INVESTMENT                   13,068          10,150
                                                                -------         -------
                                                                $19,906         $15,514
                                                                =======         =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in Thousands                                                 For the Nine Months Ended
                                                                  ------------------------------
                                                                  Dec. 31, 1997    Dec. 28, 1996
                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 2,046         $ 1,360
Adjustments to reconcile net income to net cash (used for)
operating activities:
  Depreciation and amortization                                          446             254
  Provisions for contract, restructuring, inventory, accounts
  receivable and warranty reserves                                       777             723
Changes in assets and liabilities:
  Accounts receivable                                                 (2,253)         (2,339)
  Unbilled costs and fees                                             (1,375)            443
  Inventories                                                         (1,761)           (206)
  Prepaid expenses and other assets                                      158             267
  Accounts payable                                                       460             288
  Customer deposits                                                       --          (2,396)
  Accrued expenses and other current liabilities                         852             679
  Noncurrent liabilities                                                (218)              5
                                                                     -------         -------
  Total adjustments                                                   (2,914)         (2,282)
                                                                     -------         -------

Net cash used for operating activities                                  (868)           (922)
                                                                     -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (911)           (561)
                                                                     -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                739             232
  Principal payments of capital lease obligations                        (14)            (11)
                                                                     -------         -------
  Cash provided by financing activities                                  725             221
                                                                     -------         -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (1,054)         (1,262)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       3,202           3,377
                                                                     -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 2,148         $ 2,115
                                                                     =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                                      $     5         $     8
  Income taxes paid                                                  $    53         $    30

NON-CASH TRANSACTIONS:
  Issuance of stock in lieu of fees                                  $   133         $   258

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

     Effective quarter ended September 30, 1997, the Company has elected to change financial reporting from a fiscal month end to a calender month end. In addition, the year end reporting period will end on March 31, 1998. This change in month end has no material effect on the results of operations for the quarter ended December 31, 1997.

2.   INVENTORIES
     Inventories consisted of:

                                            Dec. 31, 1997     Mar. 28, 1997
                                            -------------     -------------
          Raw materials and completed
           subassemblies                     $4,075,000        $3,106,000
          Work in process                     2,122,000         1,334,000
          Finished Goods                        100,000           296,000
                                             ----------        ----------
          Total                              $6,297,000        $4,736,000
                                             ==========        ==========

3.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE
     Income per common share for the nine-month period ended December 31, 1997, was computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year. Dilutive stock options and stock warrants were considered in the computation of earnings per common and common equivalent shares.

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


                                                          Nine Months Ended
                                                            Dec. 31, 1997
                                                          -----------------
          Provision for income taxes at statutory rate        $ 725,000
          Benefit from net operating loss carryforward         (725,000)
          Other tax liabilities                                  87,000
                                                              ---------
                                                              $  87,000
                                                              =========

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
In the third quarter of fiscal 1998, the Company produced its eleventh consecutive quarter of increasing profits. Net sales and contract revenues were $7,900,000 during the quarter, an 11% increase from the comparable year ago period and a 9% decrease from the second quarter of fiscal 1998. The Company earned net profits of $751,000 in the current quarter, a 49% increase compared to net profits of $503,000 in the corresponding year ago period and a 10% increase compared to net profits of $685,000 in the previous quarter.

RESULTS OF OPERATIONS
Net sales and contract revenues of $7,900,000 in the third quarter increased by $773,000 (11%) in comparison to the corresponding period a year ago and decreased by $805,000 (9%) compared to the second quarter of fiscal year 1998. Compared to the previous quarter, security systems and related field service revenues were lower by $493,000 (6%) due to the timing of orders now expected to be received and shipped during the fourth quarter and beyond. Research and engineering revenues were lower by $312,000 (39%) as compared to the second quarter. This quarter to quarter decrease in research and engineering revenues is due to slower than anticipated start-up of a $3.8 million contract for two additional prototype MobileSearch(TM) systems during the third quarter.

For the third quarter, costs of sales and contracts increased to $4,692,000 from $4,295,000 in the corresponding period a year ago primarily due to increased sales volume of X-ray inspection systems and field service revenues in the current period. Costs of sales and contracts represented 59.4% of revenues versus 60.3% for the corresponding period last year and 59.6% for the second quarter of fiscal year 1998.

Selling, general and administrative expenses of $1,883,000 for the third quarter were higher by 6% compared to the corresponding year-ago period and lower by 4% compared to the second quarter of fiscal 1998. As a percent of sales, selling, general and administrative expenses were 24% of revenues in the current quarter compared to 25% and 23% of revenues for the corresponding year-ago period and the second quarter of fiscal year 1998, respectively.

Company-funded research and development expenses of $569,000 for the third quarter were higher by $31,000 (6%) compared to the year-ago quarter and lower by $312,000 (35%) compared to the second quarter of fiscal year 1998. This decrease in quarter to quarter research and development expenditures is due to the timing of certain development expenditures. The Company remains committed to increasing the level of research and development activities in subsequent quarters.

The Company produced a net profit of $751,000 during the third quarter. This is an improvement of $248,000 (49%) over net profit in the year-ago quarter and an improvement of $66,000 (10%) over the net profit reported in the second quarter of fiscal 1998. The quarter to quarter improvement in profitability results primarily from lower selling, general and administrative expenses and Company funded research and development.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


LIQUIDITY AND CAPITAL RESOURCES
Net cash used by operating activities during the first nine months of fiscal year 1998 was $868,000, compared to $922,000 net cash used during the corresponding year-ago period. Cash and cash equivalents decreased by $1,054,000 to $2,148,000 as of December 31, 1997, compared to $3,202,000 on March 28, 1997.
This decrease is largely due to increases in accounts receivable, unbilled costs and fees, inventory, as well as property, plant and equipment. Working capital increased by $2,311,000 (23%) since March 28, 1997, growing from $9,856,000 to $12,167,000 at the end of the third quarter.

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

On January 28, 1998, the United States District Court for the District of Massachusetts granted Vivid Technologies, Inc.'s request for a declaratory judgment that Vivid does not infringe on two claims of the Company's U.S. Patent No. 5,253,283. The Company expects to appeal the judgment on several grounds.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

          (a)  EXHIBIT INDEX
               Exhibit 27 - Financial Data Schedule

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

                                      AMERICAN SCIENCE AND ENGINEERING, INC.
                                      (Registrant)



Date: 13 February 1998
                                      ------------------------------------------
                                      Lee C. Steele
                                      Vice President and Chief Financial Officer


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