Form 10-K405
period 1998-03-31
AMERICAN SCIENCE & ENGINEERING INC
filed 1998-07-14
CIK 5768

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code (978) 262-8700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock ($.66 2/3 par value)     American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES /X/   NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to
this Form 10-K.     /X/

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 1998 was $67,776,063

4,780,202 shares of Registrant's Common Stock were outstanding on June 30, 1998.

                     The Exhibit Index is located on page 47
                               PAGE 1 OF 75 PAGES

PART I

ITEM 1.   BUSINESS

American Science and Engineering, Inc., a Massachusetts corporation formed in 1958 (together with its subsidiary, the "Company"), develops, produces, markets, sells and provides research and engineering services with respect to X-ray inspection systems.

-  X-RAY PRODUCTS

The Company provides a full line of X-ray detection and imaging products used primarily for the detection of illegal drugs, terrorist explosives, and smuggled goods. This equipment is purchased by sophisticated government and commercial clients who place a premium on the detection of organic material in complex backgrounds and the ability to see the contents of containers with precision. The Company utilizes proprietary transmission and backscatter X-ray detection to provide differentiation of bombs, drugs and contraband in camouflaged environments. The range of application includes border control and manifest verification, protection of high risk government offices, mail and parcel screening, correctional facility security, military security, executive security, aviation security, and special event security (e.g. Olympics, UN 50th Anniversary and World Cup Soccer). The Company's market is driven by domestic and global trends toward increasing use of terrorism for political purposes; the continued global proliferation of drug smuggling; and the continuing increase in global trade which creates greater incentives and opportunities to evade duties by misdeclaring manifests.

The surge in cross border drug smuggling has created a requirement for cargo and vehicle inspection. With the assistance of the U.S. Department of Defense and U.S. Customs, the Company has developed the CargoSearch(TM) line of X-ray inspection equipment. Based on the success of the fixed-site CargoSearch(TM) prototype at Otay Mesa, CA, an additional four fixed-site systems are now on line for U.S. Customs to inspect trucks for hidden drugs on the Mexican border and three additional installations are expected to be completed along the border over the next 9 months. The CargoSearch(TM) product family includes fixed site inspection for trucks and containers; mobile equipment to inspect trucks, containers and cars; and a fixed pallet inspection system. This equipment has further application for the detection of weapons and explosives for border security and protection of high risk facilities. In addition, there is an emerging application for manifest verification for export and import cargoes at ports and other border crossings. The Company has announced the sale of several CargoSearch(TM) systems to be delivered over the next three years for a variety of applications overseas, including a South African port for manifest verification and drug smuggling; a border crossing in Abu Dhabi primarily for weapons detection; and several systems in Egypt for manifest verification and other anti-smuggling applications at ports.

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

The Company's product line currently includes 12 models. These models can be broadly categorized into 4 groups including: the Model 101 series, the Model 66 series, the CargoSearch(TM) family and the BodySearch(TM) Personnel Inspection System. All of these systems utilize the Company's Z(R) Backscatter technology (aspects of which are covered by issued and pending U.S. patents), which detects organic materials, such as illegal drugs, plastic explosives and plastic weapons, even when they are undetected by other competing systems.

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

The CargoSearch(TM) family of products includes the CargoSearch(TM) system, the relocatable IsoSearch(TM) system, MobileSearch(TM) system, and the PalletSearch(TM) system. The CargoSearch(TM) system is a non-intrusive inspection technology for the X-ray scanning of trucks, cars, cargo containers, pallets, and air cargo using the Company's unique and patented Z(R) Backscatter technology. The fixed CargoSearch(TM) system sells for a turnkey price substantially lower than competing systems. The first CargoSearch(TM) system has been operating at the U.S. Customs facility in Otay Mesa, California, the busiest truck border crossing in the United States and was recently joined by four other systems in Texas and California. U.S. Customs has ordered three additional CargoSearch(TM) systems to be installed along the border with Mexico.

The first MobileSearch(TM) system was delivered under a $1.8 million contract with the Defense Advanced Research Project Agency (DARPA). This mobile version of a CargoSearch(TM) system is a self-contained unit inside a conventional truck which is deployable within minutes and provides the transport mechanism via a hydraulic drive. The Company is marketing the MobileSearch(TM) system to agencies of the U.S. government and to foreign security and customs agencies. The Company has delivered a second system to the U.S. government and has received orders for a number of additional units from the U.S. government and two foreign governments. All of the units after the first include both Z(R) Backscatter and transmission X-ray capabilities.

PalletSearch(TM) was designed for the inspection of pallets for the detection of contraband, weapons and explosives for high security facilities where high confidence inspection is a requirement. The first PalletSearch(TM) system was delivered during fiscal 1997 to an ultra-secure agency of the U.S. government, and additional units have been ordered by a foreign government for customs inspection applications.

The BodySearch(TM) Personnel Inspection System offers a fast, safe, and non-intrusive way to screen individuals for the detection of concealed weapons, drugs, and illegal contraband. This system is used for drug detection and head of state security as well as for correctional facility security. The Company sold one unit during fiscal 1998 to a state prison.

The Company has patents in the United States, Germany, Japan, and The United Kingdom, as well as five (5) patents pending under the Patent Cooperation Treaty, none of which have reached the national phase requiring the identification of specific countries in which patents will be sought. The Company has sold product in, or has sales activity in most major regions of the world including Africa, Asia, Europe, the Middle East and South America. Each U.S. patent issued prior to June 1995 has a duration of the longer of seventeen years from the date of issue or twenty years from the date of application; U.S. and virtually all foreign patents issued after May 1995 will have a duration of twenty years from the date of application. The Company relies on certain proprietary technology and know-how, as well as certain of these patents, to establish and maintain its competitive position. The Company believes that its patents, proprietary technology and know-how provide substantial protection for the Company's competitive position and the Company has publicly stated its intent to aggressively protect its intellectual property assets, by litigation or other means, as appropriate.

The Company's X-ray products are marketed to private and governmental organizations through a sales force that contacts potential customers. This sales force includes Company personnel based in the United States as well as representatives under contracts to sell in foreign countries who are generally on a commission basis.

Most Micro-Dose(R) Systems are built for existing orders, and the Company maintains an inventory of common parts and sub-assemblies for the systems in order to meet expected customer delivery requirements.

The Company is heavily dependent upon sales to agencies of the U.S. Government, and reductions or delays in procurements of the Company's systems by these agencies may have a material adverse effect on the Company. Sales to U.S. Government agencies, in general, are generated by responding to a "Request for Quote" and are subject to standard and routine U.S. Government pre and post contract award audit as well as review of the Company's compliance with the Federal Acquisition Regulations. During fiscal 1998, the majority of sales of X-ray products were under (i) direct contracts with the U.S. Government, and
(ii) subcontracts with prime contractors working under direct contracts with the U.S. Government. Some of the Company's contracts with the government are on a cost reimbursement basis, including provisions preventing final billing until completion of the contract, and virtually all are cancelable at the government's discretion. The Company has not experienced any material losses as the result of such contractual provisions.

The U.S. Customs Service is a major customer (with sales of more than 36 percent of the Company's consolidated revenues in fiscal 1998). The loss of this customer would be likely to have a material adverse effect on the Company taken as a whole. The Company believes that it has a satisfactory relationship with the U.S. Customs Service. The Company has stated its intent to reduce its reliance on sales to the U.S. government, and during and after the end of fiscal 1998, the Company announced several sales to agencies of foreign governments totaling over $45 million for delivery over three years.

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

The Company complies with applicable Health and Human Services regulations outlined under the "Regulations for the Administration and Enforcement of the Radiation Control for Health and Safety Act of 1968" (21CFR 1020.40), published by the U.S. Department of Health and Human Services. All X-ray products of the Company comply with all applicable U.S. Government regulatory standards.


-  RESEARCH AND DEVELOPMENT

The Company conducted approximately $2,785,000 of government sponsored research primarily focused on technologies for the detection of illicit drugs, explosives, and other security issues in fiscal 1998. This compares to $2,278,000 and $2,750,000 of government sponsored research and development in fiscal 1997 and 1996, respectively. In addition, the Company spent approximately $2,856,000 of its own funds for research relating to the development of new products or services during fiscal 1998, compared to $1,602,000 and $533,000 in fiscal 1997 and 1996, respectively.

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

-  PERSONNEL

As of March 31, 1998 the Company had 198 employees compared to 167 employees at the end of the prior year. All Company employees sign nondisclosure agreements as a condition of employment.

-  SALES BACKLOG

The Company's firm sales backlog was $ 17,299,000 at March 31, 1998 and $15,584,000 at March 28, 1997.

A majority of the Company's contracts with the U.S. Government contain clauses permitting the government to terminate the contract for convenience upon certain terms and conditions, including payment to the Company of an appropriate fee or profit on work performed. The total of such contracts in the backlog was $11,053,000 at the end of fiscal year 1998 and $11,220,000 at the end of fiscal year 1997. It is estimated that approximately 89% of the 1998 backlog will be filled within the fiscal year ending March 31, 1999.

Subsequent to March 31, 1998, the Company received an order from the Customs Authority of the Arab Republic of Egypt for ten CargoSearch systems with a contract value of $35,000,000. The systems are to be delivered over the next 36 months. This order is not included in the Company's firm backlog reported at March 31, 1998.

-  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

All export sales are made in U.S. dollars, and many non-U.S. Government export sales are either secured by irrevocable letters of credit or paid in advance. Export sales are believed by the Company to have been at least as profitable as similar domestic sales. All of the Company's assets and operations are maintained in the United States. The Company has not encountered, and does not anticipate encountering, risks attendant to export sales that are greater than risks attendant to domestic sales. The following chart provides information about the breakdown between domestic and export sales for the indicated fiscal years.

Net Sales and Contract Revenues (Dollars in thousands)


                                              1998             1997             1996
                                         ---------        ---------        ---------
Domestic                                 $  26,799        $  23,703        $  14,526
Export                                       5,900            4,776            3,289
Percent of Export Revenue by Major
Region:
    Middle East and Africa                    59.7%            22.2%            20.9%
    Pacific Rim                               28.3             60.9             39.2
    Europe                                     8.9              4.4             34.4
    All Other                                  3.1             12.5              5.5

ITEM 2.   PROPERTIES

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

The Company's executive offices and its research, manufacturing and warehouse facilities are now located in 118,300 square feet of space in a 160,000 square foot single-story, concrete and brick building owned by an unaffiliated real estate limited partnership. The remaining space in the building is currently leased by the owner to an unaffiliated manufacturing company. The Company occupies the space under a long-term lease with a ten year initial term that commenced March 1, 1995, and one (1) ten year optional extension term. In January 1998, the Company leased 12,700 square feet of additional manufacturing and office space. This lease has a term of five years. The facilities are currently fully utilized on a one-shift basis. The Company can add additional capacity by adding second and third shifts if necessary.

ITEM 3.   LEGAL PROCEEDINGS

In May 1996, Vivid Technologies, Inc., filed a civil action in the United States District Court for the District of Massachusetts against the Company, seeking inter alia a declaratory judgment that Vivid had not infringed upon certain of the Company's patents relating to backscatter. On May 12, 1997, Vivid filed a proposed Amended Complaint narrowing its claim and seeking inter alia a declaratory judgment that Vivid had not infringed on two claims on AS&E United States Patent number 5,253,283, entitled "Inspection Method and Apparatus with Single Color Pixel Imaging." On January 28, 1998, the Court granted Vivid's request for a declaratory judgement. The Company has appealed the judgment and the case is proceeding in the United States Court of Appeals for the Federal Circuit. Due to certain rulings made by the District Court, the Company was unable to obtain certain discovery the Company believes is essential to determine whether Vivid is infringing on the '283 patent. Through the appeal process, the Company is pursuing its request for discovery, and, if successful, expects to pursue an infringement action against Vivid to the extent consistent with the evidence discovered.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the American Stock Exchange (ticker symbol ASE). The market price range for the Common Stock for the last two fiscal years follows:

Fiscal Year      Quarter Ended           High         Low
-----------      -------------           ----         ---
1998             March 31, 1998          14 3/4       11 1/4
                 December 31, 1997       14 1/2       10
                 September 30, 1997      13 3/8       9 1/4
                 June 27, 1997           12 1/4       9 5/8

1997             March 28, 1997          14 7/8       12 1/8
                 December 27, 1996       16 3/4       9 7/8
                 September 27, 1996      18 3/4       9 3/8
                 June 28, 1996           12 1/4       8 3/4

As of June 30, 1998, there were approximately 1,478 holders of record of the Company's Common Stock.

No cash dividends have been declared in the two most recent fiscal years and the Board of Directors does not contemplate paying any dividends in the immediate future.

The Company's credit facility restricts the payment of dividends (except in shares of the Company's stock) without consent of the bank.

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

Fiscal year                   1998          1997          1996           1995            1994
                            -------       -------       -------       --------        --------
Net sales and contract
revenues                    $32,699       $28,479       $17,815       $ 12,997        $ 11,182

Net income (loss)             4,661         1,925           802           (967)         (3,335)

Income (loss) per
share-diluted                   .95           .40           .18           (.23)           (.83)

Total assets                 25,993        15,514        14,295         10,734          10,541

Obligations under
capital leases                   42            60            75            233             251

Stockholders'
investment                   16,084        10,150         7,501          5,592           6,294

Book value per share           3.39          2.21          1.67           1.31            1.52

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-     1998 COMPARED TO 1997

-     OVERVIEW

Net sales and contract revenues for fiscal 1998 improved by 15% to $32,699,000 versus fiscal 1997 net sales of $28,479,000. The Company's income before taxes of $2,698,000, an increase of 35% compared to a $2,003,000 income before taxes in the previous year. During fiscal 1998, the Company recorded a net tax benefit associated with net operating loss carryforwards and other tax items of $1,963,000. Net income for fiscal 1998 was $4,661,000 ($.95 per share, on a diluted basis) as compared to $1,925,000 ($.40 per share, on a diluted basis) in fiscal 1997. Backlog at March 31, 1998 was $17,299,000, an 11% increase over the backlog reported at previous fiscal year end.

CHANGES IN FINANCIAL CONDITION - Cash and cash equivalents at year end decreased by $912,000 to $2,290,000, compared to $3,202,000 in 1997. Accounts receivable and unbilled costs and fees increased by $2,070,000 and $2,409,000 respectively from the prior year due to the increased shipments made during 1998 and performance on several contracts. Inventories increased by $4,151,000 during 1998 to support the growth in X-ray equipment shipments and backlog. Customer deposits increased $1,151,000 due to the advanced payment from a certain long-term contract. Deferred income taxes increased $2,556,000 as a result of the Company recording a tax benefit associated with its net-operating loss carryforwards and other tax assets.

RESULTS OF OPERATIONS - Net sales and contract revenues increased by $4,220,000 or 15% during fiscal year 1998. In 1998, security systems and field service revenues of $29,914,000 increased by $3,713,000 or 14%. Contract research and engineering revenues of $2,785,000 increased by $507,000 or 22%.

Cost of sales and contracts in 1998 of $19,816,000 was $1,393,000 higher than the previous year primarily due to increased equipment sales and performance on several contracts. Cost of sales and contracts represented 61% of revenues during 1998, compared to 65% in 1997. This decline in the cost of sales ratio was due to a more profitable product mix and a larger revenue base over which to spread fixed costs in 1998.

Selling, general and administrative expenses of $7,425,000 were $931,000 higher than the previous year and represented 23% of revenues, unchanged from 1997. The increased spending level was primarily due to expanded international sales and marketing activities and costs associated with recruiting for the Company's expanded staff requirements.

Company funded research and development spending increased to $2,856,000 in 1998, a 78% increase compared to the $1,602,000 in spending in 1997. Research and development spending in fiscal 1998 and fiscal 1997 was 9% and 6% of revenues, respectively.

In the fourth quarter of fiscal 1998, the Company recorded a tax benefit associated with net operating loss carryforwards and other tax assets as explained in Footnote 5 to the Financial Statements. The aggregate tax benefit recognized was $2,072,000 which resulted in a net tax benefit for the year of $1,963,000. In fiscal 1997, the Company recorded a provision for income taxes of 3.9%, of which the significant components included alternative minimum tax payable to the federal government and amounts for state income taxes.

The Company recorded net profits of $4,661,000 for fiscal year 1998, an improvement of $2,736,000, or 142%, over net income of $1,925,000 in the previous year. Using fiscal 1997 tax provision rates, fiscal 1998 net profits would have been $2,589,000, representing an increase of 34% over fiscal 1997. The Company was profitable in all quarters.

LIQUIDITY AND CAPITAL RESOURCES - Net cash used for operating activities was $696,000, compared to $158,000 net cash provided by operating activities in 1997. During 1998, the Company received $884,000 from the exercise of stock options. Cash and cash equivalents at March 31, 1998 stood at $2,290,000, a decrease of $912,000 over the prior year end. Working capital at the end of 1998 increased 49% to $14,691,000. The Company's current ratio decreased to 2.6 as compared to 3.3 at the end of 1997.

Fiscal 1998 capital expenditures totaled $1,082,000. This was an increase of 48%, or $352,000, from the prior year capital expenditures of $730,000. Capital expenditures were comprised primarily of investments in information technology, leasehold improvements, and furniture and fixtures. Capital expenditures are funded by cash generated by operations or from the lines of credit available to the Company.

At the end of fiscal 1998, the Company had $8.0 million in approved bank lines of credit to be used either for short term cash borrowings to support working capital growth or standby letters of credit to support the bonding requirements of foreign contracts. At the end of fiscal 1998, no cash borrowings were outstanding and $1.2 million in standby letters of credit were in effect against this credit facility. During April 1998, the Company renegotiated the line of credit, from $8.0 million to $12.0 million in anticipation of the increased standby letter of credit capacity required to support the growth in international orders. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank.

Given the Company's receipt of various international contract awards over the previous 90 days totaling $45 million, management believes that additional credit facilities will be necessary for expanded standby letter of credit capacity to support foreign equipment sales. Management is currently in the process of negotiating with two commercial banks and the U.S. Export Import Bank to increase its bank lines of credit and anticipates having a new credit facility in place during the second quarter of fiscal year 1999.

MANAGEMENT ACTIONS - During fiscal 1998 AS&E achieved several milestones associated with receipt of new orders, further progress toward the commercialization of the Company's CargoSearch(TM) family of products, and continued expansion of the Company's domestic and international customer base. Examples include the following:


- During the third quarter of fiscal year 1998, the Company delivered its second MobileSearch(TM) system under a $2.7 million contract. Work began under a $3.8 million contract received from the U.S. Department of Defense-Counterdrug Technology Development Program for two additional enhanced MobileSearch(TM) systems.

- Throughout the fiscal year the Company improved its position significantly in the international market. In March 1998 the Company received an order from Portnet, the Port Authority in South Africa, for a new unique version of AS&E's CargoSearch(TM) system. The system, called IsoSearch(TM), combines features of both fixed-site and mobile systems currently sold by the Company and will allow Portnet to relocate the system within or between ports.

- Subsequent to year end the Company received a MobileSearch(TM) order from a Middle Eastern customer for counter terrorism; as well as an $8.8 million dollar order from the Abu Dhabi United Arab Emirates Customs Department for a fixed-site CargoSearch(TM) for truck inspection on the border with Saudi Arabia. The Company also received a $35 million order from the Customs Authority of the Arab Republic of Egypt for ten of the Company's CargoSearch(TM) family of products, including multiple units of each of the fixed-site CargoSearch(TM), MobileSearch(TM) and PalletSearch(TM) systems.


The Company has developed a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The Company is currently in the process of testing the compliance of the internal information systems. The Company has also commenced the process of assessing its external systems and software, by sending vendor notifications and questionnaires, to determine whether or not they are year 2000 compliant. Spending for compliance maintenance and modifications has been expensed as incurred. Management does not expect remediation costs of year 2000 to be material. Any new hardware and software has been capitalized, and will be depreciated or amortized over the useful life of the asset acquired. Management does not believe these changes will have any material effect on ongoing results of operations.

-     1997 COMPARED TO 1996

-     OVERVIEW

Net sales and contract revenues for fiscal 1997 improved by 60% to $28,479,000 versus fiscal 1996 net sales of $17,815,000. The Company earned operating profits of $1,925,000 (.40 per share, on a diluted basis), an increase of 140% compared to a $802,000 profit (.18 per share, on a diluted basis) in the previous year. Backlog at March 28, 1997 was $15,584,000, a 28% increase over the backlog reported at previous fiscal year end.

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

Cost of sales and contracts in 1997 of $18,423,000 was higher than the previous year primarily due to increased equipment sales. Cost of sales and contracts represented 65% of revenues during 1997, compared to 66% in 1996. This decline in the cost of sales ratio was due to a larger revenue base over which to spread fixed costs in 1997.

Selling, general and administrative expenses of $6,494,000 were $1,906,000 higher than the previous year and represented 23% of revenues, compared to 26% in 1996. The increased spending level was primarily due to expanded sales and marketing activities, costs associated with the Company's policy of aggressively defending its intellectual property rights, and the costs associated with recruiting for the

Company's expanded management and staff requirements. The improvement in the ratio of SG&A expenses to revenues is a result of the increased sales volume.

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

LIQUIDITY AND CAPITAL RESOURCES - Corporate liquidity and capital resources improved during fiscal year 1997. Net cash provided by operating activities was $158,000, compared to $1,966,000 net cash provided by operating activities in 1996. Additionally, during 1997, the Company received $412,000 from the exercise of stock options. Cash and cash equivalents at March 28, 1997 stood at $3,202,000, a decrease of $175,000 over the prior year end. Customer deposits decreased by $2,670,000 compared to 1996, resulting in an improvement in liquidity despite the Company's slightly lower cash and investments. Working capital at the end of 1997 increased 45% to $9,856,000. The Company's current ratio also increased to 3.3 as compared to 2.0 at the end of 1996.

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

The Company's improved sales volume, profitability and liquidity has permitted increased investments in professional staff, internal technology and Company-funded research and development in order to support future business expansion.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information listed in the Index to Consolidated Financial Statements and Schedule on page 28 are filed as part of this Annual Report on Form 10-K and are incorporated into this Item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

-  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AS OF JUNE 30, 1998.

                                   Positions and Offices of    Date Assumed
Name                     Age       Company Held                Each Position
----                     ---       ------------                -------------
DIRECTORS
Herman Feshbach          81        Director                    September 1975
                                   Chairman                    July 1993

Al Gladen                60        Director                    September 1995

Hamilton W. Helmer       51        Director                    February 1993

Donald J. McCarren       58        Director                    February 1993

William E. Odom          65        Director                    September 1996

Carl W. Vogt             62        Director                    June, 1997

Ralph S. Sheridan        48        Director                    January  1994
                                   President & CEO             September 1993


EXECUTIVE OFFICERS (Who are not also Directors)


Jeffrey A. Bernfeld      41        Vice President, General     February 1996
                                   Counsel & Clerk

Joseph Callerame         48        Vice President, Technology  June 1998
                                   Chief Technology Officer

Peter W. Harris          44        Vice President, Sales       March 1994

Alan H. Rutan            57        Vice President, Engineering July 1996

Lee C. Steele            49        Vice President, Finance     September 1994
                                   Treasurer & CFO

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

Dr. Hamilton W. Helmer has, for the last 15 years, been Managing Partner of Helmer & Associates, a strategic consulting firm located in Los Altos, California. Prior to that, Dr. Helmer worked for Bain & Co. Dr. Helmer holds a Ph.D. in Economics from Yale University.

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

Mr. Carl W. Vogt was elected to the Board in June, 1997. He is a partner in the Washington, D.C. office of the national law firm of Fulbright & Jaworski. Mr. Vogt has been with that firm since 1966, with various periods away from the firm to perform government service. In 1992, he was appointed by President Bush as the Chairman of the National Transportation Safety Board, where he served until 1994. Mr. Vogt earned his bachelor's degree from Williams College and his law degree from the University of Texas Law School.

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

Dr. Joseph Callerame joined American Science & Engineering in June 1998 as Vice President, Technology, and Chief Technology Officer. Prior to joining AS&E, Dr. Callerame spent over twenty years at Raytheon Company, most recently as Manager, Engineering and Technology Development and Consulting Scientist, at Raytheon Electronic Systems. Prior to that appointment, Dr. Callerame was Deputy General Manager of Raytheon's Corporate Research Division. Dr. Callerame received his B.A. in Physics from Columbia College, and his M.A. and Ph.D., also in Physics, from Harvard University. After receiving his Ph.D. and prior to his employment at Raytheon, Dr. Callerame served as a Post-Doctoral Fellow in Nuclear Physics at M.I.T.

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


ITEM 11.   EXECUTIVE COMPENSATION

- THE FOLLOWING CHART PROVIDES INFORMATION CONCERNING COMPENSATION PAID BY THE COMPANY DURING THE YEAR ENDED MARCH 31, 1998 TO THE CHIEF EXECUTIVE OFFICER AND EACH OF THE FOUR MOST HIGHLY COMPENSATED EXECUTIVE OFFICERS OF THE COMPANY WHOSE AGGREGATE COMPENSATION EXCEEDED $100,000.

                              SUMMARY COMPENSATION

                                                            Annual                    Long-Term
                                                         Compensation                  Compen-
                                                 -------------------------------       sation                    All
Name and Principal              Fiscal                                                  Option               OtherCompen-
Position                        Year             Salary ($)            Bonus ($)       Awards (#)           sation ($) (1)
----------------------------    ------           -----------           ---------       ----------           --------------
Ralph S. Sheridan               1998                 240,000             230,000                0                 7,729
President and CEO               1997                 222,213             270,385(3)       225,000                 4,479
                                1996                 200,000             202,168(3)             0                 2,486

Jeffrey A. Bernfeld             1998                 130,000              30,000           20,000                   408
Vice President, General         1997                 120,408              19,000           16,000                   408
Counsel                         1996(2)                7,846                N.A.           24,000                   408

Peter W. Harris                 1998                 120,192              45,000                0                   403
Vice President,                 1997                 111,941              45,000           30,000                   403
Sales / Marketing               1996                 110,000              40,000                0                   403

Alan H. Rutan                   1998                 115,112              12,000           16,000                 1,748
Vice President                  1997(2)               87,132                  --           24,000                 1,748
Engineering

Lee C. Steele                   1998                 125,077              29,750           30,000                   752
Vice President and              1997                 120,560              27,000                0                   752
CFO                             1996                 110,752              27,000                0                 1,344

(1) All Other Compensation includes imputed income from taxable life insurance premiums paid by the Company, and, for Mr. Sheridan, a leased automobile.

(2) The indicated years were years of partial employment with the Company for the named executive.

(3) Mr. Sheridan's bonus is paid in respect of "contract years" ending September 30th in each year and is paid in cash, except in fiscal years 1996 and 1997 when the bonus also included Company stock and payments made to him to alleviate the tax impact of the stock bonus.

Mr. Sheridan has an employment contract with the Company that provides for his employment as President and Chief Executive Officer, and as a Director, through September 1999, at an annual salary of $240,000, subject to annual review, plus performance bonuses tied to specific accomplishments. This contract replaces Mr. Sheridan's original contract with the Company, which expired in September 1996.

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

Dr. Callerame and Messrs. Rutan and Steele have agreements with the Company granting each of them severance payments equal to one year's salary if he is terminated in connection with a change of control of the Company as defined in the agreement. The agreement also provides that if each of them is terminated for any reason other than "Cause" as defined in the agreement, he will be entitled to receive an amount equal to at least six months salary.


- THE FOLLOWING TABLES PROVIDE INFORMATION CONCERNING THE GRANT OF OPTIONS IN FISCAL YEAR 1998 TO EXECUTIVE OFFICERS NAMED IN THE SUMMARY COMPENSATION TABLE AND OPTIONS EXERCISED BY THOSE OFFICERS.


                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                                    Individual Grants                        Potential Realizable Value
                             --------------------------------------------------------------  at Assumed Annual Rates
                                                                                             of Stock Price
                                                                                             Appreciation for Option
                                                                                             Term ($)
                                                                                             ----------------------------------
                                                    % of Total
                                                       Options
                                                    Granted to
                                     Options               All     Exercise     Expiration
                                     Granted         Employees     Price ($)           Date          5%/year           10%/year
                                     -------        ----------     ---------   -------------         --------          --------
Ralph S. Sheridan                          0               N/A           N/A            N/A               N/A               N/A
Jeffrey A. Bernfeld                   20,000              6.98        11.125       11/20/07           221,374           484,295
Peter W. Harris                            0               N/A           N/A            N/A               N/A               N/A
Alan H. Rutan                         16,000              5.58        11.125       11/20/07           177,099           387,436
Lee C. Steele                         30,000             10.47        11.125       11/20/07           332,061           726,442

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                                                                            Number of                Value of Unexercised In-
                                                                      Unexercised Options              The-Money Options at
                                      Shares                         at Fiscal Year End -               Fiscal Year End -
                                    Acquired                           March 31, 1998 (#)               March 31, 1998  ($)
                                          on         Value         -----------------------          -----------------------------
                                    Exercise      Realized         Exerc-        Unexerc-           Exerc-           Unexerc-
                                         (#)           ($)         isable         isable            isable            isable
---------------------------------------------------------------------------------------------------------------------------------
Ralph S. Sheridan                          0             0         195,000         150,000          2,176,875                0
Jeffrey A. Bernfeld                        0             0          30,000          30,000            107,250           85,750
Peter W. Harris                            0             0          40,000          20,000            318,250           75,000
Alan H. Rutan                              0             0          12,000          28,000             43,500           83,500
Lee C. Steele                              0             0          50,000          30,000            409,375           75,000


-  COMPENSATION OF DIRECTORS

Directors who are also employees of the Company do not receive additional compensation as Directors. Non-Employee Directors (other than the Chairman) receive annual compensation of 2,000 shares of Company Common Stock issuable on January 10th in each year, and options to purchase 7,000 shares of Common Stock at the closing price on the date of the Annual Meeting in each year. The Chairman receives 2,500 shares of Common Stock on January 10th in each year and continues to receive deferred compensation under a now discontinued plan described below. No meeting fees or other fees are payable to any Director. See
Item 13 - Certain Relationships and Related Transactions for additional information concerning certain Directors.

Dr. Feshbach, the Company's Chairman, is covered by a nonfunded deferred compensation plan (adopted in 1976 and amended in 1977, 1980, 1986, 1990 and 1992) that provides for periodic payments beginning at age 65, based on length of service. During the year, Dr. Feshbach received $4,752 under the Plan. The Company accrues the current cost of the plan, which amounted to $10,000 in fiscal 1998.

- COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND SECTION 16 REPORTING

During the fiscal year ended March 31, 1998, the Company's Compensation Committee consisted of Dr. Herman Feshbach, Dr. Hamilton W. Helmer and Dr. Donald J. McCarren. No reportable relationship existed with respect to any member of the Compensation Committee.

Section 16(a) of the Securities Exchange Act of 1934 requires certain persons, including the Company's Directors and Executive Officers, to file initial reports of beneficial ownership of the Company's securities and reports of changes in beneficial ownership with the Securities and Exchange Commission. For fiscal year 1998, the Company believes that all required reports were filed on time.

-  BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

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

For the contract year ended in September 1997, the Committee awarded Mr. Sheridan a cash bonus of $230,000, representing 100% of the potential award under his contract. This award represents the Committee's determination that Mr. Sheridan had done an excellent job over the preceding twelve months and had met all of the goals and objectives jointly established by the Committee and Mr. Sheridan.

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

-  STOCK PERFORMANCE CHART

The following chart graphs the performance of the cumulative total return to shareholders (stock price appreciation plus dividends) during the previous five years in comparison to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Standard & Poor's 500 High-Tech Composite Stock Price Index.


                          [TOTAL SHAREHOLDER RETURNS]


                                INDEXED RETURNS
                                  Years Ending

                                 BASE
                                PERIOD
COMPANY/INDEX                   MAR 93       MAR 94       MAR 95     MAR 96     MAR 97    MAR 98
------------------------------------------------------------------------------------------------
AMERICAN SCIENCE ENGINEERING      100         46.97        75.76     119.70     146.97    165.15
S&P 500 INDEX                     100        101.48       117.25     154.77     185.40    274.39
TECHNOLOGY-500                    100        117.62       148.84     200.95     271.66    410.57

Note: Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year (and reinvestment of dividends) in the Company's Common Stock, Standard & Poor's 500 Composite Stock Price Index and the Standard & Poor's 500 High-Tech Composite Stock Price Index.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

- THE FOLLOWING CHART SHOWS THE COMPANY COMMON STOCK BENEFICIALLY OWNED BY OFFICERS AND DIRECTORS OF THE COMPANY ON JUNE 30, 1998. BASED ON INFORMATION AVAILABLE TO IT, THE COMPANY BELIEVES THAT NO OTHER PERSON OR ENTITY OWNED 5 PERCENT OR MORE OF THE COMPANY'S COMMON STOCK ON THAT DATE.

Name of                           Amount and Nature of       Percent
Beneficial Owner                 Beneficial Ownership(1)     of Class
----------------                 -----------------------     --------
Jeffrey A. Bernfeld                       32,591               (2)
Joseph Callerame                          15,000               (2)
Herman Feshbach                           16,540               (2)
Al Gladen                                 53,055               1.12
Peter W. Harris                           43,177               (2)
Hamilton W. Helmer                        46,781               (2)
Donald J. McCarren                        54,581               1.14
William E. Odom                           12,000               (2)
Alan H. Rutan                             35,140               (2)
Ralph S. Sheridan                        401,743               8.13
Lee C. Steele                             59,096
Carl W. Vogt                              14,166
Directors and Officers
    as a Group (12 persons)              783,870               15.1

(1) Includes shares that may be acquired under stock options and warrants exercisable within sixty days after the date of this table, as follows:
      Mr. Bernfeld - 30,000; Dr. Callerame - 12,500; Dr. Feshbach - 2,500; Mr. Gladen - 14,000; Mr. Harris - 40,000; Dr. Helmer - 39,000; Dr. McCarren - 40,000; Mr. Odom - 7,000; Mr. Rutan -18,000; Mr. Sheridan - 195,000; Mr.
      Steele - 50,000; Mr. Vogt - 0; and all Directors and Officers as a group - 448,000. All ownership reported herein includes sole voting and investment power.

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

Mr. Gladen provides engineering and management services to the Company on a regular basis. In fiscal year 1998, the compensation paid to Dabster, Inc., a corporation of which Mr. Gladen is the President, for such services was $256,750.

All other information required for by this Item appears in Items 10 and 11 of this Annual Report on Form 10-K, and is incorporated herein by reference.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The financial statements and schedules listed in the Index to Consolidated Financial Statements and Schedule on page 28 are filed as part of this report, and such Index is incorporated in this Item by reference.

      The exhibits listed in the Exhibit Index on page 47-48 are filed as part of this report, and such Index is incorporated in this Item by reference.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the fourth quarter of the fiscal year covered by this report.

             AMERICAN SCIENCE AND ENGINEERING, INC., AND SUBSIDIARY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

(Submitted in answer to Item 8 and Item 14 of Form 10-K, Securities and Exchange Commission)

CONSOLIDATED FINANCIAL STATEMENTS                                                  PAGE
Report of Independent Public Accountants                                            26
Consolidated Balance Sheets - March 31, 1998 and March 28, 1997                     27-28
Consolidated Statements of Operations                                               29
      For the Years Ended March 31, 1998 March 28, 1997, and March 29, 1996
Consolidated Statements of Stockholders' Investment                                 30
      For the Years Ended March 31, 1998 March 28, 1997,
      and March 29, 1996
Consolidated Statements of Cash Flows                                               31
      For the Years Ended March 31, 1998 March 28, 1997,
      and March 29, 1996
Notes to Consolidated Financial Statements - March 31, 1998                         32-43

CONSOLIDATED SUPPLEMENTARY FINANCIAL INFORMATION

Unaudited quarterly consolidated financial data for
      the years ended March 31, 1998, and March 28, 1997                            44


(Separate Financial Statements of the Company have been omitted since the net assets of its wholly owned subsidiary are not so restricted with respect to payment of loans, advances and cash dividends to the Company as to require such disclosure.)

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts and Reserves                         45


Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To American Science and Engineering, Inc.:

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. (a Massachusetts corporation) and subsidiary as of March 31, 1998 and March 28, 1997 and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Science and Engineering, Inc. and subsidiary as of March 31, 1998 and March 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

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


/s/ ARTHUR ANDERSEN LLP


Boston, Massachusetts
May 14, 1998

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND MARCH 28, 1997
                              Dollars in thousands

ASSETS                                                     1998          1997
                                                         -------       -------
CURRENT ASSETS:
Cash and cash equivalents (Note 2)                       $ 2,290       $ 3,202
Accounts receivable, net of allowances of
  $116 in 1998 and $148 in 1997 (Note 1)                   6,955         4,885
Unbilled costs and fees, net of allowances of
  $549 in 1998 and $462 in 1997 (Note 1)                   3,190           981
Inventories (Note 1)                                       8,737         4,736
Deferred income taxes (Notes 1 and 5)                      2,351            --
Prepaid expenses and other current assets                    389           291
                                                         -------       -------
TOTAL CURRENT ASSETS                                      23,912        14,095
                                                         -------       -------
Non-current deferred income taxes (Note 1 and 5)             205            --
Deposits                                                      24           115
Property, equipment and leasehold
  improvements, net of accumulated depreciation
  of $9,394 in 1998 and $8,860 in 1997
  (Notes 1 and 3)                                          1,852         1,304
                                                         -------       -------
                                                         $25,993       $15,514
                                                         =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        MARCH 31, 1998 AND MARCH 28, 1997
                              Dollars in thousands

Liabilities & Stockholders' Investment                         1998            1997
                                                             --------        --------
Current liabilities:
Current maturities of obligations
  under capital leases (Note 3)                              $     20        $     18
Accounts payable                                                4,360           2,253
Accrued salaries and benefits                                     831             573
Accrued warranty costs (Note 1)                                   497             292
Accrued income taxes (Notes 1 and 5)                              615              90
Deferred revenue (Note 1)                                       1,240             526
Customer deposit (Note 1)                                       1,151              --
Other current liabilities                                         507             487
                                                             --------        --------
TOTAL CURRENT LIABILITIES                                       9,221           4,239
                                                             --------        --------

NON-CURRENT LIABILITIES:
Obligations under capital leases, net
   of current maturities (Note 3)                                  22              42
Deferred revenue (Note 1)                                         232             660
Deferred compensation (Note 11)                                   154             174
Deferred rent (Note 1)                                            280             249
                                                             --------        --------
TOTAL NON-CURRENT LIABILITIES                                     688           1,125
                                                             --------        --------


COMMITMENTS AND CONTINGENCIES (Notes 3, 4, and 11)

STOCKHOLDERS' INVESTMENT: (Notes 6 and 7)
Preferred stock, no par value
  Authorized - 100,000 shares
  Issued - None
Common stock, $.66-2/3 par value
  Authorized - 20,000,000 shares Issued
  4,743,569 shares in 1998
  and 4,585,209 shares in 1997                                  3,162           3,058
Capital in excess of par value                                 16,278          15,273
Accumulated deficit                                            (2,704)         (7,365)
                                                             --------        --------
                                                               16,736          10,966
Note receivable-Officer (Note 8)                                 (640)           (640)
Less: treasury stock - 6,678 and
  62,841 shares in 1998 and
  in 1997, at cost, respectively                                  (12)           (176)
                                                             --------        --------
TOTAL STOCKHOLDERS' INVESTMENT                                 16,084          10,150
                                                             --------        --------
                                                             $ 25,993        $ 15,514
                                                             ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED MARCH 31, 1998, MARCH 28, 1997, AND MARCH 29, 1996
                 Dollars in thousands, except per share amounts

                                                          1998            1997              1996
                                                          ----            ----              ----
NET SALES AND CONTRACT REVENUES
  (Notes 1 and 10)                                 $    32,699     $    28,479      $     17,815
Cost of sales and contracts (Note 1)                    19,816          18,423            11,823
                                                   -----------     -----------      ------------
GROSS PROFIT                                            12,883          10,056             5,992

EXPENSES:
Selling, general and administrative                      7,425           6,494             4,588
Research and development (Note 1)                        2,856           1,602               533
                                                   -----------     -----------      ------------
TOTAL EXPENSES                                          10,281           8,096             5,121
                                                   -----------     -----------      ------------

OPERATING INCOME                                         2,602           1,960               871
                                                   -----------     -----------      ------------

OTHER INCOME/(EXPENSE):
Interest, net                                              118             111                52
Other, net                                                 (22)            (68)              (91)
                                                   -----------     -----------      ------------
TOTAL OTHER INCOME (EXPENSE)                                96              43               (39)
                                                   -----------     -----------      ------------

INCOME BEFORE PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                          2,698           2,003               832
PROVISION FOR (BENEFIT FROM) INCOME TAXES
   (NOTE 5)                                            (1,963)              78                30
                                                   -----------     -----------      ------------

NET INCOME                                         $   4,661       $     1,925      $        802
                                                   ===========     ===========      ============

INCOME PER SHARE               - BASIC               $    1.00      $      .43        $      .18
                                                   ===========     ===========      ============
                               - DILUTED            $      .95      $      .40        $      .18
                                                   ===========     ===========      ============

WEIGHTED AVERAGE SHARES        - BASIC                   4,646           4,491             4,387
                                                   ===========     ===========      ============
                               - DILUTED                 4,917           4,826             4,541
                                                   ===========     ===========      ============

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
     FOR THE YEARS ENDED MARCH 31, 1998, MARCH 28, 1997, AND MARCH 29, 1996
                   Amounts in thousands, except share amounts

                                                    CAPITAL IN       ACCU-         NOTE
                               COMMON STOCK          EXCESS OF       MULATED     RECEIVABLE       TREASURY STOCK
                          SHARES         AMOUNT      PAR VALUE       DEFICIT       OFFICER       SHARES        AMOUNT         TOTAL
                         ---------       ------       -------       --------        -----        -------        -----        -------
BALANCE,
MARCH 31, 1995           4,257,120       $2,838       $13,612       $(10,092)       $(640)        67,377        $(126)       $ 5,592

Net income                      --           --            --            802           --             --           --            802
Exercise of stock
  options (Note 6)          18,868           13            40             --           --             --           --             53
Issuance of stock
  (Note 7)                 224,639          150           904             --           --             --           --          1,054
                         ---------       ------       -------       --------        -----        -------        -----        -------

BALANCE,
MARCH 29, 1996           4,500,627        3,001        14,556         (9,290)        (640)        67,377         (126)         7,501

Net income                      --           --            --          1,925           --             --           --          1,925
Exercise of stock
  options (Note 6)          68,723           46           396             --           --          5,464          (69)           373
Issuance of stock           15,859           11           321             --           --        (10,000)          19            351
                         ---------       ------       -------       --------        -----        -------        -----        -------

BALANCE,
MARCH 28, 1997           4,585,209        3,058        15,273         (7,365)        (640)        62,841         (176)        10,150

Net income                      --           --            --          4,661           --             --           --          4,661
Exercise of stock
  options (Note 6)         152,735          101           783             --           --             --           --            884
Issuance of stock            5,625            3           222             --           --        (56,163)         164            389
                         ---------       ------       -------       --------        -----        -------        -----        -------

BALANCE,
MARCH 31, 1998           4,743,569       $3,162       $16,278       $ (2,704)       $(640)         6,678        $ (12)       $16,084
                         =========       ======       =======       ========        =====        =======        =====        =======


The accompanying notes are an integral part of these consolidated financial statements.

               AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED MARCH 31, 1998, MARCH 28, 1997, AND MARCH 29, 1996
                              Dollars in thousands

                                                                  1998           1997           1996
                                                                -------        -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 4,661        $ 1,925        $   802
Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                  534            352            205
     Provisions for contract, inventory, accounts
             receivable and warranty reserves                       896            795            510
     Deferred income tax benefit                                 (2,556)            --             --
     Change in assets and liabilities:
             Accounts receivable                                 (2,070)        (1,322)        (1,244)
             Unbilled costs and fees                             (2,409)            (7)           725
             Inventories                                         (4,151)          (422)          (442)
             Prepaid expenses, other assets,
                and deposits                                         (7)           273           (257)
             Accounts payable                                     2,107            232           (148)
             Accrued income taxes                                   525             90             --
             Customer deposits                                    1,151         (2,670)         2,622
             Deferred revenue                                       714            151            181
             Accrued expenses and other
                 current liabilities                                326            111         (1,209)
             Noncurrent liabilities                                (417)           650            221
                                                                -------        -------        -------

     Total adjustments                                           (5,357)        (1,767)         1,164
                                                                -------        -------        -------

     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES          (696)           158          1,966
                                                                -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                     (1,082)          (730)          (250)
                                                                -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                        884            412             53
     Principal payments of capital lease obligations                (18)           (15)          (158)
     Proceeds from borrowings (Note 11)                              --             --            650
     Repayment of officer note (Note 11)                             --             --           (650)
     Proceeds from issuance of stock                                 --             --            897
                                                                -------        -------        -------
     Cash provided by financing activities                          866            397            792
                                                                -------        -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (912)          (175)         2,508
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    3,202          3,377            869
                                                                -------        -------        -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $ 2,290        $ 3,202        $ 3,377
                                                                =======        =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                              $     6        $    10        $    79
     Income taxes paid                                               40             30             --

NON-CASH TRANSACTIONS:
     Issuance of stock in lieu of fees                          $   225        $   332        $   157
     Issuance of treasury stock in lieu of fees                     164             --             --
     Stock option exercises                                          --             30             --
     Common stock received to treasury for stock option
         exercises                                                   --            (69)            --
     Stock bonus issued to Officer from treasury                     --             19             --

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. Effective the quarter ended September 30, 1997, the Company has elected to change financial reporting from a fiscal month end to a calendar month end. The year end reporting period ended on March 31, 1998. This change in year end has no material effect on the results of operations for the year ended March 31, 1998. The Company's fiscal years ended on March 31, 1998, March 28, 1997, and March 29, 1996.

INVENTORIES Inventories are stated at the lower of cost, computed on a first-in, first-out basis, or market and generally include material, labor and factory overhead.

The components of inventories at March 31, 1998 and March 28, 1997 were as follows (dollars in thousands):

                                    1998         1997
                                  ------       ------
Raw materials and completed
   subassemblies                  $4,958       $3,106
Work-in-process                    3,654        1,334
Finished goods                       125          296
                                  ------       ------
                                  $8,737       $4,736
                                  ======       ======

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS The Company provides for depreciation and amortization of its fixed assets, principally equipment, using straight-line and accelerated methods over estimated useful lives of 3-10 years. Expenditures for normal maintenance and repairs are charged to expense as incurred. Significant additions, renewals or betterments that extend the useful lives of the assets are capitalized. The cost and accumulated depreciation applicable to equipment and leasehold improvements sold or otherwise disposed of are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations.

WARRANTY COSTS The Company provides currently for estimated future warranty and installation costs on units sold covering the estimated replacement and installation costs related to parts and labor.

METHODS OF RECORDING PROFITS ON CONTRACTS Revenues and profits are generally recorded on cost reimbursement and long-term fixed-price contracts as costs are incurred using the percentage-of-completion method. Percentages-of-completion are determined by relating the actual cost of work performed to date for each contract to its estimated final cost.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998

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

The types of milestones contained in contracts vary based on negotiations with each customer, but may include acceptance of equipment prior to shipment, shipment of equipment, arrival of equipment in the country, installation of equipment and final customer acceptance. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Additional revenues earned in excess of a customer's deposit are included in accounts receivable or unbilled costs and fees until paid or billed, respectively.

Under the terms of most of its cost-reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $856,000 in 1998 and $339,000 in 1997) result from both commercial contract retentions and government contract withholdings generally for 15% of fees, as well as differences between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees.

Included in accounts receivable and unbilled costs and fees at March 31, 1998 and March 28, 1997 are $8,098,000 and $3,694,000, respectively, attributable to both prime and subcontracts with the U.S. Government.

WARRANTY COSTS AND DEFERRED REVENUE In general, the Company provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this one year warranty is accrued for at time of sale and is captioned as a balance sheet liability, Accrued Warranty. The Company also offers to its customers extended warranty and service contracts beyond the initial year of warranty. The coverage period of these contracts will typically range from one to five years, with payment in advance recorded as Deferred Revenue. Substantially all of the deferred revenue included in the accompanying 1998 balance sheet will be recognized within 2 years.

CUSTOMER DEPOSITS For most international orders, the Company attempts to include, as part of its terms and conditions, an advance deposit with order acceptance. For long-term international contracts, the Company will generally include milestone payments tied to a specific event and/or passage of time. These deposit amounts are recorded as a liability under "Customer Deposit" until reduced by revenue recognized against the specific contract. As of March 31, 1998 and March 28, 1997, total customer deposits amounted to $1,151,000 and $0, respectively.

DEFERRED RENT The Company entered into a lease for its office and manufacturing facilities. This lease has escalation clauses. Generally accepted accounting principles require normalization of the rental expense over the life of the lease, resulting in deferred rent being reflected in the accompanying 1998 consolidated balance sheet.

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

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998

INCOME PER COMMON AND COMMON EQUIVALENT SHARES In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. The Company adopted SFAS 128 in fiscal 1998 and as required, restated per share amounts for all prior periods presented to conform to the new requirements. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company's common stock for the period.

INCOME TAXES The Company accounts for incomes taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance against any net deferred tax assets if it is more likely than not that they will not be realized.

NEW ACCOUNTING PRONOUNCEMENTS In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which establishes standards for disclosing information about an entity's capital structure. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for reporting and disclosure of information about operating segments as well as disclosures about products and services, geographic areas and major customers. These statements are effective for fiscal years beginning after December 15, 1997 and require certain additional disclosures.

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. Early adoption is encouraged. SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. The impact of adopting SOP 98-5 will be accounted for as the cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes". The Company does not anticipate any impact from adopting SOP 98-5 as the Company currently expenses start-up and organization costs as incurred.

PRESENTATION Certain amounts in 1997 and 1996 have been reclassified to conform to the 1998 financial statement presentation.

2.  CASH AND CASH EQUIVALENTS

The Company considers all investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value at year end 1998 and 1997. The Company has repurchase agreements with a regional bank. The repurchase agreements are collateralized by investments principally consisting of U.S. Government Agency securities in the amount of at least 100% of such obligation.

            AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                MARCH 31, 1998

3.  OPERATING AND CAPITAL LEASE AGREEMENTS

In January 1995, the Company entered into a lease agreement for its new office and manufacturing facilities in Billerica, Massachusetts. This lease has a term of 10 years which started March 1, 1995, with an option to extend for 10 additional years. During fiscal year 1998 the Company leased additional space in the current building and amended the lease. Escalation clauses provide for rent increases after the first and fifth year of the rental term. In January 1998, the Company leased additional manufacturing and office space at a nearby location. This lease has a term of five years. The Company incurred $541,000, $501,000, and $513,000 of rent expense in 1998, 1997, and 1996 respectively. The security deposits on these leases amount to $106,000.

Future minimum rental payments under the Company's operating leases, excluding real estate taxes, insurance and operating costs paid by the Company required over the initial terms of the leases are as follows (in thousands):

                          Year Ending March 31,
                          ---------------------
                         1999             $  590
                         2000                597
                         2001                681
                         2002                681
                         2003                662
                         Thereafter        1,159
                                          ------
                                          $4,370
                                          ======


During fiscal 1995 the Company entered into a lease agreement for the purchase of certain office equipment. This lease is classified as a capital lease under generally accepted accounting principles and is payable in monthly installments over a period of 60 months with interest of 11.5%. Future minimum lease payments are as follows (in thousands):

                         Year Ending March 31,
                         ---------------------
          1999                                          $     24
          Thereafter                                          23
                                                        --------
          Total minimum lease payments                        47
          Less:  Amounts representing interest                (5)
                                                        --------
          Present value of net minimum
             lease payments                             $     42
                                                        ========

            AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                MARCH 31, 1998

4.  LINE OF CREDIT

In August 1997, the Company renewed its domestic line with a regional bank, increasing it from $2.5 million to $8.0 million. The renewed line of credit, which is secured by accounts receivable from ongoing customers as well as inventory, has two components. The first component is up to $4.0 million of base borrowing capacity for either short term working capital borrowing or issuance of standby letters of credit; the second component is an additional $4.0 million in excess standby letters of credit capacity to support foreign equipment sales. Monthly interest payments on this line of credit are at the prime interest rate. There is a quarter percent (.25%) commitment fee on the unused portion of the line. As of March 31, 1998 and March 28, 1997, there were no borrowings against the line of credit, however, there were $1.2 million of outstanding letters of credit in effect against this credit facility at March 31, 1998. During April 1998, the Company renegotiated the line of credit, dated August 1997, from $8 million to $12 million. The $12 million line of credit expires on August 31, 1998, at which time a formal credit renewal agreement is expected to be in place. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank.

5.  INCOME TAXES

The provision (benefit) for income taxes for the years ended March 31, 1998, March 28, 1997, and March 29, 1996 consisted of the following (in thousands):

                                      1998         1997         1996
                                    -------        -----        -----
Current:
  Federal                           $    51        $  40        $  17
  State                                 353           38           13
                                    -------        -----        -----
                                        404           78           30
Deferred:
  Federal                             1,244          590          245
  State                                 (49)         112           49
                                    -------        -----        -----
                                      1,195          702          294
                                    -------        -----        -----
Change in valuation allowance        (3,562)        (702)        (294)
                                    -------        -----        -----
Total                               $(1,963)       $  78        $  30
                                    =======        =====        =====

The difference between the total expected provision (benefit) for income taxes computed by applying the statutory federal income tax rate to income before provision (benefit) for income taxes and the recorded provision (benefit) for income taxes for the three years in the period ended March 31, 1998 follows (in thousands):

                                                            1998         1997         1996
                                                         -------        -----        -----
      Provision for income taxes at statutory rate       $   917        $ 681        $ 283
      State tax provision net of federal benefit             233           99           41
      Permanent non-deductible expenses                       17           17           17
      Expiration of tax credits                              190           --           --
      Change in valuation allowance                       (3,562)        (702)        (294)
      Alternative minimum tax                                 --           40           17
      Other                                                  242          (57)         (34)
                                                         -------        -----        -----
                                                         $(1,963)       $  78        $  30
                                                         =======        =====        =====

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998

The significant components of the net deferred tax asset at March 31, 1998 and March 28, 1997 follow (in thousands):

                                                     1998                                1997
                                         ----------------------------        ----------------------------
                                             Current      Non-current            Current      Non-current
                                         ----------------------------        ----------------------------
ASSETS:
Net operating loss carryforwards         $     1,117      $         --       $         --       $   2,375
Accounts receivable
   and unbilled costs and fees                   259               --                238               --
Inventory                                        175               --                239               --
Deferred revenue                                 259               --                 --               --
Accrued vacation                                 136               --                 --               --
Accrued warranty costs                           194               --                114               --
Tax credits and other                            211              205                333              263
                                         -----------      -----------        -----------      -----------
                                               2,351              205                924            2,638

LESS:
Valuation allowance                               --               --               (924)          (2,638)
                                         -----------      -----------        -----------      -----------

Net deferred income tax assets             $   2,351      $       205        $         --     $        --
                                         ===========      ===========        ===========      ===========

The change in the valuation allowance for the years ended March 31, 1998 and March 28, 1997 follows (in thousands):

                                                        1998           1997
                                                        ----           ----
Valuation allowance, beginning of year               $  3,562      $    3,878
Decrease due to change in estimate of future
  taxable earnings                                     (3,562)           (316)
                                                     --------      ----------
Valuation allowance, end of year                     $     --      $    3,562
                                                     ========      ==========

A valuation allowance is provided when it is more likely than not that some portion of the net deferred tax asset will not be realized. All available evidence, both positive and negative, is considered by management in forming a conclusion regarding the need for a valuation allowance. Prior to 1998, the Company maintained a full valuation allowance for net operating loss carryforwards and other deferred tax amounts as a result of numerous negative factors including the Company's history of recurring losses, the Company's reliance on U.S. government agencies for sales, uncertainties related to the cost of new business initiatives and ongoing litigation. In the fourth quarter of 1998, management concluded that positive factors - consistent profitability, revenue growth, improved competitive position and stable business operations - outweighed negative factors. Based on these positive factors and the Company's expected taxable income, the valuation allowance was reduced to zero with a corresponding benefit recorded in the provision for income taxes for 1998.

At March 31, 1998, the Company had approximately $3,286,000 of federal net operating loss carryforwards. The carryforwards expire through the year 2010. The Company also has unused investment tax and other credits of approximately $107,000 expiring through 2001.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998


6.  COMMON STOCK

STOCK OPTION PLANS The Company has various stock option plans for directors, officers, and employees. During the year ended March 31, 1998, the Company instituted two new common stock option plans, the 1998 and 1997 Non-Qualified Stock Option Plans. These plans allow for grants of options in amounts determined by a committee of the Board of Directors. The Company has the following stock option plans outstanding as of March 31, 1998: 1966, 1968, 1970, 1981, 1984, 1985, and 1987 Stock Option Plans; 1993, 1994-1995 and 1996 Stock
Option Plan for Non-employee Directors; two CEO Employment Agreement Plans; 1995 Combination Plan; 1997 and 1998 Non-Qualified Option Plan; and 1994-95 Stock Option Plan for New Employees. As of March 31, 1998, 1,318,154 shares have been reserved and are available for future grant. Vesting periods on these plans range from immediate vesting to four years. Options under these plans are granted at fair market value and generally become exercisable within one to two years of the grant date and terminate ten years from the date of grant. In addition, the Company has a common stock installment purchase plan under which the Board of Directors may grant to key personnel the right to purchase shares of the Company's common stock at fair market value and to pay the purchase price in twelve equal monthly installments. As of March 31, 1998, no shares have been reserved or granted under this plan.

During the year ended March 28, 1997, the Company instituted two new common stock purchase plans. The Executive Equity Incentive Plan allows an executive officer of the Company to buy original issue Company common stock in any dollar amount up to the gross amount of the annual bonus granted to the Officer and to receive half the number of shares purchased in restricted stock. The Reload Option Plan allows any eligible employee designated by the Board of Directors to receive new stock options (at an exercise price equal to the fair market value of the common stock on the date of sale of the stock) for every share of Company common stock sold or used to exercise stock options.

PRO FORMA STOCK-BASED COMPENSATION EXPENSE In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based compensation plans. Had compensation cost for awards in 1998, 1997 and 1996 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:


In thousands except per share amounts            1998               1997               1996
                                               ---------         ----------         -----------
Net income:
      As reported                             $    4,661        $     1,925        $        802
      Pro forma                                    3,200                591                 486
Income per share - Basic:
      As reported                             $     1.00        $       .43        $        .18
      Pro forma                                      .69                .13                 .11
Income per share - Diluted:
      As reported                             $      .95        $       .40        $        .18
      Pro forma                                      .65                .12                 .11


             AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998

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

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.42% to 6.57%, 5.97% to 6.64%, 5.38% to 6.24% for 1998, 1997, and 1996, respectively, and expected life of 5 years, expected volatility of 38%, 30%, and 30% for 1998, 1997, and 1996, respectively, and an expected dividend yield of 0% for all three years.


STOCK OPTION ACTIVITY A summary of the Company's stock option activity is as follows:


                                            1998                            1997                           1996
                                   ------------------------       -------------------------        -----------------------
                                                   Weighted                        Weighted                       Weighted
                                                    Average                         Average                        Average
                                   Number of       Exercise       Number of        Exercise        Number of      Exercise
                                      Shares          Price          Shares           Price           Shares         Price
                                      ------          -----          ------           -----           ------         -----
Options outstanding,
   beginning of year               1,001,141        $ 10.16         557,404         $  5.72          506,194       $  5.07
Options granted                      286,608          11.47         537,610           12.56          204,000          6.79
Options exercised                  (152,735)           5.79        (68,723)            5.32         (18,868)          4.67
Options expired                     (18,984)          10.99        (25,150)            8.06        (133,922)          5.93
                                    --------                       --------                        ---------

Options outstanding,
   end of year                     1,116,030           9.59       1,001,141           10.16          557,404          5.72
                                   =========                      =========                          =======

Options exercisable                  652,830           7.90         529,241            6.21          412,404          5.16
                                     =======                        =======                          =======

Options available
    for grant                      1,318,154                        681,538                          577,404
                                   =========                        =======                          =======

Weighted average fair
  value per share of
  options granted
  during the year                                      4.33                            4.24                           2.57

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998


The following summarizes certain data for options outstanding at March 31, 1998:


                                                                                             Weighted
                                                                           Weighted           Average
                                                                            Average         Remaining
                                 Number of                Range of         Exercise       Contractual
                                    Shares         Exercise Prices            Price              Life
                                    ------         ---------------            -----              ----
Options outstanding,
end of year:                       156,182         $2.88 - $  5.38       $     4.04              5.70
                                   236,609          5.38 -    7.88             6.02              6.40
                                   404,831          7.88 -   12.88            10.45              8.90
                                   318,408         12.88 -   16.25            13.86              8.70
                                 ---------
                                 1,116,030                                     9.59              7.80
                                 ---------

Options Exercisable:               156,182         $2.88 -  $ 5.38       $     4.04
                                   235,609          5.38 -    7.88             6.02
                                   136,631          7.88 -   12.88             9.99
                                   124,408         12.88 -   16.25            13.98
                                 ---------

                                   652,830                               $     7.90
                                 =========


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

In addition, the Company's Chief Executive Officer purchased 160,000 shares of common stock at a price of $4.00 per share (the fair market value) financed under a note agreement for $640,000 from the Company. This note accrues interest at a rate of 6.26% and will be payable on or before September 15, 2003 or 90 days after termination, as defined. As of March 31, 1998 no interest has been received or paid against this note.

             AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998


9. RELATED PARTY TRANSACTIONS

The Company receives engineering and management consulting services from a member of the Company's Board of Directors on a regular basis. In fiscal year 1998, 1997 and 1996 the Company paid approximately $256,750, $218,550, and $160,800, for services rendered, respectively.


10.  BUSINESS SEGMENT INFORMATION

Certain financial information by business segment for the fiscal years 1998, 1997, and 1996 is presented below (dollars in thousands):


                                                                     Depreciation       Net Sales            Income/
                                       Total          Capital             and         and Contract            (Loss)
Business Segment                      Assets        Expenditures     Amortization       Revenues            Before Tax
----------------                      ------        ------------     ------------       --------            ----------
1998
   X-ray Products                      $ 19,894        $   445         $  165        $        32,699       $      7,201
   Corporate                              6,099            637            369                     --             (4,599)

   Interest income                           --             --             --                     --                124
   Interest expense                          --             --             --                     --                 (6)
   Other expense, net                        --             --             --                     --                (22)
                                    -----------      ---------        -------        ---------------       ------------
                                    $    25,993      $   1,082        $   534        $        32,699       $      2,698
                                    ===========      =========        =======        ===============       ============


1997
   X-ray Products                   $    11,915      $     298        $   108        $        28,479       $      6,411
   Corporate                              3,599            432            244                     --             (4,451)

   Interest income                           --             --             --                     --                121
   Interest expense                          --             --             --                     --                (10)
   Other expense, net                        --             --             --                     --                (68)
                                    -----------      ---------        -------        ---------------       ------------
                                    $    15,514      $     730        $   352        $        28,479       $      2,003
                                    ===========      =========        =======        ===============       ============

1996
   X-ray Products                   $    10,081      $     163        $    50        $        17,815       $      4,385
   Corporate                              4,214             87            155                     --             (3,514)

   Interest income                           --             --             --                     --                131
   Interest expense                          --             --             --                     --                (79)
   Other expense, net                        --             --             --                     --                (91)
                                    -----------      ---------        -------        ---------------       ------------
                                    $    14,295      $     250        $   205        $        17,815       $        832
                                    ===========      =========        =======        ===============       ============

Corporate assets consist primarily of cash and cash equivalents, prepaid expenses and fixed assets.

             AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998


Approximately less than 1% of total revenues in 1998, 1997 and 1996, respectively, were not related to X-ray products. Approximately 77% in 1998, 78% in 1997, and 69% in 1996 of consolidated revenues were derived from prime and subcontracts with, or sales to, various United States federal and state governmental agencies.

Sales to major customers (representing in excess of 10% of consolidated sales) consisted of X-ray Products segment sales of $11,670,000 to one customer in 1998, $11,531,000 and $3,463,000 to two customers, respectively, in 1997, and $2,854,000 to one customer in 1996.

All of the Company's export sales originate from the U.S. No assets or operations are maintained in any foreign country. The following table shows the breakdown of Net Sales and Contract Revenues to foreign and domestic customers and the major region(s) of export activity (dollars in thousands):


                                                            1998           1997          1996
                                                            ----           ----          ----
Domestic                                             $    26,799     $   23,703    $   14,526
Export                                                     5,900          4,776         3,289
Percent of Export Revenue by Major Region:
    Middle East and Africa                                  59.7%          22.2%         20.9%
    Pacific Rim                                             28.3           60.9          39.2
    Europe                                                   8.9            4.4          24.4
    All Other                                                3.1           12.5           5.5


11.  COMMITMENTS AND CONTINGENCIES

DEFERRED COMPENSATION The Company has an unfunded deferred compensation plan, originally adopted in 1976 and amended at various times, for certain current and former directors. This plan provides for periodic payments beginning at age 65, the amount of which depends on their length of service. The Company paid $21,000 in 1998, $10,000 in 1997, and $21,000 in 1996 under this deferred compensation plan.

LITIGATION In June 1997, the Company settled a suit and countersuit against the Company's former Chief Executive Officer (the former CEO). As a result of the settlement, the Company's ownership rights in certain technology were affirmed, the Company gained rights to certain continuing developments made by the former CEO's current company (Annistech), and the Company agreed to license that technology back to Annistech.

In May, 1996, Vivid Technologies, Inc., filed a civil action against the Company, seeking inter alia a declaratory judgment that Vivid had not infringed upon certain of the Company patents relating to its backscatter technology. The Company responded to Vivid's claim denying their allegations and counter-claiming that Vivid infringed upon one or more of the Company's patents. On May 12, 1997, Vivid filed a proposed Amended Complaint narrowing its claim and seeking inter alia a declaratory judgment that Vivid had not infringed on AS&E United States Patent number 5,253,283, entitled "Inspection Method and Apparatus with Single Color Pixel Imaging." The Company denies Vivid's assertions, and contends that Vivid's claims are without merit and that Vivid is not entitled to the relief sought. The Company served Vivid with discovery requests to which Vivid failed to respond. In September 1997, Vivid filed a motion seeking a stay of discovery and a motion for a summary judgement. The Company responded by seeking a denial or stay of Vivid's motion for summary judgement until discovery could be completed. The Court denied the

             AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998


Company's motion and declared that Vivid is not infringing on the patent. The Company is currently appealing the Court's award of summary judgement and its denial of discovery. The Company does not expect the outcome of this litigation to have a material impact to its financial position or results of operations.

12.  SUBSEQUENT EVENT

On April 15, 1998, the Company announced that its Board of Directors adopted a Shareholders' Rights Plan (the Plan) and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. The dividend is payable to all holders of record of shares of common stock as of the close of business on April 17, 1998. The rights become exercisable ten days after a person or group acquires 15% or more of the Company's common stock, and in certain other situations described in the Plan.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                 UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA
             FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 28, 1997

Dollars in thousands, except per share amounts


                                          1998 BY QUARTER                                 1997 BY QUARTER
                                          ---------------                                 ---------------

                               1st        2nd        3rd        4th             1st        2nd        3rd        4th
                               ---        ---        ---        ---             ---        ---        ---        ---
Net sales and
contract revenues          $ 7,532    $ 8,705    $ 7,900    $ 8,562        $  6,699    $ 6,685    $ 7,127    $ 7,968

Gross profit                 2,750      3,521      3,208      3,404           2,091      2,356      2,832      2,777

Operating
income                         616        677        756        553             398        463        515        584

Net income                 $   610    $   685    $   751    $ 2,615(A)     $    406    $   451    $   503    $   565

Net income per share
    - Basic (Note 1)       $   .13    $   .15    $   .16    $   .55        $    .09    $   .10    $   .11    $   .12
    - Diluted (Note 1)         .13        .14        .15        .52             .09        .09        .10        .12


(A) Includes an adjustment of approximately $2.1 million recorded in the fourth quarter of 1998 (Note 5) to recognize the tax benefit associated with federal net operating loss carryforwards, and certain other deferred tax assets.

                                                                     SCHEDULE II

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
     FOR THE YEARS ENDED MARCH 31, 1998, MARCH 28, 1997, AND MARCH 29, 1996


                        DESCRIPTION - ACCOUNTS RECEIVABLE

                              Dollars in thousands


                Balance at       Charged to      Deductions        Balance
                Beginning         Costs and         from            at End
                 of Year          Expenses        Reserves         of Year
                 -------          --------        --------         -------
1998            $   148           $     0         $     32        $   116

1997            $   179           $   178         $    209        $   148

1996            $    96           $   200         $    117        $   179


DESCRIPTION - ALLOWANCES FOR UNBILLED COST AND FEES

Dollars in thousands


                Balance at      Charged to       Deductions     Balance
                Beginning        Costs and          from         at End
                 of Year         Expenses         Reserves      of Year
                 -------         --------         --------      -------
1998            $   462           $   200         $   113       $  549

1997            $    97           $   384         $    19       $  462

1996            $    72           $    25         $    --       $   97

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN SCIENCE AND ENGINEERING, INC.

DATED:   July 1998

                                         By  /s/ Ralph S. Sheridan
                                             --------------------------------
                                                 Ralph S. Sheridan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                                  Title                                  Date
---------                                  -----                                  ----
                                           President
/s/ Ralph S. Sheridan                      and Director (Principal
-------------------------------------      Executive Officer)
Ralph S. Sheridan                                                               13 July 1998



                                           Chief Financial Officer,
                                           Treasurer and
/s/ Lee C.  Steele                         Vice President, Finance              13 July 1998
-------------------------------------      (Principal Financial Officer)
Lee C. Steele


                                                                                13 July 1998
/s/ Joseph Moffa                           Controller
-------------------------------------      (Principal Accounting Officer)
Joseph Moffa


/s/ Herman Feshbach                        Chairman of the Board
-------------------------------------      of Directors
Herman Feshbach                                                                 13 July 1998


/s/  Al Gladen                             Director                             13 July 1998
-------------------------------------
Al Gladen


                                           Director                             13 July 1998
-------------------------------------
Hamilton W. Helmer


/s/ Donald J.  McCarren                    Director                             13 July 1998
-------------------------------------
Donald J. McCarren

/s/ William E. Odom                        Director                             13 July 1998
-------------------------------------
William E. Odom


/s/ Carl W. Vogt                           Director                             13 July 1998
-------------------------------------
Carl W. Vogt

                                  EXHIBIT INDEX


Exhibit         Description of Exhibit (and Statement                                                     Page Number
Number          of Incorporation by Reference, If Applicable)                                             (If Filed)
------          ---------------------------------------------                                             ----------
(3)(a)          Restated Articles of Organization of the Company
                (filed as an Exhibit to Company's Annual Report on
                Form 10-K for the year ended September 30,
                1967, and incorporated herein by reference)

(3)(b)          Articles of Amendment to Restated Articles of Organization of Company
                (filed as Exhibit 2(a)(ii)(B) to the Company's Registration Statement on Form
                S-7,  No. 2-56452, filed May 25, 1976, and incorporated herein by reference)

(3)(c)          Articles of Amendment to Restated Articles of Organization of Company
                (filed as Exhibit 12 to the Company's Annual Report on Form 10-K for the
                year ended March 31, 1976, and incorporated herein by reference)

(3)(d)          By-laws of Company, as amended (filed as Exhibit 2(a)(iii) to Company's
                Registration Statement on Form S-7, No. 2-56452, filed May 25, 1976, and incorporated herein by reference)

(4)             Shareholders Rights Plan (filed as Exhibit  to the Company's filing on Form dated
                     , 1992 and incorporated herein by references)

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

(10)(b)(vi)     1987 General Stock Option Plan (filed as an exhibit to the Company's current report on Form 8-K for the month of October 1987, and incorporated herein by reference)

(10)(b)(vii)    Employment Agreement between the Company and Ralph S. Sheridan (dated
                as of September 26, 1996 filed herewith)                                                   49-55

Exhibit         Description of Exhibit (and Statement                                                     Page Number
Number          of Incorporation by Reference, If Applicable)                                             (If Filed)
------          ---------------------------------------------                                             ----------
(10)(b)(viii)   Loan and Security Agreement between the Company and Alfred
                Gladen as Agent (with forms of Promissory Note and Stock
                Purchase Warrants) (filed) as Exhibit 10(b)(vi) to the
                Company's Annual Report on Form 10-K for the year ended March
                31, 1995, and incorporated herein by reference)


(10)(b)(ix)     1996 Stock Plan For Non-Employee Directors (filed as Exhibit 99 to the
                Company's Registration Statement on Form S-8, File No. 333-09257,
                filed on July 31, 1996, and incorporated herein by reference)

(10)(b)(x)      Executive Equity Incentive Plan (filed as Exhibit 99 to the Company's
                Registration Statement on Form S-8, File No. 333-27929, filed on May 28,
                1997 and incorporated herein by reference)

(10)(b)(xi)     Reload Option Plan (filed as Exhibit (10)(b)(xi) to the
                Company's Annual Report on Form 10-K for the year ended March
                28, 1997 and incorporated herein by reference)

(10)(b)(xii)    1997 Non-Qualified Stock Option Plan (filed as Exhibit 99 to the Company's
                Registration Statement on Form S-8, File No. 333-27927, filed on
                May 28, 1997 and incorporated herein by reference)

(10)(b)(xiii)   1998 Non-Qualified Stock Option Plan, filed herewith                                        56-61

(10)(b)(xiv)    Employment Agreement between the Company and Jeffrey A. Bernfeld
                dated January 31, 1996, filed herewith                                                      62-65

(10)(b)(xv)     Employment Agreement between the Company and Dr. Joseph Callerame
                dated May 6, 1998, filed herewith                                                           66-68

(10)(b)(xvi)    Employment Agreement between the Company and Alan H. Rutan
                dated June 4, 1996, filed herewith                                                          69-71

(10)(b)(xvii)   Employment Agreement between the Company and Lee C. Steele
                dated September 29, 1997, filed herewith                                                    72-74

(10)(c)(i)      Lease of Billerica property (filed as Exhibit 10(c) to the
                Company's Annual Report on Form 10-K for the year ended March
                31, 1995 and incorporated herein by reference)

(10)(c)(ii) Amendment to Lease of Billerica property (filed as to the Company's Annual Report on Form 10-K for the year ended March
                28, 1997 and incorporated herein by reference)

(22) Identification of Company's subsidiary, AS&E Radiography, Inc., incorporated in Massachusetts (filed as Exhibit (22) to Company's
                Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)

(23)            Consent of Independent Public Accountants                                                      75