Form 10-K405/A
period 1998-03-31
AMERICAN SCIENCE & ENGINEERING INC
filed 1998-10-13
CIK 5768

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  AMENDMENT #1
                                   FORM 10-K/A

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

                     The Exhibit Index is located on page 49
                               PAGE 1 OF 76 PAGES

         The undersigned registrant hereby amends the following portion of its Annual Report on Form 10-K dated July, 1998 ("Form 10K") as set forth below:


ITEM 11.   EXECUTIVE COMPENSATION

/ / The following chart provides information concerning compensation paid by the Company during the year ended March 31, 1998 to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company whose aggregate compensation exceeded $100,000.

                              SUMMARY COMPENSATION


                                                                             Long-Term
                                                       Annual                 Compen-
                                                    Compensation               sation
                                            -----------------------------
                                                                                                    All
Name and Principal            Fiscal                                           Option          Other Compen-
Position                      Year          Salary ($)         Bonus ($)     Awards (#)        sation ($) (1)
------------------------      ------        ---------          ---------     ----------        --------------

Ralph S. Sheridan              1998          240,000             230,000             0             7,729
President and CEO              1997          222,213             270,385(3)    225,000             4,479
                               1996          200,000             202,168(3)          0             2,486

Jeffrey A. Bernfeld            1998          130,000              30,000        20,000               408
Vice President, General        1997          120,408              19,000        16,000               408
Counsel                        1996(2)         7,846                N.A.        24,000               408

Peter W. Harris                1998          120,192              45,000             0               403
Vice President,                1997          111,941              45,000        30,000               403
Sales / Marketing              1996          110,000              40,000             0               403

Alan H. Rutan                  1998          115,112              12,000        16,000             1,748
Vice President,                1997(2)        87,132                  --        24,000             1,748
Engineering


Lee C. Steele                  1998          125,077              29,750        30,000               752
Vice President and CFO         1997          120,560              27,000             0               752
                               1996          110,752              27,000             0             1,344


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


/ / The following tables provide information concerning the grant of options in Fiscal Year 1998 to Executive Officers named in the Summary Compensation Table and options exercised by those officers.


                      OPTION GRANTS IN THE LAST FISCAL YEAR


                                       Individual Grants                          Potential Realizable Value at
                          ---------------------------------------------------     Assumed Annual Rates of Stock
                                                                                  Price Appreciation for Option
                                                                                  Term ($)
                                                                                  ------------------------------

                                        % of Total
                                           Options
                          Options   Granted to All      Exercise     Expiration
                          Granted        Employees      Price ($)       Date             5%/year      10%/year
                          --------------------------------------------------------------------------------------


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




                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                                                                Number of           Value of Unexercised In-
                                                          Unexercised Options       The-Money Options at
                                 Shares                   at Fiscal Year End -      Fiscal Year End -
                               Acquired                   March 31, 1998 (#)        March 31, 1998 ($)
                                   on         Value       --------------------      ------------------
                                Exercise     Realized     Exer-       Unexer-        Exer-         Unexer-
                                  (#)          ($)       cisable      cisable       cisable        cisable
                              ----------------------------------------------------------------------------

Ralph S. Sheridan                0              0        195,000        150,000      2,176,875              0
Jeffrey A. Bernfeld              0              0         30,000         30,000        107,250         85,750
Peter W. Harris                  0              0         40,000         20,000        318,250         75,000
Alan H. Rutan                    0              0         12,000         28,000         43,500         83,500
Lee C. Steele                    0              0         50,000         30,000        409,375         75,000


/ /  Compensation of Directors

Directors who are also employees of the Company do not receive additional compensation as Directors. Non-Employee Directors (other than the Chairman) receive annual compensation of 2,000 shares of Company Common Stock issuable on January 10th in each year, and options to purchase 7,000 shares of Common Stock at the closing price on the date of the Annual Meeting in each year. The Chairman receives 2,500 shares of Common Stock on January 10th in each year as well as cash payments totaling $14,331 in fiscal 1998 and continues to receive deferred compensation under a now discontinued plan described below. No meeting fees or other fees are payable to any Director. See Item 13 - Certain Relationships and Related Transactions for additional information concerning certain Directors.

Dr. Feshbach, the Company's Chairman, is covered by a nonfunded deferred compensation plan (adopted in 1976 and amended in 1977, 1980, 1986, 1990 and 1992) that provides for periodic payments beginning at age 65, based on length of service. During the year, Dr. Feshbach received $4,752 under the Plan. The Company accrues the current cost of the plan, which amounted to $10,000 in fiscal 1998.

/ / Compensation Committee Interlocks, Insider Participation and Section 16 Reporting

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

/ /  Board Compensation Committee Report on Executive Compensation

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

/ /  Stock Performance Chart

The following chart graphs the performance of the cumulative total return to shareholders (stock price appreciation plus dividends) during the previous five years in comparison to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Standard & Poor's 500 High-Tech Composite Stock Price Index.


                             [GRAPHIC OMITTED]


                                            INDEXED RETURNS
                                            Years Ending
                                 Base
                                 Period
Company/Index                    Mar93      Mar94    Mar95   Mar96   Mar97   Mar98
----------------------------------------------------------------------------------

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

                                    SIGNATURE


Pursuant to the requirements of Section 12b-15 of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: OCTOBER, 1998

                                      By: /s/ Jeffrey A. Bernfeld
                                          -----------------------
                                          Jeffrey A. Bernfeld, Vice President