Form 10-Q
period 1998-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 1998-11-13
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                                               ------------------

                                       OR

            |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ____ to ____

                          Commission File Number 1-6549
                                                 ------

                     American Science and Engineering, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Massachusetts                                       04-2240991
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

   829 Middlesex Turnpike
   Billerica, Massachusetts                                 01821
-------------------------------                           ---------
(Address of principal executive offices)                  (Zip Code)

                                 (978) 262-8700
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|     No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                      Outstanding at
            Class of Common Stock                     Sept. 30, 1998
            ---------------------                     --------------
            $.66 2/3 par value                          4,811,810

                               Page 1 of 12 Pages
                     The Exhibit Index is Located at Page 12

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

Dollars and shares in Thousands, except per share amounts
                                     For The Three Months      For The Six Months
                                            Ended                    Ended
                                     ---------------------    ---------------------
                                     Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                                       1998        1997         1998        1997
                                     ---------   ---------    ---------   ---------
NET SALES AND CONTRACT REVENUE        $14,361     $ 8,705     $ 26,053    $ 16,237
                                      -------     -------     --------    --------

COSTS AND EXPENSES:
   Cost of sales and contracts          9,612       5,184       16,851       9,966
   Selling, general and
     administrative expenses            2,369       1,963        4,500       3,633
   Research and development             1,458         881        2,866       1,345
                                      -------     -------     --------    --------
   Total costs and expenses            13,439       8,028       24,217      14,944
                                      -------     -------     --------    --------

OPERATING INCOME                          922         677        1,836       1,293
                                      -------     -------     --------    --------

OTHER INCOME (EXPENSE):
   Interest, net                           21          43           31          70
   Other, net                             (20)         (8)         (68)        (11)
                                      -------     -------     --------    --------
   Total other income (expense)             1          35          (37)         59
                                      -------     -------     --------    --------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                       923         712        1,799       1,352

PROVISION FOR INCOME TAXES                369          27          719          57
                                      -------     -------     --------    --------

NET INCOME                            $   554     $   685     $  1,080    $  1,295
                                      =======     =======     ========    ========

INCOME PER SHARE - BASIC              $   .12     $   .15     $    .23    $    .28
                                      =======     =======     ========    ========
                 - DILUTED            $   .11     $   .14     $    .21    $    .27
                                      =======     =======     ========    ========

DIVIDENDS PAID PER SHARE                 NONE        NONE         NONE        NONE

WEIGHTED AVERAGE SHARES    - BASIC      4,802       4,626        4,775       4,594
                                      =======     =======     ========    ========
                           - DILUTED    5,083       4,953        5,097       4,881
                                      =======     =======     ========    ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands
                                              Sept. 30, 1998      Mar. 31, 1998
                                              --------------      -------------
                                                (Unaudited)
Assets     Current assets:
           Cash and cash equivalents              $  5,924       $    2,290
           Accounts receivable, net                  7,564            6,955
           Unbilled costs and fees, net              4,381            3,190
           Inventories                              10,254            8,737
           Prepaid income taxes                      1,857            2,351
           Prepaid expenses and other current
              assets                                   719              389
                                                  --------       ----------
           Total current assets                     30,699           23,912
                                                  --------       ----------

           Noncurrent assets:
           Non-current deferred income taxes           205              205
           Deposits                                     19               24
           Patents and other intangibles, net
              of accumulated amortization of
              $7 at Sept. 30, 1998                     382               --
           Property and equipment, net of
              accumulated depreciation of
              $9,276 at Sept. 30,1998 and
              $9,394 at March 31,1998                3,529            1,852
                                                  --------       ----------

                                                  $ 34,834       $   25,993
                                                  ========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
Dollars in thousands
                                                Sept. 30, 1998    Mar. 31, 1998
                                                --------------    -------------
                                                  (Unaudited)
Liabilities &  Current liabilities:
Stockholders'  Current maturities of obligations
Investment       under capital leases                $    28        $      20
               Accounts payable                        5,435            4,360
               Accrued salaries and benefits           1,286              831
               Accrued warranty costs                    372              497
               Accrued income taxes                      276              615
               Deferred revenue                          754            1,240
               Customer deposits                       7,760            1,151
               Other current liabilities                 397              507
                                                     -------        ---------
               Total current liabilities              16,308            9,221
                                                     -------        ---------

               Noncurrent liabilities:
               Obligations under capital leases,
                 net of current maturities                25               22
               Deferred revenue                          265              232
               Deferred compensation                     154              154
               Deferred rent                             290              280
                                                     -------        ---------
               Total noncurrent liabilities              734              688
                                                     -------        ---------

               Stockholders' investment:
               Jr. preferred stock, no par value
               Authorized - 10,000 shares
               Issued - None
               Preferred stock, no par value
               Authorized - 100,000 shares
               Issued - None
               Common stock, $.66-2/3 par value
               Authorized - 20,000,000 shares
               Issued 4,811,810 shares at
               Sept. 30, 1998 and 4,743,569
               shares at Mar. 31, 1998                 3,207            3,162
               Capital in excess of par value         16,860           16,278
               Accumulated deficit                    (1,624)          (2,704)
                                                     -------        ---------
                                                      18,443           16,736
               Note receivable-Officer                  (640)            (640)
               Less: treasury stock
                 6,178 shares at Sept. 30, 1998 and
                 6,678 shares at Mar. 31, 1998, at
                 cost                                    (11)             (12)
                                                     -------        ---------

               Total stockholders' investment         17,792           16,084
                                                     -------        ---------
                                                     $34,834        $  25,993
                                                     =======        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands                                                     For the Six Months Ended
                                                                   ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                              Sept. 30, 1998        Sept. 30, 1997
                                                                   --------------        --------------

Net income                                                           $   1,080              $  1,295
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
   Depreciation and amortization                                           390                   304
   Provisions for contract, inventory, accounts receivable and
   warranty reserves                                                       650                   665
Changes in assets and liabilities:
   Accounts receivable                                                    (609)               (1,685)
   Unbilled costs and fees                                              (1,191)                 (988)
   Inventories                                                          (1,625)                 (342)
   Prepaid expenses, other assets, and deposits                            169                    --
   Accounts payable                                                      1,075                   934
   Customer deposits                                                     6,609                    --
   Accrued expenses and other current liabilities                       (1,037)                1,161
   Noncurrent liabilities                                                   43                  (104)
                                                                     ---------              --------
   Total adjustments                                                     4,474                   (55)
                                                                     ---------              --------

Net cash provided by operating activities                                5,554                 1,240
                                                                     ---------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (1,378)                 (663)
   Acquisition of business                                              (1,100)                   --
   Purchase of patents and intangibles                                     (40)                   --
                                                                     ---------              --------
   Cash used for investing activities                                   (2,518)                 (663)
                                                                     ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                 611                   577
   Principal payments of capital lease obligations                         (13)                  (10)
                                                                     ---------              --------
   Cash provided by financing activities                                   598                   567
                                                                     ---------              --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                3,634                 1,144
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2,290                 3,202
                                                                     ---------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   5,924              $  4,346
                                                                     =========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                     $      25              $      3
   Income taxes paid                                                 $     369              $     --

NON-CASH TRANSACTIONS
   Issuance of stock in lieu of fees                                 $      16              $    104
   Capital lease obligation for equipment                            $      24              $     --


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


2.    Inventories

      (Dollars in thousands)
      Inventories consisted of:

                                            Sept. 30, 1998       Mar. 31, 1998
                                            --------------       -------------
         Raw materials and completed
           sub-assemblies                      $  5,060            $   4,958
         Work in process                          5,069                3,654
         Finished goods                             125                  125
                                               --------            ---------
         Total                                 $ 10,254            $   8,737
                                               --------            ---------

3.    Income per Common and Common Equivalent Share

      In March 1997, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. The Company adopted SFAS 128 in fiscal 1998 and as required, restated per share amounts for all prior periods presented to conform to the new requirements. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company's common stock for the period.

      Earnings Per Share                      Three Months Ended                       Six Months Ended
      ------------------                      ------------------                       ----------------
      (in thousands except per       Sept. 30, 1998        Sept. 30, 1997     Sept. 30, 1998        Sept. 30, 1997
      share amounts)                 --------------        --------------     --------------        --------------
      BASIC
      Net income                        $     554            $    685            $  1,080              $  1,295
                                        ---------            --------            --------              --------
      Weighted average shares               4,802               4,626               4,775                 4,594
                                        ---------            --------            --------              --------
      Basic earnings per share          $     .12            $    .15            $    .23              $    .28
                                        ---------            --------            --------              --------
      DILUTED
      Net income                        $     554            $    685            $  1,080              $  1,295
                                        ---------            --------            --------              --------
      Weighted average shares               4,802               4,626               4,775                 4,594
                                        ---------            --------            --------              --------
      Effect of stock options                 281                 327                 322                   287
                                        ---------            --------            --------              --------
      Weighted average shares, as
        adjusted                            5,083               4,953               5,097                 4,881
                                        ---------            --------            --------              --------
      Diluted earnings per share        $     .11            $    .14            $    .21              $    .27
                                        =========            ========            ========              ========

4.    Income Taxes
      ------------
      At March 31, 1998, the Company had approximately $3,286,000 of federal net operating loss carryforwards. The carryforwards expire through the year 2010. The Company also has unused investment tax and other credits of approximately $107,000 expiring through 2001. The effective tax rate of 40% exceeded the statutory federal income tax rate of 34% primarily due to the impact of state income taxes.

5.    Acquisition of Business
      -----------------------
      On August 18, 1998, the Company purchased certain assets relating to the industrial linear accelerator business of Schonberg Research Corporation of Santa Clara, California for $1,100,000. The components of the purchase price consisted of the following:

                 Fixed assets                             $    658
                 Raw material inventory                         92
                 Patents and other intangible assets           350
                                                          --------
                       Total                              $  1,100
                                                          --------

      This acquisition has been accounted for under the purchase method of accounting, and its results are included with the Company's results from the date of acquisition.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      Overview

      In the second quarter of fiscal 1999 net sales and contract revenues grew to $14,361,000, a 65% increase from the comparable period a year ago and a 23% increase from the previous quarter. The company earned net profits of $554,000 in the current quarter, compared to a net profit of $685,000 in the corresponding period a year ago and a net profit of $526,000 in the previous quarter. This decline in profitability from the corresponding period a year ago is due to an increase in the effective tax rate to 40% in the current quarter from approximately 4% in fiscal 1998.

      Results of Operations

      Net sales and contract revenues in the second quarter increased by $5,656,000 (65%) in comparison to the corresponding year ago period and $2,669,000 (23%) compared to the first quarter of fiscal 1999. Compared to the previous quarter, security systems and related field service revenues increased by $2,488,000 (23%) and research and engineering revenues improved by $108,000 (10%). The increase in security equipment and related field service revenues is primarily due to increased sales of X-ray equipment.

      For the second quarter, costs of sales and contracts increased to $9,612,000 from $5,184,000 in the corresponding period a year ago due primarily to increased sales volume. Costs of sales and contracts represented 67% of revenues versus 60% for the corresponding period last year and 62% for the first quarter of fiscal year 1999. The costs of sales percentage of revenues in the current quarter increased from the previous quarter primarily due to sales mix.

      Selling, general and administrative expenses of $2,369,000 for the second quarter were higher by 21% compared to the corresponding year-ago period and higher by 11% compared to the first quarter of fiscal 1999. As a percent of sales, selling, general and administrative expenses were 17% of revenues in the current quarter compared to 23% of revenues for the corresponding year-ago period and 18% for the first quarter of fiscal year 1999. The decrease as a percentage of sales is due primarily to an increased sales base over which overhead costs are spread.

      Company-funded research and development expenses of $1,458,000 for the second quarter were higher by $577,000 (65%) compared to the year-ago quarter and higher by $50,000 (4%) compared to the first quarter of fiscal year 1999. The increase is an intentional result of the Company's commitment to research and development.

      The Company produced a net profit of $554,000 during the second quarter. This is a decline of $131,000 (19%) over net profit in the year-ago quarter and an increase of $28,000 (5%) from the first quarter of fiscal 1999. The decline in after-tax profits from the year-ago quarter is due to a change in the effective tax rate from approximately 4% in fiscal 1998 to 40% in fiscal 1999.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Year 2000

The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State Readiness

The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems in an effort to minimize operating disruptions due to year 2000 issues. The Company believes that all of the products that it currently manufactures and sells are year 2000 compliant.

The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plans

The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Costs to Address the Company's Year 2000 Issues

To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that the year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs and delays. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

Liquidity and Capital Resources

Cash and cash equivalents increased by $3,634,000 to $5,924,000 at Sept. 30, 1998 compared to $2,290,000 on March 31, 1998. This increase in cash and cash equivalents was primarily due to an increase in customer deposits partially offset by an increase in unbilled costs and fees, accounts receivable, and inventories. Working capital decreased by $300,000 (2%) since March 31, 1998, decreasing from $14,691,000 to $14,391,000 at the end of the second quarter.

During August 1998, the Company increased its revolving line of credit, raising it from $12.0 million to $15.0 million in anticipation of the increased standby letter of credit capacity required to support the growth of international orders.

Also during August 1998, the Company negotiated a new export line of credit in the amount of $8.25 million. This line of credit is guaranteed by the Export-Import Bank of the United States. This line of credit is solely for the standby letters of credit associated with a large international order.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

Part II - Other Information

      Item 1 - Legal Proceedings

      In September 1998, the Company filed a lawsuit against EG&G Astrophysics Research Corp. ("EG&G") in the U.S District Court for the District of Massachusetts. The suit alleges that EG&G is infringing two of AS&E's patents and misappropriating certain of the Company's trade secrets. The Company is seeking (a) permanent injunctive relief to enjoin EG&G from continuing its infringing and misappropriating activities and (b) appropriate monetary damages. The lawsuit is in the very early stages, and EG&G has not yet filed its answer to the complaint.

      Item 4 - Submission of Matters to a Vote of Security Holders

      The Special Meeting in Lieu of Annual Meeting of the Company was held on September 24, 1998. At the meeting, all seven of management's nominees to the Board of Directors were elected to a one-year term according to the following votes:

                                                Votes
        Nominee               Votes For        Withheld
        -------               ---------        --------
        Herman Feshbach       4,445,524          24,132
        Al Gladen             4,458,236          11,420
        Hamilton W. Helmer    4,458,337          11,319
        Donald S. McCarren    4,240,832         228,824
        William E. Odom       4,458,337          11,319
        Ralph S. Sheridan     4,458,336          11,320
        Carl W. Vogt          4,458,450          11,373

      Item 6 - Exhibits and Reports on Form 8-K

            (a)   No exhibits are included.

            (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter.

      The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 3 on Page 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                            AMERICAN SCIENCE AND ENGINEERING, INC.
                            (Registrant)


   Date: November 1998

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