Form 10-Q
period 1998-12-31
AMERICAN SCIENCE & ENGINEERING INC
filed 1999-02-12
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended DECEMBER 31, 1998

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

                           Yes   X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                           Outstanding at
           CLASS OF COMMON STOCK                           DEC. 31, 1998
           ---------------------                           -------------
           $.66 2/3 par value                                4,830,631


                               Page 1 of 12 Pages
                     The Exhibit Index is Located at Page 12

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For Three Months Ended             For Nine Months Ended
Dollars and shares in Thousands, except per share     ------------------------------       ------------------------------
amounts                                               Dec.31, 1998     Dec. 31, 1997       Dec. 31, 1998    Dec. 31, 1997
                                                      ------------     -------------       -------------    -------------
 NET SALES AND CONTRACT REVENUE                      $       16,214    $        7,900   $         42,267  $       24,137
                                                        -----------        ----------        -----------       ---------
 COSTS AND EXPENSES:
   Cost of sales and contracts                               11,247             4,692             28,098          14,658
   Selling, general and administrative expenses               2,168             1,883              6,668           5,516
   Research and development                                   1,757               569              4,623           1,914
                                                        -----------        ----------        -----------       ---------
   Total costs and expenses                                  15,172             7,144             39,389          22,088
                                                        -----------        ----------        -----------       ---------

OPERATING INCOME                                              1,042               756              2,878           2,049
                                                        -----------        ----------        -----------       ---------
OTHER INCOME (EXPENSE):
   Interest, net                                                 40                30                 71             100
   Other expenses, net                                          (54)               (5)              (122)           (16)
                                                        -----------        ----------        -----------       ---------
   Total other income                                           (14)               25                (51)             84
                                                        -----------        ----------        -----------       ---------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                              1,028               781              2,827           2,133

PROVISION FOR INCOME TAXES                                      411                30              1,130              87
                                                        -----------        ----------        -----------       ---------
NET INCOME                                             $        617      $        751      $       1,697    $      2,046
                                                        -----------        ----------        -----------       ---------
INCOME PER SHARE - BASIC                               $        .13      $        .16      $         .35    $        .44
                                                        -----------        ----------        -----------       ---------
                 - DILUTED                             $        .12      $        .15      $         .33    $        .42
                                                        -----------        ----------        -----------       ---------

DIVIDENDS PAID PER SHARE                                       NONE              NONE               NONE            NONE
                                                        -----------        ----------        -----------       ---------
                                                        -----------        ----------        -----------       ---------
WEIGHTED AVERAGE SHARES                 - BASIC               4,824             4,660              4,792           4,616
                                                        -----------        ----------        -----------       ---------
                                        - DILUTED             5,051             4,930              5,081           4,925
                                                        -----------        ----------        -----------       ---------





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




Dollars in thousands                                                         Dec. 31, 1998           Mar. 31, 1998
                                                                             -------------           -------------
                                                                              (Unaudited)
ASSETS              CURRENT ASSETS:
                    Cash and cash equivalents                                $      1,514             $      2,290
                    Accounts receivable, net                                        7,918                    6,955
                    Unbilled costs and fees, net                                    3,135                    3,190
                    Inventories                                                     9,474                    8,737
                    Prepaid income taxes                                            1,452                    2,351
                    Prepaid expenses and other current assets                         703                      389
                                                                                  -------                  -------
                    TOTAL CURRENT ASSETS                                           24,196                   23,912
                                                                                  -------                  -------
                    NONCURRENT ASSETS:
                    Non-current deferred income taxes                                 205                      205
                    Deposits                                                           19                       24
                    Patents and other intangibles, net of accumulated
                    amortization of $31 at Dec. 31, 1998                              359                       --
                    Property and equipment, net of
                       accumulated depreciation of
                       $9,447 at Dec. 31,1998 and
                       $9,394 at March 31,1998                                      4,768                    1,852
                                                                                  -------                  -------
                                                                             $     29,547             $     25,993
                                                                                  -------                  -------
                                                                                  -------                  -------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



Dollars in thousands                                                         Dec. 31, 1998           Mar. 31, 1998
                                                                             -------------           -------------
                                                                              (Unaudited)
LIABILITIES &         CURRENT LIABILITIES:
STOCKHOLDERS'         Line of credit                                       $       1,000           $            --
INVESTMENT            Current maturities of obligations
                        under capital leases                                          25                        20
                      Accounts payable                                             4,902                     4,360
                      Accrued salaries and benefits                                  893                       831
                      Accrued income taxes                                           250                       615
                      Deferred revenue                                               833                     1,240
                      Customer deposits                                            2,040                     1,151
                      Other current liabilities                                      557                     1,004
                                                                                 -------                    ------
                      TOTAL CURRENT LIABILITIES                                   10,500                     9,221
                                                                                 -------                    ------
                      NONCURRENT LIABILITIES:
                      Obligations under capital leases, net
                        of current maturities                                         25                        22
                      Deferred revenue                                                62                       232
                      Deferred compensation                                          154                       154
                      Deferred rent                                                  292                       280
                                                                                 -------                    ------
                      TOTAL NONCURRENT LIABILITIES                                   533                       688
                                                                                 -------                    ------
                      STOCKHOLDERS' INVESTMENT:
                      Jr. preferred stock, no par value
                      Authorized - 10,000 shares
                      Issued - None
                      Preferred stock, no par value
                      Authorized - 100,000 shares
                      Issued - None
                      Common stock, $.66-2/3 par value
                      Authorized - 20,000,000 shares
                      Issued 4,830,631 shares at Dec. 31, 1998
                      and 4,743,569 shares at Mar. 31, 1998                        3,220                     3,162
                      Capital in excess of par value                              16,953                    16,278
                      Accumulated deficit                                         (1,007)                   (2,704)
                                                                                 -------                    ------
                                                                                  19,166                    16,736
                      Note receivable-Officer                                       (640)                     (640)
                      Less: treasury stock
                        6,178 shares at Dec. 31, 1998 and
                        6,678 shares at Mar. 31, 1998, at cost                       (12)                      (12)
                                                                                 -------                    ------
                      TOTAL STOCKHOLDERS' INVESTMENT                              18,514                    16,084
                                                                                 -------                    ------
                                                                             $    29,547           $        25,993
                                                                                 -------                    ------
                                                                                 -------                    ------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Dollars in Thousands                                                             For the Nine Months Ended
                                                                           --------------------------------------
                                                                           Dec. 31, 1998            Dec. 31, 1997
                                                                           -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $      1,697             $     2,046
Adjustments to reconcile net income to net cash (used for) operating activities:
   Depreciation and amortization                                                    585                     446
   Provisions for contract, inventory, accounts
   receivable and warranty reserves                                                 827                     777
Changes in assets and liabilities:
   Accounts receivable                                                           (1,063)                 (2,253)
   Unbilled costs and fees                                                          155                  (1,375)
   Inventories                                                                     (845)                 (1,761)
   Prepaid income taxes                                                             899                      --
   Prepaid expenses and other assets                                               (309)                    158
   Accounts payable                                                                 542                     460
   Customer deposits                                                                889                      --
   Accrued expenses and other current liabilities                                (1,768)                    852
   Noncurrent liabilities                                                          (158)                   (218)
                                                                               --------                 -------
   Total adjustments                                                               (246)                 (2,914)
                                                                               --------                 -------
Net cash provided by used for operating activities                                1,451                    (868)
                                                                               --------                 -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            (2,788)                   (911)
   Acquisition of business assets (Note 5)                                       (1,100)                     --
   Purchase of patents and intangibles                                              (40)                     --
                                                                               --------                 -------
Net cash used by investing activities                                            (3,928)                   (911)
                                                                               --------                 -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                                                   1,000                      --
   Proceeds from exercise of stock options                                          717                     739
   Principal payments of capital lease obligations                                  (16)                    (14)
                                                                               --------                 -------
   Cash provided by financing activities                                          1,701                     725
                                                                               --------                 -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (776)                 (1,054)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  2,290                   3,202
                                                                               --------                 -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      1,514             $     2,148
                                                                               --------                 -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                           $         25             $         5
   Income taxes paid                                                       $        565             $        53

NON-CASH TRANSACTIONS:
   Issuance of stock in lieu of fees                                       $         16             $       133
   Capital lease obligations for equipment                                 $         24             $        --
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


2.       INVENTORIES (Dollars in thousands) Inventories consisted of:


                                                                 Dec. 31, 1998               Mar. 31, 1998
                                                                 -------------               -------------
             Raw materials and completed
             sub-assemblies                                $             5,316      $                4,958
             Work in process                                             3,887                       3,654
             Finished goods                                                271                         125
                                                                 -------------                 -----------
             Total                                         $             9,474      $                8,737
                                                                 -------------                 -----------
                                                                 -------------                 -----------

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


   EARNINGS PER SHARE                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                 ---------------------                     --------------------
   (in thousands except per share         DEC. 31, 1998        DEC. 31, 1997      DEC. 31, 1998          DEC. 31, 1997
   amounts)                               -------------        -------------      -------------          -------------
   BASIC
   Net income                          $               617  $                751  $            1,697  $             2,046
                                            ---------------     -----------------      --------------      ---------------
   Weighted average shares                           4,824                 4,660               4,792                4,616
                                            ---------------     -----------------      --------------      ---------------
   Basic earnings per share            $               .13  $                .16  $              .35  $               .44
                                            ---------------     -----------------      --------------      ---------------
   DILUTED
   Net income                          $               617  $                751  $            1,697  $             2,046
                                            ---------------     -----------------      --------------      ---------------
   Weighted average shares                           4,824                 4,660               4,792                4,616
                                            ---------------     -----------------      --------------      ---------------
   Effect of stock options                             227                   270                 289                  309
                                            ---------------     -----------------      --------------      ---------------
   Weighted average shares, as
   adjusted                                          5,051                 4,930               5,081                4,925
                                            ---------------     -----------------      --------------      ---------------
   Diluted earnings per share          $               .12  $                .15  $              .33  $               .42
                                            ---------------     -----------------      --------------      ---------------
                                            ---------------     -----------------      --------------      ---------------


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

5.   ACQUISITION OF BUSINESS
     On August 18, 1998, the Company purchased certain assets relating to the industrial linear accelerator business of Schonberg Research Corporation of Santa Clara, California for $1,100,000. The components of the purchase price consisted of the following:


                         Fixed assets                                $    658
                         Raw material inventory                            92
                         Patents and other intangible assets              350
                                                                      -------
                                      Total                           $ 1,100
                                                                      -------
                                                                      -------

     This acquisition has been accounted for under the purchase method of accounting, and its results are included with the Company's results from the date of acquisition.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


       OVERVIEW
       In the third quarter of fiscal 1999 net sales and contract revenues grew to $16,214,000, a 105% increase from the comparable period a year ago and a 13% increase from the previous quarter. The company earned net profits of $617,000 in the current quarter, compared to a net profit of $751,000 in the corresponding period a year ago and a net profit of $554,000 in the previous quarter. This decline in profitability from the corresponding period a year ago is due to an increase in the effective tax rate to 40% in the current quarter from approximately 4% in fiscal 1998. The Company recognized the benefit of its net operating losses at the end of FY 1998 and results since then include no related tax benefits.


       RESULTS OF OPERATIONS
       Net sales and contract revenues in the third quarter increased by $8,314,000 (105%) in comparison to the corresponding year ago period and $1,853,000 (13%) compared to the second quarter of fiscal 1999. This increase is primarily due to the increase in CargoSearch(TM) revenue.

       For the third quarter, costs of sales and contracts increased to $11,247,000 from $4,692,000 in the corresponding period a year ago due primarily to increased sales volume. Costs of sales and contracts represented 69% of revenues versus 59% for the corresponding period last year and 67% for the second quarter of fiscal year 1999. The costs of sales percentage of revenues in the current quarter increased from the previous quarter primarily due to sales mix.

       Selling, general and administrative expenses of $2,168,000 for the third quarter were higher by 15% compared to the corresponding year-ago period and lower by 8% compared to the second quarter of fiscal 1999. As a percent of sales, selling, general and administrative expenses were 13% of revenues in the current quarter compared to 24% of revenues for the corresponding year-ago period and 17% for the second quarter of fiscal year 1999. The decrease as a percentage of sales is due primarily to an increased sales base over which costs are spread.

       Company-funded research and development expenses of $1,757,000 for the third quarter were higher by $1,188,000 (209%) compared to the year-ago quarter and higher by $299,000 (21%) compared to the second quarter of fiscal year 1999. The increase is an intentional result of the Company's increased commitment to research and development.

       The Company produced a net profit of $617,000 during the third quarter. This is a decline of $134,000 (18%) over net profit in the year-ago quarter and an increase of $63,000 (11%) from the second quarter of fiscal 1999. The decline in after-tax profits from the year-ago quarter is due to a change in the effective tax rate from approximately 4% in fiscal 1998 to 40% in fiscal 1999. The Company recognized the benefit of its net operating losses at the end of FY 1998 and results since then include no related tax benefits.

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

The Company's State of Readiness

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

The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant.

Contingency Plans

The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions, if any, due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $776,000 to $1,514,000 at Dec. 31, 1998 compared to $2,290,000 on March 31, 1998. This decrease in cash and cash equivalents was primarily due to an increase in accounts receivable and inventories as well as a decrease in accrued expenses and other current liabilities, partially offset by a decrease in prepaid taxes and an increase in customer deposits. Working capital decreased by $995,000 (7%) since March 31, 1998, decreasing from $14,691,000 to $13,696,000 at the end of the third quarter.

During August 1998, the Company increased its revolving line of credit, raising it from $12.0 million to $15.0 million in anticipation of the increased standby letter of credit capacity required to support the growth of international orders. As of December 31, 1998, the Company had $1,000,000 outstanding against the line of credit.

Also during August 1998, the Company negotiated a new export line of credit in the amount of $8.25 million. This line of credit is guaranteed by the Export-Import Bank of the United States. This line of credit is solely for the standby letters of credit associated with a large international order.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

Part II - Other Information

         ITEM 1 - LEGAL PROCEEDINGS

         There were no material developments during the quarter in the Company's previously reported lawsuit against EG&G Astrophysics Research Corp.

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


                                      AMERICAN SCIENCE AND ENGINEERING, INC.
                                      (Registrant)



     Date: February 1999
                                      ------------------------------------------
                                      Lee C. Steele
                                      Vice President and Chief Financial Officer



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