Form 10-K
period 1999-03-31
AMERICAN SCIENCE & ENGINEERING INC
filed 1999-06-29
CIK 5768

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by non-affiliates of the registrant on June 14, 1999 was $48,239,595

4,890,767 shares of Registrant's Common Stock were outstanding on June 14, 1999.

                     The Exhibit Index is located on page 47

PART I

ITEM 1.   BUSINESS

American Science and Engineering, Inc., a Massachusetts corporation formed in 1958 (together with its subsidiary, the "Company"), develops, produces, markets, sells, maintains and provides research, engineering and training services with respect to X-ray inspection systems.

-    X-RAY PRODUCTS

The Company provides a full line of X-ray detection and imaging products used primarily for the detection of smuggled goods, including illegal drugs, and terrorist explosives. This equipment is purchased by sophisticated government and commercial clients who place a premium on the detection of organic material in complex backgrounds and the ability to see the contents of containers with precision. The Company utilizes proprietary transmission and backscatter X-ray detection to provide differentiation of bombs, drugs and contraband in camouflaged environments. The range of application includes border control and manifest verification, protection of high risk government offices, mail and parcel screening, correctional facility security, military security, executive security, aviation security, and special event security (e.g. Olympics, UN 50th Anniversary and World Cup Soccer). The Company's market is driven by domestic and global trends toward increasing use of terrorism for political purposes; the continued global proliferation of drug smuggling; and the continuing increase in global trade which creates greater incentives and opportunities to evade duties or perpetrate trade fraud by misdeclaring cargo shipping manifests.

The Company believes that market demand for cargo and vehicle inspection equipment is growing in many parts of the world. Originally fueled by the desire of the U.S. Government to interdict drug traffic, the market has now expanded into other applications of broader interest to a wider range of countries. The Company's CargoSearch(TM) family of products, originally developed with the assistance of the U.S. Department of Defense and the U.S. Customs Service, provides the Company with a range of products to serve this market. Based on the original success of the Company's fixed-site CargoSearch(TM) installation at Otay Mesa, CA for inspecting trucks and containers, the Company has installed six additional fixed sites for the U.S. Customs Service on the southwestern border, with two more systems on order. In addition, the Company has installed a fixed site system in Abu Dhabi and has added IsoSearch(TM) and Marine CargoSearch alternatives to the product line in order to provide clients with more flexibility and customized solutions to their inspection needs. The first IsoSearch(TM) system was installed in South Africa in the spring of 1999 and the first Marine CargoSearch is expected to be installed in Egypt in the fall of 1999. In general, the U.S. Government is primarily interested in cargo inspection systems to interdict illicit drug shipments while other governments are primarily motivated by a desire to increase revenues by verifying cargo manifests or to deter the transport of terrorist weapons or bombs.

The Company's MobileSearch(TM) system adds flexibility, mobility and the ability to inspect cars to the basiC CargoSearch concept. MobileSearch also allows clients to engage in surprise searches. In addition to performing the kinds of contraband searches performed by CargoSearch, the Company believes that MobileSearch will have applications in the force protection area as military personnel are increasingly exposed to guerilla-style or low intensity conflicts which leave their mobile, advanced forces exposed to the potential for terrorist attack. MobileSearch systems are deployed in three countries, with delivery to a fourth expected early in the summer of 1999.

The Company offers high performance X-ray systems for inspecting parcels at prices that have generally been higher than those of competing, less capable systems. However, in recent years, the Company has brought to the marketplace several new products for inspecting cargo that are priced significantly lower than competing systems. Across the entire range of its X-ray inspection systems, the Company has focused on selling products with unique features that create strong product differentiation and offer distinct performance advantages.

The Company's product line currently includes 12 models. These models can be broadly categorized into 4 groups including the CargoSearch(TM) family, the Model 101 series, the Model 66 series, and the BodySearch(TM) Personnel Inspection System. All of these systems utilize the Company's Z(R) Backscatter technology (aspects of which are covered by issued and pending U.S. patents), which detects organic materials, such as illegal drugs, plastic explosives, and plastic weapons, which often go undetected by competing systems.

The CargoSearch(TM) family of products includes the CargoSearch(TM) system, the relocatable IsoSearch(TM) system, MarineSearch(TM) , designed specifically for port applications, the MobileSearch(TM) system, and the PalletSearch(TM) system. The CargoSearch(TM) system is a non-intrusive inspection technology for the X-ray scanning of trucks, cars, cargo containers, pallets, and air cargo using the Company's unique and patented Z(R) Backscatter technology. The fixed CargoSearch(TM) system sells for a turnkey price generally lower than competing systems. The U.S. Customs Service presently operates seven CargoSearch(TM) systems along the southwestern border, with two more on order.

The first MobileSearch(TM) system was delivered under a $1.8 million contract with the Defense Advanced Research Project Agency (DARPA). This mobile version of a CargoSearch(TM) system is a self-contained unit inside a conventional truck that is deployable within minutes and provides the transport mechanism via a hydraulic drive. The Company is marketing the MobileSearch(TM) system to agencies of the U.S. Government and to foreign security and customs agencies. The Company has delivered a total of four systems to the U.S. Government, has delivered six systems to two foreign governments and has orders for additional systems from a third government. All of the units after the first include both Z(R) Backscatter and transmission X-ray capabilities.

PalletSearch(TM) was designed for the inspection of pallets for the detection of contraband, weapons and explosives for high security facilities where high confidence inspection is a requirement. The first PalletSearch(TM) system was delivered during fiscal 1997 to an ultra-secure agency of the U.S. Government, and additional units have been ordered by a foreign government for customs inspection applications, one of which is expected to go online during the summer of 1999.

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

The BodySearch(TM) Personnel Inspection System offers a fast, safe, and non-intrusive way to screen individuals for weapons, drugs, and illegal contraband concealed under clothing, providing a viable alternative to pat or strip searches. This system is used for drug detection and head of state security as well as for correctional facility security. Through the end of fiscal 1999, the Company has sold 6 BodySearch(TM) units, including three units to state prisons and other institutions during the year.

The Company has patents in the United States, Germany, Japan, and the United Kingdom, as well as patents pending in the United States and under the Patent Cooperation Treaty, none of which have reached the national phase requiring the identification of specific countries in which patents will be sought. The Company has sold product in, or has sales activity in most major regions of the world including Africa, Asia, Europe, the Middle East and South America. Each U.S. patent issued after May 1995 will have a duration of twenty years from the date of application. The Company relies on certain proprietary technology and know-how, as well as certain of these patents, to establish and maintain its competitive position. The Company believes that its patents, proprietary technology and know-how provide substantial protection for the Company's competitive position and the Company has publicly stated its intent to aggressively protect its intellectual property assets, by litigation or other means, as appropriate. During fiscal 1999 the Company instituted litigation against the U.S. Customs and EG&G Astrophysics Research Corp. in order to protect its intellectual property (See item 3 -"Legal Proceedings").

The Company's X-ray products are marketed to private and governmental organizations through a sales force that contacts potential customers and responds to public tenders and other expressions of interest. This sales force includes Company personnel based in the United States as well as representatives under contracts to sell in foreign countries who are generally on a commission basis.

Most Micro-Dose(R) Systems are built for existing orders, and the Company maintains an inventory of common parts and sub-assemblies for the systems in order to meet expected customer delivery requirements.

The Company is heavily dependent upon sales to agencies of the U.S. Government, and reductions or delays in procurements of the Company's systems by these agencies may have a material adverse effect on the Company. The Company's strategy includes reducing this dependence by emphasizing sales to foreign governments, which accounted for slightly more than half of sales in fiscal 1999. Sales to U.S. Government agencies, in general, are generated by responding to a "Request for Quote" and are subject to standard and routine U.S. Government pre and post contract award audit as well as review of the Company's compliance with the Federal Acquisition Regulations. During fiscal 1999, slightly less than half of sales of X-ray products were under (i) direct contracts with the U.S. Government, and (ii) subcontracts with prime contractors working under direct contracts with the U.S. Government. Some of the Company's contracts with the government are on a cost reimbursement basis, including provisions preventing final billing until completion of the contract, and virtually all are cancelable at the government's discretion. The Company has not experienced any material losses as the result of such contractual provisions.

The U.S. Customs Service is a major customer (with sales of more than 23 percent of the Company's consolidated revenues in fiscal 1999). The loss of this customer would be likely to have a material adverse effect on the Company taken as a whole. The Company believes that it has a satisfactory relationship with the U.S. Customs Service but the effect of the litigation, described more fully in Item 3 below, on that relationship is uncertain.

While the Company's emphasis on international sales has had the desired effect of reducing the Company's dependence on the U.S. Government, it has increased the Company's exposure to the very long sales cycles and project financing requirements often associated with such sales. The Company manages these risks in a number of ways including actively increasing the number of opportunities it is pursuing at any one time and by working with international funding sources to help clients finance these projects.

The Company has many competitors in the X-ray product market, including several large and well-established manufacturers of security X-ray equipment with financial and other resources greater than those of the Company. Certain X-ray security system customers select such systems based largely on price. Other customers, notably the U.S. Government and users in countries with high levels of concern over security, tend to select systems based largely on performance and detection capability. The Company's systems offer premium performance and have in the past, with the exception of the CargoSearch(TM) family, generally been priced higher than many competing systems. The Company believes that its patented and proprietary technology give it a strong competitive position in the sale of security systems to customers concerned with performance and detection. The Company also believes that its strategy of concentrating on products with unique features and/or competitive pricing will give it a strong position to increase its sales of X-ray systems.

The Company has not experienced during the last year, and does not currently anticipate, any hardware delivery delays due to raw material shortages. Most procured material is from U.S. sources. However, the Company is dependent upon certain overseas sole source providers of important components. No rare or exotic materials are utilized.

The Company complies with applicable Health and Human Services regulations outlined under the "Regulations for the Administration and Enforcement of the Radiation Control for Health and Safety Act of 1968" (21CFR 1020.40), published by the U.S. Department of Health and Human Services. All X-ray products of the Company comply with all applicable U.S. Government regulatory standards.

-    RESEARCH AND DEVELOPMENT

The Company conducted approximately $2,664,000 of government sponsored research primarily focused on technologies for the detection of illicit drugs, explosives, and other security issues in fiscal 1999. This compares to $2,785,000 and $2,278,000 of government sponsored research and development in fiscal 1998 and 1997, respectively. In addition, the Company spent approximately $6,380,000 of its own funds for research relating to the development of new products or services during fiscal 1999, compared to $2,856,000 and $1,602,000 in fiscal 1998 and 1997, respectively.

A significant amount of the Company's government sponsored research and development work is obtained via contracts or subcontracts that typically provide for reimbursement of allowable costs plus a fixed fee. The Company's contracts in these areas are obtained by submitting research and development proposals to various organizations, sometimes in response to requests for such proposals. The Company's contract research ranges from advances in X-ray systems and image analysis to integrated system development for niche security inspection problems.

-    PERSONNEL

As of March 31, 1999 the Company had 301 employees compared to 198 employees at the end of the prior year. All Company employees sign nondisclosure agreements as a condition of employment.

-    SALES BACKLOG

The Company's firm sales backlog was $38,723,000 at March 31, 1999 and $17,299,000 at March 31, 1998.

A majority of the Company's contracts with the U.S. Government contain clauses permitting the government to terminate the contract for convenience upon certain terms and conditions, including payment to the Company of an appropriate fee or profit on work performed. The total of such contracts in the backlog was $3,563,000 at the end of fiscal year 1999 and $11,053,000 at the end of fiscal year 1998. It is estimated that approximately 65% of the 1999 backlog will be filled within the fiscal year ending March 31, 2000.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

All export sales are made in U.S. dollars, and virtually all export sales are either secured by irrevocable letters of credit or paid in advance. Export sales are believed by the Company to be at least as profitable as similar domestic sales. All of the Company's assets and operations are maintained in the United States. The Company has not encountered, nor does it anticipate encountering, risks attendant to export sales that are greater than risks attendant to domestic sales. The following chart provides information about the breakdown between domestic and export sales for the indicated fiscal years.

Net Sales and Contract Revenues (Dollars in thousands)


                                                      1999            1998             1997
                                                  -----------      ----------      ------------
     Domestic                                     $    26,274      $   26,799      $     23,703
     Export                                       $    31,021      $    5,900      $      4,776
     Percent of Export Revenue by Major Region:
          Middle East & Africa                           54.2 %          59.7 %            22.2 %
          Mexico                                         29.6            --                  --
          Pacific Rim                                    10.5            28.3              60.9
          Europe                                          5.0             8.9               4.4
          All Other                                       0.7             3.1              12.5


ITEM 2.   PROPERTIES

The Company's executive offices and its research, manufacturing and warehouse facilities are located in Billerica, Massachusetts and Santa Clara, California. In Billerica, the Company occupies 118,300 square feet of space in a 160,000 square foot single-story; concrete and brick building owned by an unaffiliated real estate limited partnership. The remaining space in the building is currently leased by the owner to an unaffiliated manufacturing company. The Company occupies the space under a long-term lease with a ten-year initial term that commenced March 1, 1995, and its one (1) ten-year optional extension term. In January 1998, the Company leased 12,700 square feet of additional manufacturing and office space in an office park near the main office. This lease has a term of five years. The facilities are currently utilized on a one-shift basis. The Company can add additional capacity by adding second and third shifts if necessary.

In August 1998, the Company established the High Energy Systems Division. Located in Santa Clara, California, the Division leases 11,700 square feet of manufacturing, research and office space. The lease has a term of three years that commenced on August 18, 1998. The lease has two three-year optional extension terms. The facilities are currently utilized on a one-shift basis. The Company can add additional capacity by adding second and third shifts if necessary.

ITEM 3.   LEGAL PROCEEDINGS

In May 1996, Vivid Technologies, Inc. filed a civil action in the United States District Court for the District of Massachusetts against the Company, seeking INTER ALIA a declaratory judgment that Vivid had not infringed upon certain of the Company's patents relating to backscatter. On May 12, 1997, Vivid filed a proposed Amended Complaint narrowing its claim and seeking INTER ALIA a declaratory judgment that Vivid had not infringed on two claims on AS&E United States Patent number 5,253,283, entitled "Inspection Method and Apparatus with Single Color Pixel Imaging." On January 28, 1998, the Court granted Vivid's request for a declaratory judgment. The Company's appeal of that judgment was heard by the United States Court of Appeals for the Federal Circuit in January, 1999, but the Court has not yet rendered a decision. Due to certain rulings made by the District Court, the Company was unable to obtain certain discovery the Company believes is essential to determine whether Vivid is infringing on the `283 patent. Through the appeal process, the Company is pursuing its request for discovery, and, if successful, expects to pursue an infringement action against Vivid to the extent consistent with the evidence discovered.

In September, 1998, the Company filed suit against EG&G Astrophysics Research Corp. ("EG&G") in U.S. District Court in Boston, Massachusetts alleging that EG&G is infringing on at least two patents owned by the Company and that EG&G has misappropriated certain trade secrets of the Company. In February, 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to MobileSearch(TM). In May, 1999 the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting the further performance of the contested contract and preventing EG&G from utilizing the Company's trade secrets. As of the date of this filing, the Court had not issued a ruling on this motion. All other proceedings in both of these cases have been delayed pending the outcome of the preliminary injunction hearing.

In a related matter, EG&G has filed a request with the U.S. Patent and Trademark Office for reexamination of the two patents that currently are at issue in the patent infringement action described above. The Company intends to file oppositions to the reexamination requests and believes that they are without merit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's Common Stock is listed on the American Stock Exchange (ticker symbol: ASE). The market price range for the Common Stock for the last two fiscal years follows:


     FISCAL YEAR         QUARTER ENDED             HIGH             LOW
     -----------         -------------             ----             ---
     1999                March 31, 1999            11 1/16          7 1/8
                         December 31, 1998         12 1/4           9 3/8
                         September 30, 1998        13 1/16          11 5/16
                         June 30, 1998             16 7/16          13 1/2

     1998                March 31, 1998            14 3/4           11 1/4
                         December 31, 1997         14 1/2           10
                         September 30, 1997        13 3/8           9 1/4
                         June 27, 1997             12 1/4           9 5/8


As of June 14, 1999, there were approximately 1,238 holders of record of the Company's Common Stock.

No cash dividends have been declared in the two most recent fiscal years and the Board of Directors does not contemplate paying any dividends in the immediate future.

The Company's credit facility restricts the payment of dividends (except in shares of the Company's stock) without consent of the bank.

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)


   Fiscal Year                 1999        1998        1997        1996        1995
                             --------    --------    --------    --------    --------
Net sales and contract
revenues                     $ 57,295    $ 32,699    $ 28,479    $ 17,815    $ 12,997
Net income (loss)               2,045       4,661       1,925         802        (967)
Income (loss) per
share-diluted                     .40         .95         .40         .18        (.23)
Total assets                   30,204      25,993      15,514      14,295      10,734
Obligations under capital
leases                             40          42          60          75         233
Stockholders' investment       19,347      16,084      10,150       7,501       5,592
Book value per share             3.97        3.39        2.21        1.67        1.31


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-    1999 COMPARED TO 1998

-    OVERVIEW

Net sales and contract revenues for fiscal 1999 improved by 75% to $57,295,000 versus fiscal 1998 net sales of $32,699,000. The Company had income before taxes of $3,409,000, an increase of 26% compared to $2,698,000 of income before taxes in the previous year. Net income for fiscal 1999 was $2,045,000 ($.40 per share, on a diluted basis) as compared to $4,661,000 ($.95 per share, on a diluted basis) in fiscal 1998. Backlog at March 31, 1999 was $38,723,000, a 124% increase over the backlog reported at previous fiscal year end. During fiscal 1998, the Company recorded a net tax benefit associated with net operating loss carryforwards and other tax items of $1,963,000, or $.40 per share.

CHANGES IN FINANCIAL CONDITION - Cash and cash equivalents at year-end decreased by $1,924,000 to $366,000, compared to $2,290,000 in 1998. Accounts receivable increased by $1,232,000 from the prior year due to the increased shipments made during 1999. Inventories increased by $2,513,000 during 1999 to support the growth in X-ray equipment shipments and backlog. Prepaid expenses and other current assets increased $943,000 due to advances for certain long lead inventory. Deferred income taxes decreased $932,000 as a result of the Company utilizing a tax benefit associated with its net operating loss carryforwards.

RESULTS OF OPERATIONS - Net sales and contract revenues increased by $24,596,000 or 75% during fiscal year 1999. In 1999, security systems revenues of $54,631,000 represented an increase of $24,717,000 or 83% over 1998. Contract research and engineering revenues of $2,664,000 decreased by $121,000 or 4% over 1998.

Cost of sales and contracts in 1999 of $38,356,000 was $18,540,000 higher than the previous year primarily due to increased equipment sales and performance on several contracts. Cost of sales and contracts represented 67% of revenues during 1999, compared to 61% in 1998. This increase in the cost of sales ratio was due to an expected shift in product mix, investments made in operations infrastructure, and introduction of new or enhanced products in response to growing domestic and international demand.

Selling, general and administrative expenses of $9,083,000 were $1,658,000 higher than the previous year and represented 16% of revenues, compared to 23% in 1998. The increased spending level was primarily due to expanded international sales and marketing activities and costs associated with recruiting for the Company's expanded staff requirements. The decreased ratio of selling, general and administrative expenses to sales is due to the larger revenue base over which to spread these costs.

Company funded research and development spending increased to $6,380,000 in 1999, a 123% increase compared to the $2,856,000 in spending in 1998. Research and development spending in fiscal 1999 and fiscal 1998 was 11% and 9% of revenues, respectively.

In fiscal 1999, the Company recorded a provision for income taxes of 40%, of which the significant components included federal and state income taxes. In fiscal 1999, the effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and non-deductible expenses. In the fourth quarter of fiscal 1998, the Company recorded a tax benefit associated with net operating loss carryforwards and other tax assets as explained in Footnote 5 to the Financial Statements. The aggregate tax benefit recognized was $2,072,000, which resulted in a net tax benefit for the year of $1,963,000.

The Company recorded net profits of $2,045,000 for fiscal year 1999, a decrease of $2,616,000, or 56% below net income of $4,661,000 in the previous year. On a comparative basis, using fiscal 1999 tax provision rate of 40%, fiscal 1998 net profits would have been $1,619,000 resulting in an increase in fiscal 1999 net profits of 26% over fiscal 1998. The Company was profitable in all quarters.

LIQUIDITY AND CAPITAL RESOURCES - Net cash provided by operating activities was $785,000, compared to $696,000 net cash used for operating activities in 1998. During 1999, the Company received $815,000 from the exercise of stock options. Cash and cash equivalents at March 31, 1999 stood at $366,000, a decrease of $1,924,000 over the prior year-end. Working capital at the end of 1999 decreased 3.6% to $14,046,000. The Company's current ratio decreased to 2.4 as compared to
2.6 at the end of 1998.

Fiscal 1999 capital expenditures totaled $3,358,000. This was an increase of 210%, or $2,276,000, from the prior year capital expenditures of $1,082,000. Capital expenditures were comprised primarily of investments in information technology, leasehold improvements, and furniture and fixtures. Capital expenditures are funded by cash generated by operations or from the lines of credit available to the Company.

At the end of fiscal 1999, the Company had $23.3 million in approved bank lines of credit to be used either for short term cash borrowings to support working capital growth or for standby letters of credit to support the bonding requirements of foreign contracts. At the end of fiscal 1999, $1.0 million in borrowings were outstanding and $12.1 million in standby letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank. After the end of the fiscal year, the Company had applied for a $5 million expansion of the credit line.


-    YEAR 2000

The Company has assessed the potential impact of the year 2000 on the Company's internal business systems, products and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

THE COMPANY'S STATE OF READINESS

The Company has evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of testing its non-compliant systems in order to determine the need for upgrade or replacement. The Company expects that its critical information technology systems will be year 2000 compliant before October, 1999. All identified problems will be remediated. The Company will continue testing of its critical internal business systems as the upgrades are placed in production. The Company believes that all of the products that it currently manufactures and sells are year 2000 compliant.

The Company has identified and contacted suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. It is developing a more detailed follow-up to ensure its most critical suppliers and vendors have adequate year 2000 plans in place.

CONTINGENCY PLANS

The Company is developing a contingency plan that will allow its primary business operations to continue despite possible disruptions due to year 2000 problems. These plans include emergency power for information technology in case of a general power failure and redundant data in similar computer systems to be used in case of a failure of the existing IT system. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The primary costs of the year 2000 program relate to existing internal resources. These additional costs will not be material. However, since there is no uniform definition of year 2000 "compliance" and there is no way to anticipate all possible situations, there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES

The company believes it has an effective program in place to resolve the year 2000 issue. However, since it is not possible to anticipate all possible future outcomes there could be "worst case scenarios" in which the company would be unable to conduct its business. While the Company anticipates completion of testing and upgrades on a timely basis, possible "worst case scenarios" include delays in upgrading mission critical IT systems and unexpected costs and delays or disruptions. If any of the Company's material suppliers, vendors or customers experience business disruptions due to year 2000 issues, the Company might also be adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or initiating lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

-    ACQUISITION OF BUSINESS

On August 18, 1998, the Company established its High Energy Systems Division by purchasing certain assets relating to the industrial linear accelerator business of Schonberg Research Corporation of Santa Clara, California for $1,100,000. The components of the purchase price consisted of the following:


          Fixed assets                            $  658
          Raw material inventory                      26
          Patents and other intangible assets        416
                                                  ------
                    Total                         $1,100
                                                  ------
                                                  ------


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

CHANGES IN FINANCIAL CONDITION - Cash and cash equivalents at year-end decreased by $912,000 to $2,290,000, compared to $3,202,000 in 1997. Accounts receivable and unbilled costs and fees increased by $2,070,000 and $2,409,000 respectively from the prior year due to the increased shipments made during 1998 and performance on several contracts. Inventories increased by $4,151,000 during 1998 to support the growth in X-ray equipment shipments and backlog. Customer deposits increased $1,151,000 due to the advanced from a certain long-term contract. Deferred income taxes increased $2,556,000 as a result of the Company recording a tax benefit associated with its net operating loss carryforwards and other tax assets.

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

In the fourth quarter of fiscal 1998, the Company recorded a tax benefit associated with net operating loss carryforwards and other tax assets as explained in Footnote 5 to the Financial Statements. The aggregate tax benefit recognized was $2,072,000, which resulted in a net tax benefit for the year of $1,963,000. In fiscal 1997, the Company recorded a provision for income taxes of 3.9%, of which the significant components included alternative minimum tax payable to the federal government and amounts for state income taxes.

The Company recorded net profits of $4,661,000 for fiscal year 1998, an improvement of $2,736,000, or 142%, over net income of $1,925,000 in the previous year. Using fiscal 1997 tax provision rates, fiscal 1998 net profits would have been $2,589,000, representing an increase of 34% over fiscal 1997. The Company was profitable in all quarters.

LIQUIDITY AND CAPITAL RESOURCES - Net cash used for operating activities was $696,000, compared to $158,000 net cash provided by operating activities in 1997. During 1998, the Company received $884,000 from the exercise of stock options. Cash and cash equivalents at March 31, 1998 stood at $2,290,000, a decrease of $912,000 over the prior year-end. Working capital at the end of 1998 increased 48% to $14,565,000. The Company's current ratio decreased to 2.6 as compared to 3.3 at the end of 1997.

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

At the end of fiscal 1998, the Company had $8.0 million in approved bank lines of credit to be used either for short term cash borrowings to support working capital growth or the standby letters of credit to support the bonding requirements of foreign contracts. At the end of fiscal 1998, no cash borrowings were outstanding and $1.2 million in standby letters of credit were in effect against this credit facility. During April, 1998, the Company renegotiated the line of credit, from $8.0 million to $12.0 million in anticipation of the increased standby letter of credit capacity required to support the growth in international orders. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank.

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

- Subsequent to year-end the Company received a MobileSearch(TM) order from a Middle Eastern customer for counter terrorism; as well as an $8.8 million dollar order from the Abu Dhabi United Arab Emirates Customs Department for a fixed-site CargoSearch(TM) for truck inspection on the border with Saudi Arabia. The Company also received a $35 million order from the Customs Authority of the Arab Republic of Egypt for ten of the Company's CargoSearch(TM) family of products, including multiple units of each of the fixed-site CargoSearch(TM), MobileSearch(TM) and PalletSearch(TM) systems.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

-    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AS OF MAY 31, 1999.


                                        Positions and Offices            Date Assumed
Name                   Age              of Company Held                  Each Position
----                   ---              ------------                     -------------

DIRECTORS
William E. Odom        66               Director                         September 1996
                                        Chairman                         September 1998
Al Gladen              61               Director                         September 1995
Hamilton W. Helmer     52               Director                         February 1993
Donald J. McCarren     59               Director                         February 1993
Herman Feshbach        82               Director                         September 1975
Carl W. Vogt           63               Director                         June 1997
Ralph S. Sheridan      49               Director                         January 1994
                                        President & CEO                  September 1993

EXECUTIVE OFFICERS (Who are not also Directors)
William L. Adams       66               Vice President, Operations         September 1998
Jeffery A Bernfeld     42               Vice President, General            February 1996
                                        Counsel & Clerk
Joseph Callerame       49               Vice President, Technology         June 1998
                                        Chief Technology Officer
Alan H. Rutan          58               Vice President, Engineering        July 1996
Lee C. Steele          49               Vice President, Finance            September 1994
                                        Treasurer & CFO


All Directors and Executive Officers hold office until the next annual meeting of Stockholders and until their successors are duly elected and qualified. No family relationship exists between any of the listed Directors and Executive Officers.

Dr. Herman Feshbach is an Institute Professor Emeritus as the Massachusetts Institute of Technology, a position he has held for more than five years, and has previously served as Chairman of the Physics Department at MIT and Director of the MIT Center for Theoretical Physics. He is a past President of the American Physical Society and the American Academy of Arts and Sciences and is a Fellow of both those Organizations and of the American Association for the Advancement of Sciences. He is on the Board of Governors for Tel Aviv University and the Weizmann Institute of Science, is on the Board of Editors for Daedalus and Editor of the Annals of Physics, and has served as Chairman or Member on numerous committees for the Department of Energy, the National Science Foundation, the National Academy of Sciences, and the American Physical Society. He was awarded the National Medal of Science by President Reagan in 1986. Dr. Feshbach received his Ph.D. from MIT.

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

Dr. Donald J. McCarren is President of an early stage, privately held, functional genomics research organization, Alpha Gene, Inc. Previously, Dr. McCarren served as President of the National Center for Genome Resources, a non-profit corporation located in Santa Fe, New Mexico, which supports genome projects and related research by providing resources such as expertise in bioinformatics. Prior to assuming that position in 1997, Dr. McCarren was the founder of Tacora Corporation, a medical technology company located in Seattle, Washington. From July 1992 to June 1994, he was President and Chief Operating Officer of ImmunoGen, Inc., a small molecule cancer research and development company located in Cambridge, Massachusetts. Prior to that, Dr. McCarren spent almost 9 years in Erbamont N.V. serving as President (1990 to 1992) of the Adria Laboratories Division of Erbamont N.V. in Columbus, Ohio, and Corporate Vice President of Worldwide Marketing and Business Development (1989 to 1990) and Vice President of Far East and Austral-Asian Operations (1986 to 1989) of Erbamont, N.V. Dr. McCarren holds a Ph.D. in Developmental Economics.

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

Mr. Lee C. Steele joined the Company in September 1994 as Vice President of Finance and Chief Financial Officer. From 1991 until he joined the Company, Mr. Steele was a principal of Asset Management Corporation, a Waltham, Massachusetts consulting firm specializing in the analysis and resolution of complex financial and operational challenges for small and medium size businesses. Until 1991, Mr. Steele was a Partner at Deloitte & Touche, specializing in profit planning, corporate finance and troubled company situations. He holds a M.B.A. from Harvard Business School and an engineering degree from Case Western Reserve University.

Dr. William Adams is President of Adtech Consulting, Inc., a technology and management consulting firm located in Columbus, Ohio. Dr. Adams joined AS&E in July 1997 as acting Chief Technology Officer. In August 1998 he became the acting Vice President of Operations. Prior to joining AS&E Dr. Adams spent over thirty years in engineering and general management in process automation firms including AccuRay, Combustion Engineering, and ABB. During this period he held positions as Vice President of Field Service, VP of Engineering, Senior Vice President of Engineering, Manufacturing, and Marketing, and Vice President of Quality. In 1987 Dr. Adams established a process automation joint venture in Russia for Combustion Engineering. Dr. Adams and his wife moved to Moscow in 1991 where he managed the joint venture for ABB after Combustion Engineering was acquired by ABB. Dr. Adams retired from ABB in 1994 and established Adtech Consulting, Inc. Dr. Adams holds a BS in Electrical Engineering from Michigan Technological University, a SM in Electrical Engineering from MIT, and a Ph.D. from Purdue University.

ITEM 11.  EXECUTIVE COMPENSATION

- THE FOLLOWING CHART PROVIDES INFORMATION CONCERNING COMPENSATION PAID BY THE COMPANY DURING THE YEAR ENDED MARCH 31, 1999 TO THE CHIEF EXECUTIVE OFFICER AND EACH OF THE FOUR MOST HIGHLY COMPENSATED EXECUTIVE OFFICERS OF THE COMPANY WHOSE AGGREGATE COMPENSATION EXCEEDED $100,000.

                              SUMMARY COMPENSATION

                                                                     Long-Term
                                                 Annual               Compen-
                                               Compensation           sation
                                           ----------------------                   All Other
     Name and Principal        Fiscal                                Option       Compensation
     Position                   Year       Salary ($)   Bonus ($)    Awards (#)       ($)(1)
     --------                  -----       ----------   ---------    ----------   --------------
     Ralph S. Sheridan         1999         245,495     230,000             --         5,658
     President and CEO         1998         240,000     230,000             --         7,729
                               1997         222,213     270,385(3)     225,000         4,479

     William L. Adams          1999         174,500          --         10,000            --
     Vice President            1998         112,800          --             --            --
     Operations

     Jeffrey A. Bernfeld       1999         166,350          --(4)          --           980
     Vice President, General   1998         130,000      30,000         20,000           408
     Counsel                   1997         120,408      19,000         16,000           408


     Joseph Callerame          1999         160,828          --(4)      50,000         2,212
     Vice President            1998              --          --             --            --
     CTO

     Lee C. Steele             1999         135,664          --(4)      10,000           774
     Vice President and        1998         125,077      29,750         30,000           752
     CFO                       1997         120,560      27,000             --           752


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

(4) The bonus amount for these officers has not been determined for fiscal year 1999.

(5) Mr. Sheridan has an employment contract with the Company that provides for his employment as President and Chief Executive Officer, and as a Director, through September 1999, at an annual salary of $255,000, subject to annual review, plus performance bonuses tied to specific accomplishments. This contract replaces Mr. Sheridan's original contract with the Company, which expired in September 1996.

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

In the event that Mr. Sheridan's employment with the Company is terminated without "Cause", or by him for Good Reason (as defined in the employment contract), he will receive twelve months' pay and any previously earned bonuses. In the event that Mr. Sheridan's employment with the Company is terminated for "Cause", or by him other than for Good Reason (as defined in the employment contract), or by his death or disability, he will not be entitled to receive any salary beyond the date of termination, and he will only be entitled to receive previously earned bonuses if the termination is caused by death or disability.

Dr. Callerame and Mr. Steele have agreements with the Company granting each of them severance payments equal to one year's salary if he is terminated in connection with a change of control of the Company as defined in the agreement. The agreement also provides that if each of them is terminated for any reason other than "Cause" as defined in the agreement, he will be entitled to receive an amount equal to at least six months salary.

- THE FOLLOWING TABLES PROVIDE INFORMATION CONCERNING THE GRANT OF OPTIONS IN FISCAL YEAR 1999 TO EXECUTIVE OFFICERS NAMED IN THE SUMMARY COMPENSATION TABLE AND OPTIONS EXERCISED BY THOSE OFFICERS.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                   Individual Grants                      Potential Realizable Value
                         ----------------------------------------------   at Assumed Annual Rates
                                                                          of Stock Price
                                   % of Total                             Appreciation for Option
                                   Options                                Term ($)
                                   Granted to                            ---------------------------
                         Options          All    Exercise    Expiration
                         Granted    Employees    Price ($)         Date   5%/year         10%/year
                         -------    ---------    ---------   ----------   -------         --------
Ralph S. Sheridan              0          N/A          N/A         N/A        N/A              N/A
William L. Adams          10,000          N/A        13.00         N/A          0           54,804
Jeffrey A. Bernfeld            0          N/A          N/A         N/A        N/A              N/A
Joseph Callerame          50,000          N/A        13.50     6/01/08          0          249,021
Lee C. Steele             10,000          N/A        11.50    11/10/08      1,059           69,804


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                                                      Number of           Value of Unexercised In-
                                                  Unexercised Options       The-Money Options at
                                                  at Fiscal Year End         Fiscal Year End -
                          Shares                  March 31, 1999 (#)         March 31, 1999 ($)
                        Acquired                 ---------------------    ------------------------
                              on       Value
                        Exercise    Realized     Exerc-       Unexerc-    Exerc-        Unexerc-
                             (#)        ($)      isable        isable     isable         isable
                        ---------   ---------    -------      --------    ------        --------

Ralph S. Sheridan              0           0    270,000        75,000     480,000              --
William L. Adams               0           0     10,000            --          --              --
Joseph Callerame               0           0     12,500        37,500          --              --
Jeffrey A. Bernfeld            0           0     46,667        13,333          --              --
Lee C. Steele                  0           0     63,300        26,700     271,875              --



-    COMPENSATION OF DIRECTORS

Directors who are also employees of the Company do not receive additional compensation as Directors. Non-Employee Directors (other than the Chairman) receive annual compensation of 2,000 shares of Company Common Stock issuable on January 10th in each year, and options to purchase 7,000 shares of Common Stock at the closing price on the date of the Annual Meeting in each year. Dr. Feshbach receives 2,500 shares of Common Stock on January 10th in each year and continues to receive deferred compensation under a now discontinued plan described below. No meeting fees or other fees are payable to any Director. See
Item 13 - Certain Relationships and Related Transactions for additional information concerning certain Directors.

Dr. Feshbach is covered by a nonfunded deferred compensation plan (adopted in 1976 and amended in 1977, 1980, 1986, 1990 and 1992) that provides for periodic payments beginning at age 65, based on length of service.
During the year, Dr. Feshbach received $4,752 under the Plan.

- COMPENSATION COMMITTEE INTERLOCKS, INSIDER PARTICIPATION AND SECTION 16 REPORTING

During the fiscal year ended March 31, 1999, the Company's Compensation Committee consisted of Dr. Herman Feshbach, Dr. Hamilton W. Helmer and Dr. Donald J. McCarren. No reportable relationship existed with respect to any member of the Compensation Committee.

Section 16(a) of the Securities Exchange Act of 1934 requires certain persons, including the Company's Directors and Executive Officers, to file initial reports of beneficial ownership of the Company's securities and reports of changes in beneficial ownership with the Securities and Exchange Commission. For fiscal year 1999, the Company believes that all required reports were filed on time.


-    BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors (consisting of the two outside Directors whose names appear below this Report) has sole responsibility for compensation issues relating to the Chief Executive Officer. Compensation practices and policies for the other executive officers are set by the Chief Executive Officer with the advice of the Compensation Committee.

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

In line with this approach, the Company entered into a new employment agreement with its President and Chief Executive Officer, Mr. Ralph S. Sheridan, in 1996 (effective as of September 1996). This Agreement was based, in part, on an independent consultant's analysis of compensation arrangements for chief executives of comparable companies, and was also based on a careful review of the most important goals and objectives for the Company. The Agreement provided for initial annual cash compensation of $240,000, subject to annual adjustment in the Committee's discretion, plus annual incentive bonuses of up to $230,000 tied to specific, agreed upon annual performance criteria. In addition, in order to provide for long-term incentives, the

Company has issued to Mr. Sheridan nonstatutory stock options to purchase 225,000 shares of Common Stock which vest ratably over three years.

For the contract year ended in September 1998, the Committee awarded Mr. Sheridan a cash bonus of $230,000, representing 100% of the potential award under his contract and raised his annual salary to $255,000 a 6.25% increase. This award represents the Committee's determination that Mr. Sheridan had done an excellent job over the preceding twelve months and had met all of the goals and objectives jointly established by the Committee and Mr. Sheridan.

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

Report Submitted By:  William Odom and Carl Vogt.

-    STOCK PERFORMANCE CHART

The following chart graphs the performance of the cumulative total return to shareholders (stock price appreciation plus dividends) during the previous five years in comparison to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Standard & Poor's 500 High-Tech Composite Stock Price Index.

                       [TOTAL SHAREHOLDER RETURNS CHART]


                                                 INDEXED RETURNS
                                 BASE              YEARS ENDING
                                 PERIOD      ------------------------------------------------------
COMPANY / INDEX                  MAR94       MAR95      MAR96       MAR97       MAR98        MAR99
---------------                  -----       -----      -----       -----       -----        -----
AMERICAN SCIENCE ENGINEERING      100       161.29      254.84      312.90       351.61      183.87
S&P 500 COMP-LTD                  100       115.57      152.67      182.93       270.74      320.72
TECHNOLOGY-500                    100       126.54      170.85      230.96       349.06      559.93


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


          Name of                       Amount and Nature of        Percent
          Beneficial Owner              Beneficial Ownership(1)     of Class
          ----------------              -----------------------     --------
          Jeffrey A. Bernfeld                      49,258               (2)
          William L. Adams                         20,000               (2)
          Joseph Callerame                         31,600               (2)
          Herman Feshbach                          19,040               (2)
          Al Gladen                                62,055              1.26
          Hamilton W. Helmer                       55,781              1.13
          Donald J. McCarren                       63,581              1.29
          William E. Odom                          23,000               (2)
          Alan H. Rutan                            46,874               1.0
          Ralph S. Sheridan                       476,743              9.23
          Lee C. Steele                            72,396               1.5
          Carl W. Vogt                             26,166               (2)
          Directors and Officers
            as a Group (12 persons)               946,494              17.3


(1) Includes shares that may be acquired under stock options and warrants exercisable within sixty days after the date of this table, as follows:
         Mr. Bernfeld - 46,667; Dr. Adams - 10,000; Dr. Callerame - 25,000; Dr. Feshbach - 2,500; Mr. Gladen - 21,000; Dr. Helmer - 46,000; Dr. McCarren - 47,000; Mr. Odom - 14,000; Mr. Rutan -29,334; Mr. Sheridan - 270,000; Mr. Steele - 63,300; Mr. Vogt - 7,000; and all Directors and Officers as a group - 581,801. All ownership reported herein includes sole voting and investment power.

(2)       Amount owned constitutes less than one percent.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Gladen provides engineering and management services to the Company on a regular basis. In fiscal year 1999, the compensation paid to Dabster, Inc., a corporation of which Mr. Gladen is the President, for such services was $212,000.

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

             AMERICAN SCIENCE AND ENGINEERING, INC., AND SUBSIDIARY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

(Submitted in answer to Item 8 and Item 14 of Form 10-K, Securities and Exchange Commission)



CONSOLIDATED FINANCIAL STATEMENTS                                          PAGE
                                                                           ----
Report of Independent Public Accountants                                   27
Consolidated Balance Sheets - March 31, 1999 and March 31, 1998            28-29
Consolidated Statements of Operations                                      30
 For the Years Ended March 31, 1999 March 31, 1998, and March 28, 1997
Consolidated Statements of Stockholders' Investment                        31
 For the Years Ended March 31, 1999,  March 31, 1998,
 and March 28, 1997
Consolidated Statements of Cash Flows                                      32
 For the Years Ended March 31, 1999, March 31, 1998  and March 28, 1997
Notes to Consolidated Financial Statements - March 31, 1999                33-43

CONSOLIDATED SUPPLEMENTARY FINANCIAL INFORMATION

Unaudited quarterly consolidated financial data for
         the years ended March 31, 1999, and March 31, 1998                44

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To American Science and Engineering, Inc.:

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. (a Massachusetts corporation) and subsidiary as of March 31, 1999 and March 31, 1998 and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Science and Engineering, Inc. and subsidiary as of March 31, 1999 and March 31, 1998 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

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



Boston, Massachusetts
May 15, 1999

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1999 AND MARCH 31, 1998
                              Dollars in thousands


                                                        1999       1998
                                                      -------     -------
            ASSETS
            CURRENT ASSETS:

Cash and cash equivalents (Note 2)                    $   366     $ 2,290

Accounts receivable, net of allowances of
 $259 in 1999 and $116 in 1998 (Note 1)                 7,958       6,955

Unbilled costs and fees, net of allowances of
 $447 in 1999 and $549 in 1998 (Note 1)                 2,374       3,190

Inventories (Note 1)                                   11,083       8,737

Deferred income taxes (Notes 1 and 5)                   1,370       2,351

Prepaid expenses and other current assets               1,224         263
                                                      -------     -------
TOTAL CURRENT ASSETS                                   24,375      23,786
                                                      -------     -------

Non-current deferred income taxes (Notes 1 and 5)         254         205

Deposits                                                   17          24
Other Assets                                              115         126
Patents and other intangibles, net of accumulated
 amortization of $55 in 1999 and $0 in 1998
 (Notes 1 and 3)                                          401        --

Property, equipment and leasehold
 improvements, net of accumulated depreciation of
 $9,677 in 1999 and $9,394 in 1998
 (Notes 1 and 3)                                        5,042       1,852
                                                      -------     -------
                                                      $30,204     $25,993
                                                      -------     -------
                                                      -------     -------


The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        MARCH 31, 1999 AND MARCH 31, 1998
                              Dollars in thousands


                                                        1999          1998
                                                        ----          ----
LIABILITIES & STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Line of Credit                                        $  1,000     $  --
Current maturities of obligations
  under capital leases (Note 3)                             20           20
Accounts payable                                         4,456        4,360
Accrued salaries and benefits                              868          831
Accrued warranty costs (Note 1)                            374          497
Accrued income taxes (Notes 1 and 5)                       350          615
Deferred revenue (Note 1)                                  756        1,240
Customer deposits (Note 1)                               1,281        1,151
Other current liabilities                                1,224          507
                                                      --------     --------
TOTAL CURRENT LIABILITIES                               10,329        9,221
                                                      --------     --------
NON-CURRENT LIABILITIES:
Obligations under capital leases, net
   of current maturities (Note 3)                           20           22
Deferred revenue (Note 1)                                   67          232
Deferred compensation (Note 11)                            149          154
Deferred rent (Note 1)                                     292          280
                                                      --------     --------
TOTAL NON-CURRENT LIABILITIES                              528          688
                                                      --------     --------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, and 11)

STOCKHOLDERS' INVESTMENT: (Notes 6 and  7)
Preferred stock, no par value
  Authorized - 100,000 shares
  Issued - None
Common stock, $.66-2/3 par value
  Authorized - 20,000,000 shares
  Issued 4,877,767 shares in 1999
  and 4,743,569 shares in 1998                           3,252        3,162
Capital in excess of par value                          17,394       16,278
Accumulated deficit                                       (659)      (2,704)
                                                      --------     --------
                                                        19,987       16,736
Note receivable-Officer (Note 8)                          (640)        (640)
Less: treasury stock 6,678 shares
  in 1998, at cost                                        --            (12)
                                                      --------     --------
TOTAL STOCKHOLDERS' INVESTMENT                          19,347       16,084
                                                      --------     --------
                                                      $ 30,204     $ 25,993
                                                      --------     --------
                                                      --------     --------

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED MARCH 31, 1999, MARCH 31, 1998, AND MARCH 28, 1997
                 Dollars in thousands, except per share amounts


                                                 1999          1998          1997
                                               --------      --------      --------
NET SALES AND CONTRACT REVENUES
  (Notes 1 and 10)                             $ 57,295      $ 32,699      $ 28,479
Cost of sales and contracts (Note 1)             38,356        19,816        18,423
                                               --------      --------      --------
GROSS PROFIT                                     18,939        12,883        10,056

EXPENSES:
Selling, general and administrative               9,083         7,425         6,494
Research and development (Note 1)                 6,380         2,856         1,602
                                               --------      --------      --------
TOTAL EXPENSES                                   15,463        10,281         8,096
                                               --------      --------      --------
OPERATING INCOME                                  3,476         2,602         1,960
                                               --------      --------      --------
OTHER INCOME/(EXPENSE):
Interest, net                                        83           118           111
Other, net                                         (150)          (22)          (68)
                                               --------      --------      --------
TOTAL OTHER INCOME (EXPENSE)                        (67)           96            43
                                               --------      --------      --------
INCOME BEFORE PROVISION FOR (BENEFIT FROM)
   INCOME TAXES                                   3,409         2,698         2,003
PROVISION FOR (BENEFIT FROM) INCOME TAXES
   (NOTE 5)                                       1,364        (1,963)           78
                                               --------      --------      --------
NET INCOME                                     $  2,045      $  4,661      $  1,925
                                               --------      --------      --------
                                               --------      --------      --------
INCOME PER SHARE         - BASIC               $    .43      $   1.00      $    .43
                                               --------      --------      --------
                                               --------      --------      --------
                         - DILUTED             $    .40      $    .95      $    .40
                                               --------      --------      --------
                                               --------      --------      --------
WEIGHTED AVERAGE SHARES  - BASIC                  4,813         4,646         4,491
                                               --------      --------      --------
                                               --------      --------      --------
                         - DILUTED                5,071         4,917         4,826
                                               --------      --------      --------
                                               --------      --------      --------



The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                  FOR THE YEARS ENDED MARCH 31, 1999, MARCH 31,
                            1998, AND MARCH 28, 1997
                   Amounts in thousands, except share amounts



                               COMMON STOCK        CAPITAL IN      ACCU-       NOTE             TREASURY STOCK
                          ----------------------    EXCESS OF     MULATED    RECEIVABLE        ------------------
                           SHARES       AMOUNT      PAR VALUE     DEFICIT      OFFICER         SHARES     AMOUNT       TOTAL
                          ---------    ---------    ---------    ---------    ---------        ------    --------    ---------

BALANCE,
MARCH 29, 1996            4,500,627    $   3,001    $  14,556    $  (9,290)   $    (640)       67,377    $   (126)   $   7,501

Net income                     --           --           --          1,925         --            --          --          1,925
Exercise of stock
  options (Note 6)           68,723           46          396         --           --           5,464         (69)         373
Issuance of stock
  (Note 7)                   15,859           11          321         --           --         (10,000)         19          351
                          ---------    ---------    ---------    ---------    ---------        ------    --------    ---------
BALANCE,
MARCH 28, 1997            4,585,209        3,058       15,273       (7,365)        (640)       62,841        (176)      10,150

Net income                     --           --           --          4,661         --            --          --          4,661
Exercise of stock
  options (Note 6)          152,735          101          783         --           --            --          --            884
Issuance of stock             5,625            3          222         --           --         (56,163)        164          389
                          ---------    ---------    ---------    ---------    ---------        ------    --------    ---------
BALANCE,
MARCH 31, 1998            4,743,569        3,162       16,278       (2,704)        (640)        6,678         (12)      16,084

Net income                     --           --           --          2,045         --            --          --          2,045
Exercise of stock
  options (Note 6)          108,485           72          743         --           --            --          --            815
Retirement of Treasury
 stock                       (6,178)          (4)          (8)        --           --          (6,678)         12         --
Issuance of stock            31,891           22          381         --           --            --          --            403
                          ---------    ---------    ---------    ---------    ---------        ------    --------    ---------
BALANCE,
MARCH 31, 1999            4,877,767    $   3,252    $  17,394    $    (659)   $    (640)         --      $   --      $  19,347
                          ---------    ---------    ---------    ---------    ---------        ------    --------    ---------
                          ---------    ---------    ---------    ---------    ---------        ------    --------    ---------


The accompanying notes are an integral part of these consolidated financial statements

                   AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED MARCH 31, 1999, MARCH 31, 1998,
                                  AND MARCH 28, 1997
                                 Dollars in thousands

                                                             1999       1998       1997
                                                            -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 2,045    $ 4,661    $ 1,925
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
  Depreciation and amortization                                 905        534        352
  Provisions for contract, inventory, accounts
   receivable and warranty reserves                           1,135        896        795
  Deferred income tax                                           932     (2,556)      --
  Change in assets and liabilities:
    Accounts receivable                                      (1,232)    (2,070)    (1,322)
    Unbilled costs and fees                                     816     (2,409)        (7)
    Inventories                                              (2,513)    (4,151)      (422)
    Prepaid expenses, other assets,
     and deposits                                              (943)        (7)       273
    Accounts payable                                             96      2,107        232
    Accrued income taxes                                       (265)       525         90
    Customer deposits                                           130      1,151     (2,670)
    Deferred revenue                                           (649)       714        151
    Accrued expenses and other
     current liabilities                                        321        326        111
    Noncurrent liabilities                                        7       (417)       650
                                                            -------    -------    -------
     Total adjustments                                       (1,260)    (5,357)    (1,767)
                                                            -------    -------    -------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES       785       (696)       158
                                                            -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net                 (3,358)    (1,082)      (730)
     Acquisition of business assets                          (1,100)      --         --
     Purchase of patents and intangibles                        (40)      --         --
                                                            -------    -------    -------
     Cash used in investing activities                       (4,498)    (1,082)      (730)
                                                            -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings (Note 11)                       1,000       --         --
     Proceeds from exercise of stock options                    815        884        412
     Principal payments of capital lease obligations            (26)       (18)       (15)
                                                            -------    -------    -------
     Cash provided by financing activities                    1,789        866        397
                                                            -------    -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (1,924)      (912)      (175)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                2,290      3,202      3,377
                                                            -------    -------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $   366    $ 2,290    $ 3,202
                                                            -------    -------    -------
                                                            -------    -------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid                                          $    43    $     6    $    10
     Income taxes paid                                          667         40         30

NON-CASH TRANSACTIONS:
     Issuance of stock in lieu of fees                      $   403    $   225    $   332
     Capital lease obligation for equipment                      24       --         --
     Issuance of treasury stock in lieu of fees                --          164       --
     Stock option exercises                                    --         --           30
     Common stock received to treasury for stock
     option exercises                                          --         --          (69)
     Stock bonus issued to Officer from treasury               --         --           19



The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


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

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. Effective the quarter ended September 30, 1997, the Company elected to change financial reporting from a fiscal month end to a calendar month end. The year end reporting period now ends on March 31. This change in year end had no material effect on the results of operations for the years presented. The Company's fiscal years ended on March 31, 1999, March 31, 1998, and March 28, 1997.

INVENTORIES Inventories are stated at the lower of cost, computed on a first-in, first-out basis, or market and generally include material, labor and factory overhead.

The components of inventories at March 31, 1999 and 1998 were as follows (dollars in thousands):


                                           1999        1998
                                          -------     -------
          Raw materials and completed
             subassemblies                $ 5,570     $ 4,958
          Work-in-process                   5,513       3,654
          Finished goods                     --           125
                                          -------     -------
                                          $11,083     $ 8,737
                                          -------     -------
                                          -------     -------


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

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

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

Under the terms of most of its cost-reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $424,000 in 1999 and $856,000 in 1998) result from both commercial contract retentions and government contract withholdings generally for 15% of fees, as well as differences between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees.

Included in accounts receivable and unbilled costs and fees at March 31, 1999 and 1998 are $8,257,000 and $8,098,000, respectively, attributable to both prime and subcontracts with the U.S. Government.

WARRANTY COSTS AND DEFERRED REVENUE In general, the Company provides a one-year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued for at time of sale and is captioned as a balance sheet liability, Accrued Warranty. The Company also offers to its customers extended warranty and service contracts beyond the initial year of warranty. The coverage period of these contracts will typically range from one to five years, with payment in advance recorded as Deferred Revenue. Substantially all of the deferred revenue included in the accompanying 1999 balance sheet will be recognized within 2 years.

CUSTOMER DEPOSITS For most international orders, the Company generally includes, as part of its terms and conditions, an advance deposit with order acceptance. For long-term international contracts, the Company will generally include milestone payments tied to a specific event and/or passage of time. These deposit amounts are recorded as a liability under "Customer Deposit" until reduced by revenue recognized against the specific contract. As of March 31, 1999 and 1998, total customer deposits amounted to $1,281,000 and $1,151,000, respectively.

DEFERRED RENT The Company entered into a lease for its office and manufacturing facilities. This lease has escalation clauses. Generally accepted accounting principles require normalization of the rental expense over the life of the lease, resulting in deferred rent being reflected in the accompanying 1999 consolidated balance sheet.

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

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

INCOME PER COMMON AND COMMON EQUIVALENT SHARES In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. The Company adopted SFAS 128 in fiscal 1998 and as required, restated per share amounts for all prior periods presented to conform to the new requirements. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company's common stock for the period.

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

NEW ACCOUNTING PRONOUNCEMENTS In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position No. 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. The Company does not anticipate any impact from adopting SOP 98-5 as the Company currently expenses start-up and organization costs as incurred.

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In May 1999 the FASB issued a proposed statement entitled "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective date of FASB Statement No. 133", which if adopted would defer the effective date by one year. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

The Company does not anticipate any impact on its financial statements from the adoption of SFAS 133.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

PRESENTATION Certain amounts in 1998 and 1997 have been reclassified to conform to the 1999 financial statement presentation.

2.   CASH AND CASH EQUIVALENTS

The Company considers all investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value at year end 1999 and 1998. The Company has repurchase agreements with a regional bank. The repurchase agreements are collateralized by investments principally consisting of U.S. Government Agency securities in the amount of at least 100% of such obligation.

3.   OPERATING AND CAPITAL LEASE AGREEMENTS

In January 1995, the Company entered into a lease agreement for its new office and manufacturing facilities in Billerica, Massachusetts. This lease has a term of 10 years which started March 1, 1995, with an option to extend for 10 additional years. During fiscal year 1998 the Company leased additional space in the current building and amended the lease. Escalation clauses provide for rent increases after the first and fifth year of the rental term. In January 1998, the Company leased additional manufacturing and office space at a nearby location. This lease has a term of five years. During August 1998, the Company entered into a three-year lease agreement for a facility located in Santa Clara, CA. The lease has two three-year optional extension terms. The Company incurred $649,000, $541,000, and $501,000 of rent expense in 1999, 1998, and 1997 respectively. The security deposits on these leases amount to $106,000.

Future minimum rental payments under the Company's operating leases, excluding real estate taxes, insurance and operating costs paid by the Company required over the initial terms of the leases are as follows (in thousands):


            YEAR ENDING MARCH 31,
          -------------------------
          2000             $    723
          2001                  821
          2002                  741
          2003                  663
          2004                  605
          Thereafter            554
                           --------
                           $  4,107
                           --------
                           --------


During fiscal years 1999 and 1995 the Company entered into lease agreements for the purchase of certain office equipment. These leases are classified as capital leases under generally accepted accounting principles and are payable in monthly installments over a period of up to 60 months with interest rates ranging from 7.0% to 11.5%. Future minimum lease payments are as follows (in thousands):


                    YEAR ENDING MARCH 31,
                    ---------------------

          2000                                     $ 37
          2001                                        5
                                                   ----
          Total minimum lease payments               42
          Less:  Amounts representing interest      (2)
                                                   ----
          Present value of net minimum
             lease payments                        $ 40
                                                   ----
                                                   ----


              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

4.   LINE OF CREDIT

In August 1998, the Company expanded its domestic credit facilities with State Street Bank and Trust Company, BankBoston N.A., and the Export Import Bank of the United States (ExIm). The expanded line of credit, which is secured by accounts receivable from ongoing customers as well as inventory, has two components. The first component includes a $15,000,000 revolving line of credit to support working capital and the issuance of standby letters of credit; the second component includes a $8,250,000 ExIm guaranteed export credit agreement to support foreign export contracts. Monthly interest payments on this line of credit are at the prime interest rate. There is a quarter percent (.25%) commitment fee on the unused portion of the line. These two existing credit facilities replace the Company's $12.0 million credit agreement with State Street Bank. As of March 31, 1999 and 1998, there was $1,000,000 and $0 borrowings against the line, respectively. After the end of the fiscal year, the Company had applied for a $5 million expansion of the credit line. As of March 31, 1999 there were $12.1 million of outstanding letters of credit in effect against the credit facilities. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank.

5.   INCOME TAXES

The provision (benefit) for income taxes for the years ended March 31, 1999, March 31, 1998, and March 28, 1997 consisted of the following (in thousands):


                                    1999         1998         1997
                                  -------      -------      -------
Current:
  Federal                         $    83      $    51      $    40
  State                               349          353           38
                                  -------      -------      -------
                                      432          404           78
Deferred:
  Federal                             975        1,244          590
  State                               (43)         (49)         112
                                  -------      -------      -------
                                      932        1,195          702
                                  -------      -------      -------
Change in valuation allowance         --        (3,562)        (702)
                                  -------      -------      -------

Total                             $ 1,364      $(1,963)     $    78
                                  -------      -------      -------
                                  -------      -------      -------


The difference between the total expected provision (benefit) for income taxes computed by applying the statutory federal income tax rate to income before provision (benefit) for income taxes and the recorded provision (benefit) for income taxes for the three years in the period ended March 31, 1999 follows (in thousands):


                                                   1999         1998         1997
                                                 -------      -------      -------
Provision for income taxes at statutory rate     $ 1,159      $   917      $   681
State tax provision net of federal benefit           202          233           99
Permanent non-deductible expenses                     30           17           17
Expiration of tax credits                           --            190         --
Change in valuation allowance                       --         (3,562)        (702)
Alternative minimum tax                             --           --             40
Effect of FSC exclusion                              (19)        --           --
Other                                                 (8)         242          (57)
                                                 -------      -------      -------
                                                 $ 1,364      $(1,963)     $    78
                                                 -------      -------      -------
                                                 -------      -------      -------


              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

The significant components of the net deferred tax asset at March 31, 1999 and 1998 follow (in thousands):


                                              1999                  1998
                                       -------------------   -------------------
                                       Current  Non-current  Current Non-current
                                       -------  -----------  ------- -----------
       ASSETS:
     Net operating loss carryforwards   $ --      $ --       $1,117    $ --
       Accounts receivable
          and unbilled costs and fees      275                  259      --
       Inventory                           232                  175      --
       Deferred revenue                    233                  259      --
       Accrued vacation                    195                  136      --
       Accrued warranty costs              146                  194      --
       Tax credits and other               289       254        211       205
                                        ------    ------     ------    ------
                                         1,370       254      2,351       205

       LESS:
       Valuation allowance                --        --         --        --
                                        ------    ------     ------    ------
       Net deferred income tax assets   $1,370    $  254     $2,351    $  205
                                        ------    ------     ------    ------
                                        ------    ------     ------    ------


The change in the valuation allowance for the years ended March 31, 1999 and 1998 follows (in thousands):



                                                     1999       1998
                                                     ----       ----
     Valuation allowance, beginning of year          $--     $ 3,562
     Decrease due to change in estimate of future
     taxable earnings                                 --      (3,562)
                                                     ----     ------
     Valuation allowance, end of year                $--     $  --
                                                     ----     ------
                                                     ----     ------


A valuation allowance is provided when it is more likely than not that some portion of the net deferred tax asset will not be realized. All available evidence, both positive and negative, is considered by management in forming a conclusion regarding the need for a valuation allowance. Prior to 1998, the Company maintained a full valuation allowance for net operating loss carryforwards and other deferred tax amounts as a result of numerous negative factors including the Company's history of recurring losses, the Company's reliance on U.S. government agencies for sales, uncertainties related to the cost of new business initiatives and ongoing litigation. In the fourth quarter of 1998, management concluded that positive factors - consistent profitability, revenue growth, improved competitive position and stable business operations outweighed negative factors. Based on these positive factors and the Company's expected taxable income, the valuation allowance was reduced to zero with a corresponding benefit recorded in the provision for income taxes for 1998.

The Company has available investment tax and other credits of approximately $67,000 expiring through 2001.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

6.   COMMON STOCK

STOCK OPTION PLANS The Company has various stock option plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of March 31, 1999: 1981, 1984, 1985, and 1987 Stock Option Plans; 1993, 1994-1995 and 1996 Stock Option Plan for Non-employee Directors; two CEO Employment Agreement Plans; 1995 Combination Plan; 1997 and 1998 Non-Qualified Option Plan; and 1994-95 Stock Option Plan for New Employees. As of March 31, 1999, 333,292 shares have been reserved and are available for future grant. Vesting periods on these plans range from immediate vesting to four years. Options under these plans are granted at fair market value and generally become exercisable within one to two years of the grant date and terminate ten years from the date of grant. In addition, the Company has a common stock installment purchase plan under which the Board of Directors may grant to key personnel the right to purchase shares of the Company's common stock at fair market value and to pay the purchase price in twelve equal monthly installments. As of March 31, 1999, no shares have been reserved or granted under this plan.

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

PRO FORMA STOCK-BASED COMPENSATION EXPENSE In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth a fair-value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based compensation plans. Had compensation cost for awards in 1999, 1998 and 1997 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:


     In thousands except per share amounts     1999        1998        1997
                                               ----        ----        ----
     Net income:
           As reported                       $  2,045    $  4,661    $  1,925
           Pro forma                               86       3,200         591
     Income per share - Basic:
           As reported                       $    .43    $   1.00    $    .43
           Pro forma                              .02         .69         .13
     Income per share - Diluted:
           As reported                       $    .40    $    .95    $    .40
           Pro forma                              .02         .65         .12


              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

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

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.38% to 5.79%, 5.42% to 6.57%, and 5.97% to 6.64% for 1999, 1998, and 1997, respectively, and expected life of 5 years, expected volatility of 47%, 38%, and 30% for 1999, 1998, and 1997, respectively, and an expected dividend yield of 0% for all three years.


STOCK OPTION ACTIVITY A summary of the Company's stock option activity is as follows:


                                       1999                     1998                      1997
                              -----------------------  -----------------------    ---------------------
                                            Weighted                 Weighted                  Weighted
                                             Average                  Average                   Average
                              Number of     Exercise   Number of     Exercise   Number of      Exercise
                               Shares         Price     Shares         Price      Shares        Price
                              ---------     ---------  ---------     ---------    -------     ---------
     Options outstanding,
     beginning of year        1,116,030     $    9.59  1,001,141     $   10.16    557,404     $    5.72
     Options granted            395,850         12.58    286,608         11.47    537,610         12.56
     Options exercised         (108,485)         7.39   (152,735)         5.79    (68,723)         5.32
     Options expired            (64,597)        10.74    (18,984)        10.99    (25,150)         8.06
                                -------                  -------                 -------
     Options outstanding,
     end of year              1,338,798         10.60  1,116,030          9.59  1,001,141         10.16
                                -------                  -------                 -------
                                -------                  -------                 -------
     Options exercisable        857,283          9.54    652,830          7.90    529,241          6.21
                                -------                  -------                 -------
                                -------                  -------                 -------
Options available
    for grant                   333,292                  580,042                 172,551
                                -------                  -------                 -------
                                -------                  -------                 -------
Weighted average fair
value per share of
options granted
during the year                                  5.86                     4.33                     4.24


              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

The following summarizes certain data for options outstanding at March 31, 1999:


                                                                            Weighted
                                                              Weighted       Average
                                                               Average     Remaining
                               Number of          Range of    Exercise   Contractual
                                  Shares   Exercise Prices       Price          Life
                                  ------   ---------------       -----          ----
     Options outstanding,
     end of year:                123,640    $3.25 - $ 5.25   $   4.00           4.70
                                 228,150     5.25 -   8.25       6.24           5.60
                                 412,450     8.25 -  11.38      10.71           8.50
                                 574,558    11.38 -  16.25      13.67           8.30
                               ---------
                               1,338,798                        10.60           7.60
                               ---------
                               ---------
     Options Exercisable:        123,640   $ 3.25 - $ 5.25   $    4.00
                                 228,150     5.25 -   8.25        6.24
                                 204,785     8.25 -  11.38       10.55
                                 300,708    11.38 -  16.25       13.62
                               ---------
                                 857,283                     $    9.54
                               ---------
                               ---------


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


7.   EMPLOYMENT AGREEMENT AND NOTE RECEIVABLE FROM OFFICER

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

In addition, the Company's Chief Executive Officer purchased 160,000 shares of common stock at a price of $4.00 per share (the fair market value) financed under a note agreement for $640,000 from the Company. This note accrues interest at a rate of 6.26% and will be payable on or before September 15, 2003 or 90 days after termination, as defined. As of March 31, 1999 no interest has been received or paid against this note.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999

8.   RELATED PARTY TRANSACTIONS

The Company receives engineering and management consulting services from a member of the Company's Board of Directors on a regular basis. In fiscal years 1999, 1998, and 1997 the Company paid approximately $212,000, $256,750, and $218,550, for services rendered, respectively.


9.   BUSINESS SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of and Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS 131, the Company has determined that it has only one operating segment, the X-ray product segment. This includes X-ray detection and imaging products used primarily for the detection of illegal drugs, terrorist explosives, and smuggled goods. The equipment is purchased by sophisticated government and commercial clients who place a premium on the detection of organic material in complex backgrounds and the ability to see the contents of containers with precision.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999


GEOGRAPHICAL DATA All of the Company's export sales originate from the U.S. No assets or operations are maintained in any foreign country. The following table shows the breakdown of Net Sales and Contract revenues to foreign and domestic customers and the major region(s) of export activity (dollars in thousands):


                                                           1999      1998       1997
                                                           ----      ----       ----
    Domestic                                             $26,274   $26,799    $23,703
    Export                                               $31,021   $ 5,900    $ 4,776
    Percent of Export Revenue by Major Region:
     Middle East & Africa                                   54.2%     59.7%      22.2%
     Mexico                                                 29.6        --         --
     Pacific Rim                                            10.5      28.3       60.9
     Europe                                                  5.0       8.9        4.4
     All Other                                               0.7       3.1       12.5



MAJOR CUSTOMERS Sales to major customers (representing in excess of 10% of consolidated revenues) consisted of X-ray product sales of the following:

     FISCAL 1999:     $13,306,000, $9,168,000, $6,853,000 and $6,027,000 to four customers.
     FISCAL 1998:     $11,670,000 to one customer.
     FISCAL 1997:     $11,531,000 and $3,463,000 to two customers.



10.  COMMITMENTS AND CONTINGENCIES

DEFERRED COMPENSATION The Company has an unfunded deferred compensation plan, originally adopted in 1976 and amended at various times, for certain current and former directors. This plan provides for periodic payments beginning at age 65, the amount of which depends on their length of service. The Company paid $4,752 in 1999, $21,000 in 1998, and $10,000 in 1997 under this deferred compensation plan.

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

In May, 1996, Vivid Technologies, Inc., filed a civil action against the Company, seeking INTER ALIA a declaratory judgment that Vivid had not infringed upon certain of the Company patents relating to its backscatter technology. The Company responded to Vivid's claim denying their allegations and counter-claiming that Vivid infringed upon one or more of the Company's patents. On May 12, 1997, Vivid filed a proposed Amended Complaint narrowing its claim and seeking INTER ALIA a declaratory judgment that Vivid had not infringed on AS&E United States Patent number 5,253,283, entitled "Inspection Method and Apparatus with Single Color Pixel Imaging" The Company denies Vivid's assertions, and contends that Vivid's claims are without merit and that Vivid is not entitled to the relief sought. The Company served Vivid with discovery requests to which Vivid failed to respond. In September 1997, Vivid filed a motion seeking a stay of discovery and a motion for a summary judgement. The Company responded by seeking a denial or stay of Vivid's motion for summary judgement until discovery could be completed. The Court denied the Company's motion and declared that Vivid is not infringing on the patent. The Company is currently appealing the Court's award of summary judgement and its denial of discovery. The Company does not expect the outcome of this litigation to have a material impact to its financial position or results of operations.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                 UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA
              FOR THE YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998

Dollars in thousands, except per share amounts


                                          1999 BY QUARTER                       1998 BY QUARTER
                                          ---------------                       ---------------
                                  1ST       2ND       3RD       4TH        1ST     2ND     3RD     4TH
                                  ---       ---       ---       ---        ---     ---     ---     ---
    Net sales and contract
    revenues                    $11,692   $14,361   $16,214   $15,028     $7,532  $8,705  $7,900  $8,562

    Gross profit                  4,453     4,749     4,967     4,770      2,750   3,521   3,208   3,404

    Operating
    income                          914       922     1,042       598        616     677     756     553

    Net income                  $   526   $   554   $   617   $   348     $  610  $  685  $  751  $2,615(A)

    Net income per share
     - Basic (Note 1)           $   .11     $ .12   $   .13   $   .07     $  .13  $  .15  $  .16  $  .55
     - Diluted (Note 1)             .10       .11       .12       .07        .13     .14     .15     .52



(A) Includes an adjustment of approximately $2.1 million recorded in the fourth quarter of 1998 (Note 5) to recognize the tax benefit associated with federal net operating loss carryforwards, and certain other deferred tax assets.

                                                                 SCHEDULE II

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
     FOR THE YEARS ENDED MARCH 31, 1999, MARCH 31, 1998, AND MARCH 28, 1997


                        DESCRIPTION - ACCOUNTS RECEIVABLE

                              DOLLARS IN THOUSANDS


                      Balance at        Charged to     Deductions      Balance
                      Beginning         Costs and        from          at End
                       of Year           Expenses      Reserves        of Year
                       -------           --------      --------        -------
       1999             $116              $228             85           $259
       1998             $148              $  0           $ 32           $116
       1997             $179              $178           $209           $148


               DESCRIPTION - ALLOWANCES FOR UNBILLED COST AND FEES

                              DOLLARS IN THOUSANDS

                      Balance at        Charged to     Deductions      Balance
                      Beginning         Costs and        from          at End
                       of Year           Expenses      Reserves        of Year
                       -------           --------      --------        -------
       1999             $549               $ --          $102           $447
       1998             $462               $200          $113           $549
       1997             $ 97               $384          $ 19           $462


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN SCIENCE AND ENGINEERING, INC.
DATED:   14 June 1999


                                  By/s/ Ralph S. Sheridan
                                    -------------------------------------
                                    Ralph S. Sheridan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                                    Title                                        Date
                                          President
/s/ Ralph S. Sheridan                     and Director (Principal
-------------------                       Executive Officer)                            14 June 1999
Ralph S. Sheridan


                                          Chief Financial Officer,
                                          Treasurer and
/s/ Lee C. Steele                         Vice President, Finance
-------------------                       (Principal Financial Officer)                 14 June 1999
Lee C. Steele


/s/ Joseph N. Moffa                       Vice President, Financial Operations
-------------------                       and Corporate Controller                      14 June 1999
Joseph N. Moffa


/s/ Herman Feshbach
-------------------                       Director                                      14 June 1999
Herman Feshbach


/s/ Al Gladen
-------------------                       Director                                      14 June 1999
Al Gladen


/s/ Hamilton W. Helmer
----------------------                    Director                                      14 June 1999
Hamilton W. Helmer


/s/ Donald J. McCarren
----------------------                    Director                                      14 June 1999
Donald J. McCarren


/s/ William E. Odom                       Chairman of the Board                         14 June 1999
-------------------                       Director
William E. Odom


/s/ Carl W. Vogt
-------------------                       Director                                      14 June 1999
Carl W. Vogt

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

(10)(b)(vii)      Employment Agreement between the Company and Ralph S. Sheridan
                  (filed as Exhibit (10)(b)(vii) to the Company's Annual
                  Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference)



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

(10)(b)(xiii)     1998 Non-Qualified Stock Option Plan (filed as Exhibit (10)(b)(xiii)
                  to the Company's Annual Report on Form 10-K for the year ended
                  March 31, 1998, and incorporated herein by reference)

(10)(b)(xiv) Employment Agreement between the Company and Jeffrey A. Bernfeld dated January 31, 1996, (filed as Exhibit (10)(b)(xiv) to the Company's Annual Report on Form 10-K for the year ended
                  March 31, 1998, and incorporated herein by reference)

(10)(b)(xv)       Employment Agreement between the Company and Dr. Joseph Callerame dated May 6, 1998, (filed as Exhibit (10)(b)(xv) to the Company's
                  Annual Report on Form 10-K for the year ended
                  March 31, 1998, and incorporated herein by reference)

(10)(b)(xvi) Employment Agreement between the Company and Alan H. Rutan dated June 4, 1996, (filed as Exhibit (10)(b)(xvi) to the Company's Annual Report on Form 10-K for the year ended
                  March 31, 1998, and incorporated herein by reference)

(10)(b)(xvii)     Employment Agreement between the Company and Lee C. Steele dated September 29, 1997, (filed as Exhibit (10)(b)(xvii)
                  to the Company's Annual Report on Form 10-K for the year ended
                  March 31, 1998, and incorporated herein by reference)

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
