Form 10-Q
period 1999-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 1999-08-16
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from________ to ________

                          Commission File Number 1-6549

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)

    MASSACHUSETTS                                            04-2240991
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

   829 Middlesex Turnpike
   BILLERICA, MASSACHUSETTS                                  01821
-------------------------------                           ----------
(Address of principal executive offices)                  (Zip Code)

                                 (978) 262-8700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X            No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                  Outstanding at
          Class Of Common Stock                   June 30, 1999
          ---------------------                   --------------
           $.66 2/3 par value                     4,891,370


                               Page 1 of 10 Pages
                     The Exhibit Index is Located at Page 10



                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For The Three Months Ended
                                                              --------------------------------
Dollars and shares in thousands, except per share amounts     June 30, 1999      June 30, 1998
                                                              -------------      -------------
NET SALES AND CONTRACT REVENUE                                  $ 14,316             $ 11,692
COSTS AND EXPENSES:                                             --------             --------
   Cost of sales and contracts                                     9,871                7,239
   Selling, general and administrative expenses                    2,700                2,131
   Research and development                                        1,399                1,408
                                                                --------             --------
   Total costs and expenses                                       13,970               10,778
                                                                --------             --------
OPERATING INCOME                                                     346                  914
                                                                --------             --------
OTHER INCOME (EXPENSE):
   Interest, net                                                      (2)                  10
   Other, net                                                        (35)                 (48)
                                                                --------             --------
   Total other income (expense)                                      (37)                 (38)
                                                                --------             --------
INCOME BEFORE PROVISION FOR
   INCOME TAXES                                                      309                  876

PROVISION FOR INCOME TAXES                                           117                  350
                                                                --------             --------
NET INCOME                                                      $    192             $    526
                                                                --------             --------
                                                                --------             --------
INCOME PER SHARE -BASIC                                         $    .04             $    .11
                                                                --------             --------
                                                                --------             --------
                 -DILUTED                                       $    .04             $    .10
                                                                --------             --------
                                                                --------             --------
DIVIDENDS PAID PER SHARE                                            None                 None
                                                                --------             --------
                                                                --------             --------
WEIGHTED AVERAGE SHARES -BASIC                                     4,891                4,749
                                                                --------             --------
                                                                --------             --------
                        -DILUTED                                   5,018                5,111
                                                                --------             --------
                                                                --------             --------



         The accompanying notes are an integral part of these condensed consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                              Dollars in thousands



 ASSETS                                                    June 30,      March 31,
                                                             1999          1999
                                                           -------       -------
                                                         (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                  $   752       $   366
Accounts receivable, net of allowances of
  $259 in June 30, and March 31,1999                        10,640         7,958
Unbilled costs and fees, net of allowances of
  $447 in June 30, and March 31,1999                         3,862         2,374
Inventories                                                 11,065        11,083
Deferred income taxes                                        1,370         1,370
Prepaid expenses and other current assets                    1,901         1,224
                                                           -------       -------
TOTAL CURRENT ASSETS                                        29,590        24,375
                                                           -------       -------
Non-current deferred income taxes                              254           254
Deposits                                                        17            17
Other Assets                                                   115           115
Patents and other intangibles, net of accumulated
  amortization of $86 in June 30, 1999 and $55 in
  March 31, 1999                                               380           401
Property, equipment and leasehold
  improvements, net of accumulated depreciation of
  $10,030 in June 30, 1999 and $9,677 in March
  31, 1999                                                   5,004         5,042
                                                            ------        ------
                                                           $35,360       $30,204
                                                           -------       -------
                                                           -------       -------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                              Dollars in thousands


                                                       June 30,        March 31,
LIABILITIES & STOCKHOLDERS' INVESTMENT                   1999            1999
CURRENT LIABILITIES:                                 -----------       ---------
                                                     (Unaudited)
Line of Credit                                         $  4,000        $  1,000
Current maturities of obligations
  under capital leases                                       20              20
Accounts payable                                          5,047           4,456
Accrued salaries and benefits                             1,585             868
Accrued warranty costs                                      435             374
Accrued income taxes                                        394             350
Deferred revenue                                            646             756
Customer deposits                                         2,485           1,281
Other current liabilities                                   499           1,224
                                                       --------        --------
TOTAL CURRENT LIABILITIES                                15,111          10,329
                                                       --------        --------
NON-CURRENT LIABILITIES:
Obligations under capital leases, net
   of current maturities                                     16              20
Deferred revenue                                            162              67
Deferred compensation                                       148             149
Deferred rent                                               307             292
                                                       --------        --------
TOTAL NON-CURRENT LIABILITIES                               633             528
                                                       --------        --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
Preferred stock, no par value
  Authorized - 100,000 shares
  Issued - None
Common stock, $.66-2/3 par value
  Authorized - 20,000,000 shares
  Issued 4,891,370 shares in June 30, 1999
  and 4,877,767 shares in March 31, 1999                  3,261           3,252
Capital in excess of par value                           17,462          17,394
Accumulated deficit                                       (467)            (659)
                                                       --------        --------
                                                         20,256          19,987
Note receivable-Officer                                    (640)           (640)
                                                       --------        --------
TOTAL STOCKHOLDERS' INVESTMENT                           19,616          19,347
                                                       --------        --------
                                                       $ 35,360        $ 30,204
                                                       --------        --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
Dollars in thousands

                                                                 For the Three Months Ended
                                                                ----------------------------
                                                                June 30, 1999  June 30, 1998
                                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $   192        $   526
Adjustments to reconcile net income to net cash
used for operating activities:
   Depreciation and amortization                                      384            184
   Provisions for contract, inventory and warranty reserves           143            257

Changes in assets and liabilities:
   Accounts receivable                                             (2,682)          (805)
   Unbilled costs and fees                                         (1,488)        (1,765)
   Inventories                                                         18           (659)
   Prepaid expenses, other current assets, and deposits              (677)          (367)
   Accounts payable                                                   591             27
   Customer deposits                                                1,204          1,380
   Accrued expenses and other current liabilities                    (156)          (374)
   Noncurrent liabilities                                             109             12
                                                                  -------        -------
Total adjustments                                                  (2,554)        (2,110)
                                                                  -------        -------
Net cash used for operating activities                             (2,362)        (1,584)
                                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                           (325)          (550)
                                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                             77            250
   Net borrowings Line of credit                                    3,000          1,000
   Principal payments of capital lease obligations                     (4)            (5)
                                                                  -------        -------
   Cash provided by financing activities                            3,073          1,245
                                                                  -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  386           (889)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      366          2,290
                                                                  -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   752        $ 1,401
                                                                  -------        -------
                                                                  -------        -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                  $    17        $     9
   Income taxes paid                                              $   220        $   324



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


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.         NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
American Science and Engineering, Inc., is engaged in the development and manufacture of sophisticated X-ray inspection systems for critical detection and security screening solutions for sale primarily to U.S. and foreign government agencies. The Company has only one operating segment, the x-ray product.

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in Form 10-K for the year ended March 31, 1999. The Company has made no change in these policies during this quarter.


2.         INVENTORIES

           Inventories consisted of: (dollars in thousands)

                                                 June 30, 1999       March 31,1999
                                                 -------------       -------------
                 Raw materials and completed
                    sub-assemblies                     $ 5,521             $ 5,570
                 Work in process                         5,544               5,513
                                                       -------             -------
                 Total                                 $11,065             $11,083
                                                       -------             -------
                                                       -------             -------


3.         INCOME PER COMMON AND COMMON EQUIVALENT SHARE
In March 1997, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards (SFAS) No. 128, `Earnings per Share', which establishes standards for computing and presenting earnings per share for entities with publicly held common stock or potential common stock. The Company adopted SFAS 128 in fiscal 1998 and as required, restated per share amounts for all prior periods presented to conform to the new requirements. Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company's common stock for the period.

Earnings Per Share                                       Three Months Ended
------------------                                       ------------------
In thousands except per share amounts          June 30, 1999             June 30, 1998
                                               -------------             -------------
BASIC
Net income                                     $         192             $         526
                                               -------------             -------------
Weighted average shares                                4,891                     4,749
                                               -------------              -------------
Basic earnings per share                       $         .04             $         .11
                                               -------------             -------------

DILUTED
Net income                                     $         192             $         526
                                               -------------             -------------
Weighted average shares                                4,891                     4,749
Effect of stock options                                  127                       362
                                               -------------             -------------
Weighted average shares, as adjusted                   5,018                     5,111
                                               -------------             -------------

Diluted earnings per share                     $         .04             $         .10
                                               -------------             -------------
                                               -------------             -------------

4.         INCOME TAXES
At March 31, 1999, the Company had approximately $67,000 of unused investment tax and other credits which expire through 2001.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
In the first quarter of fiscal 2000 net sales and contract revenues grew to $14,316,000, a 22% increase from the comparable period a year ago and a 5% decrease from the previous quarter. The company earned net profits of $192,000 in the current quarter, a 64% decline compared to a net profit of $526,000 in the corresponding period a year ago and 45% less than the net profit of $348,000 in the previous quarter.

This decline in profitability is principally due to the significant legal costs associated with the two related lawsuits the Company has filed against a competitor and a customer to prevent their improper use of our valuable intellectual property.


RESULTS OF OPERATIONS
Net sales and contract revenues in the first quarter increased by $2,624,000 (22%) in comparison to the corresponding year ago period and decreased by $712,000 (5%) compared to the fourth quarter of fiscal 1999. This decrease in revenues from the previous quarter is due to decreased sales of x-ray equipment.

For the first quarter, costs of sales and contracts increased to $9,871,000 from $7,239,000 in the corresponding period a year ago due primarily to increased sales volume. Costs of sales and contracts represented 69% of revenues versus 62% for the corresponding period last year and 68% for the fourth quarter of fiscal year 1999. The costs of sales percentage of revenues in the current quarter increased from the previous quarter primarily due to sales mix.

Selling, general and administrative expenses of $2,700,000 for the first quarter were higher by 27% compared to the corresponding year-ago period and higher by 12% compared to the fourth quarter of fiscal 1999. As a percent of sales, selling, general and administrative expenses were 19% of revenues in the current quarter compared to 18% of revenues for the corresponding year-ago period and 16% for the fourth quarter of fiscal year 1999. The increase is due primarily to an increased amount of legal expenditures incurred, as well as an increased sales base.

Company-funded research and development expenses of $1,399,000 (10% of revenues) for the first quarter were lower by $9,000 (1%) compared to the year-ago quarter and lower by $358,000 (20%) compared to the fourth quarter of fiscal year 1999. This is essentially on budget.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $386,000 to $752,000 at June 30, 1999 compared to $366,000 on March 31, 1999. This increase was primarily due to an increase in customer deposits, borrowings against the line of credit, partially offset by an increase in accounts receivable and unbilled costs and fees. Working capital increased by $433,000 (3%) since March 31, 1999, growing from $14,046,000 to $14,479,000 at the end of the first quarter.

During June 1999, the Company renegotiated the revolving line of credit, from $15.0 million to $20.0 million in anticipation of the increased standby letter of credit capacity required to support the growth in international orders. The Company's existing $8.25 million Export-Import Bank guaranteed export line of credit remained unchanged. The Company's credit facilities restrict the payment of dividends, except in shares of the Company's stock, without the consent of the bank.

At June 30, 1999, the company had external borrowings, with a local bank, in the amount of $4,000,000. Interest is payable monthly at the bank's prime rate of interest.

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

The Company's State of Readiness

The Company has evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company has identified its non-compliant systems in order to determine the need for upgrade or replacement. The Company expects that its information technology systems will be year 2000 compliant before October, 1999. All identified problems will be remediated and tested. The Company will continue testing of its critical internal business systems as the upgrades are placed in production. The Company believes that all of the products that it currently manufactures and sells are year 2000 compliant.

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

Costs to Address the Company's Year 2000 Issues

The primary costs of the year 2000 program relate to existing internal resources. These additional costs have not been and will not be material. However, since there is no uniform definition of year 2000 "compliance" and there is no way to anticipate all possible situations, there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

The company believes it has an effective program in place to resolve the year 2000 issue. However, since it is not possible to anticipate all possible future outcomes there could be "worst case scenarios" in which the company would be unable to conduct its business. While the Company anticipates completion of testing and upgrades on a timely basis, possible "worst case scenarios" include delays in upgrading mission critical IT systems and unexpected costs and delays or disruptions in the Company's business. If any of the Company's material suppliers, vendors or customers experience business disruptions due to year 2000 issues, the Company might also be adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or initiating lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

                     AMERICAN SCIENCE AND ENGINEERING, INC.


Part II - Other Information

Item 1.    LEGAL PROCEEDINGS
During the first quarter, a hearing on the Company's motions for preliminary injunctions against the U.S. Customs Service and EG&G Astrophysics, Inc. was heard in the U.S. District Court for the District of Massachusetts. These related lawsuits have been described in greater detail in previous filings. As of the date of this filing, no decision has been rendered on the preliminary injunction motions and the Company cannot predict when such decision will be forthcoming.

Additionally, EG&G's requests for reexamination of the two patents at issue in the Federal Court suit remains pending before the U.S. Patent and Trademark Office. The Company has filed its oppositions to the requests and cannot predict when the Patent Office will rule on the requested reexaminations.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        REPORTS ON FORM 8-K

A report on Form 8-K was filed on April 7, 1999 concerning the Company's litigation against the U.S. Customs Service and EG&G Astrophysics, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


AMERICAN SCIENCE AND ENGINEERING, INC.
(Registrant)


Date: 11 August 1999


----------------------------------------
Lee C. Steele
Vice President and Chief Financial Officer