Form 10-Q
period 1999-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 1999-11-15
CIK 5768

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                              ------------------
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X            No
                                         -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                Outstanding at
                  Class of Common Stock         Sept. 30, 1999
                  ---------------------         --------------
                  $.66 2/3 par value              4,914,753

                               Page 1 of 12 Pages
                     The Exhibit Index is Located at Page 12

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

Dollars and shares in Thousands, except per share amounts

                                              For The Three Months Ended      For The Six Months Ended
                                              ----------------------------    -------------------------
                                                  Sept. 30,  Sept. 30,          Sept. 30,  Sept. 30,
                                                    1999        1998               1999       1998
                                                  --------    --------           --------    --------
 NET SALES AND CONTRACT REVENUE                   $ 15,459    $ 14,361           $ 29,775    $ 26,053
                                                  --------    --------           --------    --------
 COSTS AND EXPENSES:
   Cost of sales and contracts                      10,925       9,612             20,796      16,851
   Selling, general and administrative expenses      2,673       2,369              5,373       4,500
   Research and development                          1,204       1,458              2,603       2,866
                                                  --------    --------           --------    --------
   Total costs and expenses                         14,802      13,439             28,772      24,217
                                                  --------    --------           --------    --------

OPERATING INCOME                                       657         922              1,003       1,836
                                                  --------    --------           --------    --------

OTHER INCOME (EXPENSE):
   Interest, net                                       (24)         21                (26)         31
   Other, net                                           (4)        (20)               (39)        (68)
                                                  --------    --------           --------    --------
   Total other income (expense)                        (28)          1                (65)        (37)
                                                  --------    --------           --------    --------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                    629         923                938       1,799

PROVISION FOR INCOME TAXES                             239         369                356         719
                                                  --------    --------           --------    --------
NET INCOME                                        $    390    $    554           $    582    $  1,080
                                                  ========    ========           ========    ========

INCOME PER SHARE - BASIC                          $    .08    $    .12           $    .12    $    .23
                                                  ========    ========           ========    ========
                 - DILUTED                        $    .08    $    .11           $    .12    $    .21
                                                  ========    ========           ========    ========

DIVIDENDS PAID PER SHARE                              NONE        NONE               NONE        NONE


WEIGHTED AVERAGE SHARES - BASIC                      4,915       4,802              4,903       4,775
                                                  ========    ========           ========    ========
                        - DILUTED                    4,998       5,083              5,008       5,097
                                                  ========    ========           ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands

                                                           Sept. 30, 1999   Mar. 31, 1999
                                                           --------------   ------------
                                                           (Unaudited)
ASSETS    CURRENT ASSETS:
          Cash and cash equivalents                           $ 1,133         $   366
          Accounts receivable, net of allowances
             of $408 at September 30,
             and $259 at March 31, 1999                        11,031           7,958
          Unbilled costs and fees, net of
             allowances of $447 at September 30, and
             March 31, 1999                                     6,170           2,374
          Inventories                                          10,501          11,083
          Deferred income taxes                                 1,370           1,370
          Prepaid expenses and other current assets             1,794           1,224
                                                              -------         -------
          TOTAL CURRENT ASSETS                                 31,999          24,375
                                                              -------         -------

          NONCURRENT ASSETS:
          Non-current deferred income taxes                       254             254
          Deposits                                                 17              17
          Other assets                                            115             115
          Patents and other intangibles, net of accumulated
              amortization of $110 at Sept. 30, 1999 and $55
              at March 31, 1999                                   355             401
          Property and equipment, net of
             Accumulated depreciation of
             $10,370 at Sept. 30,1999 and
             $9,677 at March 31,1999                            4,958           5,042
                                                              -------         -------

                                                              $37,698         $30,204
                                                              =======         =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

Dollars in thousands

                                                                Sept. 30, 1999    Mar. 31, 1999
                                                                --------------    ------------
                                                                 (Unaudited)

LIABILITIES &    CURRENT LIABILITIES:
STOCKHOLDERS'    Line of Credit                                 $    8,000        $     1,000
INVESTMENT       Current maturities of obligations
                   under capital leases                                 20                 20
                 Accounts payable                                    4,982              4,456
                 Accrued salaries and benefits                       1,004                868
                 Accrued warranty costs                                403                374
                 Accrued income taxes                                  381                350
                 Deferred revenue                                      486                756
                 Customer deposits                                     685              1,281
                 Other current liabilities                             818              1,224
                                                                ----------        -----------
                 TOTAL CURRENT LIABILITIES                          16,779             10,329
                                                                ----------        -----------

                 NONCURRENT LIABILITIES:
                 Obligations under capital leases, net
                   of current maturities                                 6                 20
                 Deferred revenue                                      261                 67
                 Deferred compensation                                 148                149
                 Deferred rent                                         323                292
                                                                ----------        -----------
                 TOTAL NONCURRENT LIABILITIES                          738                528
                                                                ----------        -----------

                 STOCKHOLDERS' INVESTMENT:
                 Common stock, $.66-2/3 par value
                 Authorized - 20,000,000 shares
                 Issued 4,914,753 shares at Sept. 30, 1999
                 and 4,877,767 shares at Mar. 31, 1999               3,276              3,252
                 Capital in excess of par value                     17,622             17,394
                 Accumulated deficit                                   (77)              (659)
                                                                ----------        -----------
                                                                    20,821             19,987
                 Note receivable-Officer                              (640)              (640)
                                                                ----------        -----------
                 TOTAL STOCKHOLDERS' INVESTMENT                     20,181             19,347
                                                                ----------        -----------
                                                                $   37,698        $    30,204
                                                                ==========       ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands                                               For the Six Months Ended
                                                               --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                          Sept. 30, 1999    Sept. 30, 1998
                                                               --------------    --------------

Net income                                                       $   582           $ 1,080
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
   Depreciation and amortization                                     748               390
   Provisions for contract, inventory, accounts receivable and
   warranty reserves                                                 377               650
Changes in assets and liabilities:
   Accounts receivable                                            (3,223)             (609)
   Unbilled costs and fees                                        (3,796)           (1,191)
   Inventories                                                       582            (1,625)
   Prepaid expenses, other assets, and deposits                     (570)              169
   Accounts payable                                                  526             1,075
   Accrued income taxes                                               31                --
   Customer deposits                                                (596)            6,609
   Deferred revenue                                                 (270)               --
   Accrued expenses and other current liabilities                   (467)           (1,037)
   Noncurrent liabilities                                            224                43
                                                                 -------           -------
   Total adjustments                                              (6,434)            4,474
                                                                 -------           -------

Net cash provided by operating activities                         (5,852)            5,554
                                                                 -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (610)           (1,378)
   Acquisition of business                                            --            (1,100)
   Purchase of patents and intangibles                                 9               (40)
                                                                 -------           -------
   Cash used for investing activities                               (619)           (2,518)
                                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit                                 7,000                --
   Proceeds from exercise of stock options                           252               611
   Principal payments of capital lease obligations                   (14)              (13)
                                                                 -------           -------
   Cash provided by financing activities                           7,238               598
                                                                 -------           -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            767             3,634
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     366             2,290
                                                                 -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 1,133           $ 5,924
                                                                 =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                 $    86           $    25
   Income taxes paid                                             $   800           $   369

NON-CASH TRANSACTIONS
   Issuance of stock in lieu of fees                             $    --           $    16
   Capital lease obligation for equipment                        $    --           $    24


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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         American Science and Engineering, Inc., is engaged in the development and manufacture of sophisticated X-ray inspection systems for critical detection and security screening solutions for sale primarily to U.S. and foreign government agencies. The Company has only one reporting segment, x-ray screening products.

         The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in Form 10-K for the year ended March 31, 1999. The Company has made no change in these policies during this quarter.

2.       INVENTORIES

         (Dollars in thousands) Inventories consisted of:

                                                         Sept. 30, 1999  Mar. 31, 1999
                                                         --------------  -------------
             Raw materials and completed
             sub-assemblies                                $   4,798       $   5,570
             Work in process                                   5,703           5,513
                                                           ---------       ---------
             Total                                         $  10,501       $  11,083
                                                           =========       =========

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

     Earnings Per Share                            Three Months Ended                        Six Months Ended
     ------------------                            ------------------                        ----------------
     (in thousands except per share        Sept. 30, 1999     Sept. 30, 1998       Sept. 30, 1999     Sept. 30, 1998
     amounts)                              --------------     --------------       --------------     --------------
     BASIC
     Net income                             $       390         $        554          $       582      $     1,080
                                            -----------         ------------          -----------      -----------
     Weighted average shares                      4,915                4,802                4,903            4,775
                                            -----------         ------------          -----------      -----------
     Basic earnings per share               $       .08         $        .12          $       .12      $       .23
                                            -----------         ------------          -----------      -----------
     DILUTED
     Net income                             $       390         $        554          $       582      $     1,080
                                            -----------         ------------          -----------      -----------
     Weighted average shares                      4,915                4,802                4,903            4,775
                                            -----------         ------------          -----------      -----------
     Effect of stock options                         83                  281                  105              322
                                            -----------         ------------          -----------      -----------
     Weighted average shares, as
     adjusted                                     4,998                5,083                5,008            5,097
                                            -----------         ------------          -----------      -----------
     Diluted earnings per share             $       .08         $        .11          $       .12      $       .21
                                            -----------         ------------          -----------      -----------


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

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the second quarter of fiscal 2000 net sales and contract revenues grew to $15,459,000, an 8% increase from the comparable period a year ago and an 8% increase from the previous quarter. The company earned net profits of $390,000 in the current quarter, compared to a net profit of $554,000 in the corresponding period a year ago and a net profit of $192,000 in the previous quarter.

RESULTS OF OPERATIONS

Net sales and contract revenues in the second quarter increased by $1,098,000 (8%) in comparison to the corresponding year ago period and $1,143,000 (8%) compared to the first quarter of fiscal 2000. The increase in revenues from the previous quarter is due to increased sales of x-ray equipment.

For the second quarter, costs of sales and contracts increased to $10,925,000 from $9,612,000 in the corresponding period a year ago due primarily to increased sales volume. Costs of sales and contracts represented 71% of revenues versus 67% for the corresponding period last year and 69% for the first quarter of fiscal 2000. The costs of sales percentage of revenues in the current quarter increased from the previous quarter primarily due to sales mix. As compared to the year ago quarter, the cost of sales percentage of revenues in the current quarter increased due to investments made in operations infrastructure, and introduction of new or enhanced products in response to growing domestic and international demand.

Selling, general and administrative expenses of $2,673,000 for the second quarter were higher by 13% compared to the corresponding year-ago period and lower by 1% compared to the first quarter of fiscal 2000. As a percent of sales, selling, general and administrative expenses were 17% of revenues in the current quarter and for the corresponding year-ago period and 19% for the first quarter of fiscal 2000. This decrease from the previous quarter is due primarily to an increased sales base.

Company-funded research and development expenses of $1,204,000 for the second quarter were lower by $254,000 (17%) compared to the year-ago quarter and lower by $195,000 (14%) compared to the first quarter of fiscal 2000. This is essentially on budget.

The Company produced a net profit of $390,000 during the second quarter. This is a decline of $164,000 (30%) over net profit in the year-ago quarter and an increase of $198,000 (103%) from the first quarter of fiscal 2000. The decline in after-tax profits from the year-ago quarter is due the above mentioned investments in operational infrastructure and new products.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $767,000 to $1,133,000 at Sept. 30, 1999 compared to $366,000 on March 31, 1999. This increase in cash and cash equivalents was primarily due to additional borrowings against the line of credit partially offset by the increase in accounts receivables and unbilled costs and fees. Working capital increased by $1,225,000 (9%) since March 31, 1999, increasing from $14,046,000 to $15,271,000 at the end of the second quarter.

At September 30, 1999, the Company had external borrowings, with a local bank, in the amount of $8,000,000 representing an increase of $7,000,000 during the quarter. This was an expected increase, with funds used to support working capital requirements of both international and domestic orders. The Company anticipates this level of borrowing to significantly decline by the end of fiscal 2000 (March 31, 2000). Interest is payable monthly at the bank's prime rate of interest. The Company expects that its internally generated cash and bank lines available to it will be adequate for its financing needs for the short to medium term.

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

THE COMPANY'S STATE OF READINESS

The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its information technology systems will be year 2000 compliant by the end of 1999. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems in an effort to minimize operating disruptions due to year 2000 issues. The Company believes that all of the products that it currently manufactures and sells are year 2000 compliant.

The Company has identified and contacted suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company distributed questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. It is developing a more detailed follow-up to ensure its most critical suppliers and vendors have adequate year 2000 plans in place.

CONTINGENCY PLANS

The Company is developing a contingency plan that will allow its primary business operations to continue despite possible disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, modifying production facilities and schedules, as well as emergency power for information technology in case of general power failure, and redundant data in dissimilar computer systems to be used in case of a failure of the existing IT system. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

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

                     AMERICAN SCIENCE AND ENGINEERING, INC.

Part II - Other Information

         ITEM 1 - LEGAL PROCEEDINGS

         In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. ("EG&G") in U.S. District Court in Boston, Massachusetts alleging that EG&G is infringing on at least two patents owned by the Company and that EG&G has misappropriated certain trade secrets of the Company. In February 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to MobileSearch(TM). In May 1999, the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting the further performance of the contested contract and preventing EG&G from utilizing the Company's trade secrets. In August 1999, the Court issued a ruling denying the request for the preliminary injunction. The Company is continuing to pursue its claims against EG&G, but has filed a motion to dismiss the suit against Customs.

         In a related matter, EG&G has filed a request with the U.S. Patent and Trademark Office for reexamination of the two patents that currently are at issue in the patent infringement action described above. The Company filed oppositions to the reexamination requests and believes that its patent claims will be upheld.

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Special Meeting in Lieu of Annual Meeting of the Company was held on September 23, 1999. At the meeting, all seven of management's nominees to the Board of Directors were elected to a one-year term according to the following votes:

                                                                   Votes
           Nominee                          Votes For           Withheld
           -------                          ---------           --------
           Herman Feshbach                  4,245,042            248,696
           Roger P. Heinisch                4,257,097            236,641
           Hamilton W. Helmer               4,257,143            236,595
           Donald S. McCarren               4,246,129            247,609
           William E. Odom                  4,257,197            236,541
           Carl W. Vogt                     4,257,197            236,541
           Ralph S. Sheridan                4,028,495            465,243
           Carl W. Vogt                     4,458,450            236,541

         In addition, the stockholders approved the adoption of the Company's 1999 combination Stock Option Plan, by vote of 1,930,070 shares in favor to 857,747 shares against.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                      (10)          Lease for premises at 33 Manning Rd.,
                                    Billerica, MA

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

                          AMERICAN SCIENCE AND ENGINEERING, INC.
                          (Registrant)

     Date: 15th November 1999     __________________________________________
                                  Lee C. Steele
                                  Vice President and Chief Financial Officer



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