Form 10-Q
period 1999-12-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2000-02-14
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended DECEMBER 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to

                          Commission File Number 1-6549

                     AMERICAN SCIENCE AND ENGINEERING, INC.
             (Exact name of Registrant as specified in its charter)

MASSACHUSETTS                                              04-2240991
------------------------------                         -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

829 Middlesex Turnpike
BILLERICA, MASSACHUSETTS                                     01821
------------------------------                            --------------
(Address of principal executive offices)                   (Zip Code)

                                 (978) 262-8700
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

       ------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X            No
                                 ----             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                     OUTSTANDING AT
                  CLASS OF COMMON STOCK              DEC. 31, 1999
                  ---------------------              -------------
                  $.66 2/3 par value                   4,930,697

                               Page 1 of 13 Pages
                     The Exhibit Index is Located at Page 13

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For Three Months Ended              For Nine Months Ended
                                                    -------------------------------    --------------------------------
Dollars and shares in Thousands,
except per share amounts                            Dec.31, 1999      Dec.31, 1998     Dec. 31, 1999     Dec. 31, 1998
                                                    ------------     --------------    --------------    --------------
 NET SALES AND CONTRACT REVENUE                     $ 17,217          $ 16,214        $ 46,992            $ 42,267
                                                    --------          --------        --------            --------
 COSTS AND EXPENSES:
   Cost of sales and contracts                        12,272            11,247          33,068              28,098
   Selling, general and administrative expenses        2,461             2,168           7,834               6,668
   Research and development                            1,373             1,757           3,976               4,623
                                                    --------          --------         --------            --------
   Total costs and expenses                           16,106            15,172          44,878              39,389
                                                    --------          --------        --------             --------
OPERATING INCOME                                       1,111             1,042           2,114               2,878
                                                    --------          --------        --------             --------
OTHER INCOME (EXPENSE):
   Interest, net                                        (169)               40            (195)                 71
   Other expenses, net                                   (15)              (54)            (54)               (122)
                                                    --------           --------        --------            --------
   Total other expense                                  (184)              (14)           (249)                (51)
                                                    --------           --------        --------            --------
INCOME BEFORE PROVISION
FOR INCOME TAXES                                         927             1,028           1,865               2,827

PROVISION FOR INCOME TAXES                               326               411             682               1,130
                                                    --------          --------        --------             --------
NET INCOME                                          $    601          $    617        $  1,183            $  1,697
                                                    --------          --------        --------            ---------
                                                    --------          --------        --------            ---------
INCOME PER SHARE - BASIC                            $    .12          $    .13        $    .24            $    .35
                                                    --------          --------        --------            ---------
                 - DILUTED                          $    .12          $    .12        $    .24            $    .33
                                                    --------          --------        --------            ---------
                                                    --------          --------        --------            ---------

DIVIDENDS PAID PER SHARE                                NONE              NONE            NONE                NONE
                                                    --------          --------        --------            ---------
                                                    --------          --------        --------            ---------
WEIGHTED AVERAGE SHARES   - BASIC                      4,931             4,824           4,912               4,792
                                                    --------          --------         --------           ---------
                          - DILUTED                    5,023             5,051           5,013               5,081
                                                    --------          --------        --------            ---------
                                                    --------          --------        --------            ---------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Dollars in thousands



                                                                   Dec. 31, 1999           Mar. 31, 1999
                                                                  -----------------    -------------------
                                                                  (Unaudited)

ASSETS              CURRENT ASSETS:
                    Cash and cash equivalents                           $   588               $   366
                    Accounts receivable, net of allowances
                       of $348 at December 31,
                       and $259 at March 31, 1999                         8,502                 7,958
                    Unbilled costs and fees, net of
                      Allowances of $447 at December 31, and
                      March 31, 1999                                      7,821                 2,374
                    Inventories                                           9,456                11,083
                    Deferred income taxes                                 1,370                 1,370
                    Prepaid expenses and other current assets             1,428                 1,224
                                                                        -------                -------
                    TOTAL CURRENT ASSETS                                 29,165                24,375
                                                                        -------                -------
                    NONCURRENT ASSETS:
                    Non-current deferred income taxes                       254                   254
                    Deposits                                                 44                    17
                    Other assets                                            115                   115
                    Patents and other intangibles, net of accumulated
                       amortization of $137 at Dec. 31, 1999 and $55 at
                       March 31, 1999                                       328                   401
                       Property and equipment, net of
                       Accumulated depreciation of
                       $10,673 at Dec. 31,1999 and
                       $9,677 at March 31,1999                            5,285                 5,042
                                                                        -------               -------
                                                                        $35,191               $30,204
                                                                        -------               --------
                                                                        -------               --------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)


Dollars in thousands

                                                                             Dec. 31, 1999           Mar. 31, 1999
                                                                             ------------------    -------------------
                                                                              (Unaudited)

LIABILITIES &         CURRENT LIABILITIES:
STOCKHOLDERS'         Line of Credit                                             $ 2,500                   $ 1,000
INVESTMENT            Current maturities of obligations
                        under capital leases                                          20                        20
                      Accounts payable                                             5,383                     4,456
                      Accrued salaries and benefits                                1,250                       868
                      Accrued warranty costs                                         584                       374
                      Accrued income taxes                                           392                       350
                      Deferred revenue                                               940                       756
                      Customer deposits                                            2,011                     1,281
                      Other current liabilities                                      569                     1,224
                                                                                --------                   --------
                      TOTAL CURRENT LIABILITIES                                   13,649                    10,329
                                                                                --------                   --------
                      NONCURRENT LIABILITIES:
                      Obligations under capital leases, net
                        of current maturities                                         --                        20
                      Deferred revenue                                               178                        67
                      Deferred compensation                                          139                       149
                      Deferred rent                                                  345                       292
                                                                                --------                   --------
                      TOTAL NONCURRENT LIABILITIES                                   662                       528
                                                                                --------                   --------
                      STOCKHOLDERS' INVESTMENT:
                      Common stock, $.66-2/3 par value
                         Authorized - 20,000,000 shares
                         Issued 4,930,697 shares at Dec. 31, 1999
                         and 4,877,767 shares at Mar. 31, 1999                     3,287                     3,252
                      Capital in excess of par value                              17,709                    17,394
                      Retained Earnings/(Accumulated Deficit)                        524                      (659)
                                                                                --------                   --------
                                                                                  21,520                    19,987
                      Note receivable-Officer                                       (640)                     (640)
                                                                                --------                   --------
                      TOTAL STOCKHOLDERS' INVESTMENT                              20,880                    19,347
                                                                                --------                   --------
                                                                                $ 35,191                   $30,204
                                                                                --------                   --------
                                                                                --------                   --------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



Dollars in Thousands                                                             For the Nine Months Ended
                                                                           --------------------------------------
                                                                           Dec. 31, 1999        Dec. 31, 1998
                                                                           -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $ 1,183              $ 1,697
Adjustments to reconcile net income to net cash (used for)
operating activities:
   Depreciation and amortization                                              1,078                  585
   Provisions for contract, inventory, accounts
      receivable and warranty reserves                                          454                  827
Changes in assets and liabilities:
   Accounts receivable                                                         (694)              (1,063)
   Unbilled costs and fees                                                   (5,447)                 155
   Inventories                                                                1,627                 (845)
   Prepaid expenses and other assets                                           (231)                 590
   Accounts payable                                                             927                  542
   Accrued income taxes                                                          42                 (384)
   Customer deposits                                                            730                  889
   Deferred revenue                                                             184                 --
   Accrued expenses and other current liabilities                               (99)              (1,768)
   Noncurrent liabilities                                                       154                  226
                                                                            --------              --------
   Total adjustments                                                         (1,275)                (246)
                                                                            --------              --------
Net cash provided by (used for) operating activities                            (92)               1,451
                                                                            --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (1,239)              (2,788)
   Acquisition of business assets                                              --                 (1,100)
   Purchase of patents and intangibles                                           (9)                 (40)
                                                                            --------              --------
Net cash used by investing activities                                        (1,248)              (3,928)
                                                                            --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                                               1,500                1,000
   Proceeds from exercise of stock options                                       82                  717
   Principal payments of capital lease obligations                              (20)                 (16)
                                                                            --------              --------
   Cash provided by financing activities                                      1,562                1,701
                                                                            --------              --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       222                 (776)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                366                2,290
                                                                            --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      588                1,514
                                                                            --------              --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                            $   270              $    25
   Income taxes paid                                                          1,098                  565

NON-CASH TRANSACTIONS:
   Issuance of stock in lieu of fees                                        $   268              $    16
   Capital lease obligations for equipment                                  $    --              $    24



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

2.       INVENTORIES
         (Dollars in thousands)
         Inventories consisted of:



                                                    Dec. 31, 1999               Mar. 31, 1999
                                                ----------------              ---------------
                Raw materials and completed
                 sub-assemblies                        $ 4,933                        $ 5,570
                Work in process                          4,523                          5,513
                                                 -------------                  -------------
                Total                                  $ 9,456                        $11,083
                                                 -------------                  -------------
                                                 -------------                  -------------



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




EARNINGS PER SHARE                                THREE MONTHS ENDED                     NINE MONTHS ENDED
------------------                               -------------------                    -------------------
(in thousands except per                 DEC. 31, 1999        DEC. 31, 1998       DEC. 31, 1999      DEC. 31, 1998
share amounts)                           -------------        -------------       -------------      -------------

BASIC
Net income                                  $  601               $  617              $1,183              $1,697
                                            ------              -------             -------              ------
Weighted average shares                      4,931                4,824               4,912               4,792
                                            ------              -------             -------              ------
Basic earnings per share                    $  .12               $  .13              $  .24              $  .35
                                            ------              -------             -------              ------
DILUTED
Net income                                  $  601               $  617              $1,183              $1,697
                                            ------              -------             -------              ------
Weighted average shares                      4,931                4,824               4,912               4,792
                                            ------              -------             -------              ------
Effect of stock options                         92                  227                 101                 289
                                            ------              -------             -------              ------
Weighted average shares, as
 adjusted                                    5,023                5,051               5,013               5,081
                                            ------              -------             -------              ------
Diluted earnings per share                  $  .12               $  .12              $  .24              $  .33
                                            ------              -------             -------              ------
                                            ------              -------             -------              ------




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

6.   BORROWINGS
     During the quarter the Company announced the signing of expanded credit facilities with State Street Bank & Trust Company, Bank Boston N.A. and the Export-Import Bank of the United States ("Ex-Im"). The credit facilities include (1) a $20,000,000 revolving line of credit to support working capital and the issuance of standing letters of credit, and (2) a $15,500,000 Ex-Im guaranteed export credit agreement to support various current and future eligible foreign export contracts.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

       OVERVIEW
       In the third quarter of fiscal 2000 net sales and contract revenues grew to $17,217,000, a 6% increase from the comparable period a year ago and a 11% increase from the previous quarter. The company earned net profits of $601,000 in the current quarter, compared to a net profit of $617,000 in the corresponding period a year ago and a net profit of $390,000 in the previous quarter.

       RESULTS OF OPERATIONS
       Net sales and contract revenues in the third quarter increased by $1,003,000 (6%) in comparison to the corresponding year ago period and $1,758,000 (11%) compared to the second quarter of fiscal 2000. This increase is revenues from the previous quarter is due to increased sales of x-ray equipment.

       For the third quarter, costs of sales and contracts increased to $12,272,000 from $11,247,000 in the corresponding period a year ago due primarily to increased sales volume. Costs of sales and contracts represented 71% of revenues versus 69% for the corresponding period last year and 71% for the second quarter of fiscal year 2000. The costs of sales percentage of revenues in the current quarter increased from the corresponding period last year primarily due to investments in operations infrastructure and sales mix.

       Selling, general and administrative expenses of $2,461,000 for the third quarter were higher by 14% compared to the corresponding year-ago period and lower by 8% compared to the second quarter of fiscal 2000. As a percent of sales, selling, general and administrative expenses were 14% of revenues in the current quarter compared to 13% of revenues for the corresponding year-ago period and 17% for the second quarter of fiscal year 2000. The decrease from the previous quarter is due primarily to a decrease in outside legal expenses.

       Company-funded research and development expenses of $1,373,000 for the third quarter were lower by $384,000 (22%) compared to the year-ago quarter and higher by $169,000 (14%) compared to the second quarter of fiscal year 2000. The current quarter's result is essentially on budget.

       The Company produced a net profit of $601,000 during the third quarter. This is a decline of $16,000 (3%) over net profit in the year-ago quarter and an increase of $211,000 (54%) from the second quarter of fiscal 2000. The increase in after-tax profits from the previous quarter is primarily due to an increase in sales revenue.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $222,000 to $588,000 at Dec. 31, 1999 compared to $366,000 on March 31, 1999. This increase in cash and cash equivalents was primarily due to a reduction in inventories, increased customer deposits and additional borrowings against the line of credit partially offset by the increase in accounts receivables and unbilled costs and fees. Working capital increased by $1,471,000 (10%) since March 31, 1999, increasing from $14,046,000 to $15,517,000 at the end of the third quarter.

At December 31, 1999, the Company had external borrowings with a local bank, in the amount of $2,500,000, representing a decrease of $5,500,000 during the quarter. This decrease in borrowing during the third quarter was anticipated.

YEAR 2000
---------

The Company has experienced no major impact due to Year 2000 issues. The Company's year 2000 initiatives included (i) testing and upgrading internal business systems and facilities; (ii) testing and developing necessary upgrades for the Company's current products and certain discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness
--------------------------------
The Company has completed the process of upgrading or replacing its non-compliant systems. In most cases, such upgrades or replacements were made in the ordinary course of business. The Company's material information technology systems were year 2000 compliant in time for the Year 2000 transition. All major information systems were tested before January 1, 2000 on a separate network to ensure the overall information systems architecture was Year 2000 compliant.

The Company has had no major issues with the products that it currently manufactures and sells. The Company has had no Year 2000 issues with suppliers, and vendors significant to the Company's business operations.

Contingency Plans
-----------------
The Company's contingency plans included standby generators and computer systems. None of these systems were needed.

Costs to Address the Company's Year 2000 Issues
-----------------------------------------------
To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues
---------------------------------------
The company believes it has an effective Year 2000 program and the major risks have been averted. However, since it is not possible to anticipate all possible future outcomes there could be "worst case scenarios" in which the company would be unable to conduct its business. Possible "worst case scenarios" include problems that do not surface immediately. These problems could cause delays or disruptions in the company's business. If any of the Company's material suppliers, vendors or customers experience business disruptions due to similar latent problems, the Company might also be materially adversely affected.

There can be no assurance that the Company will not incur material costs in defending or bringing lawsuits related to the Year 2000 issue. Any unexpected costs or delays arising from the year 2000 issue could have an adverse impact on the Company's business, operations, and financial condition.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

Part II - Other Information

         ITEM 1 - LEGAL PROCEEDINGS

         The United States Court of Appeals for the Federal Circuit in Washington, D.C., in a decision issued December 29, 1999, ruled that American Science & Engineering, may pursue a patent infringement claim against Vivid Technologies which produces x-ray detection devices used in baggage scanning equipment.

         The Appeals Court overturned a 1998 decision in Vivid's favor by the Massachusetts Federal District. The lawsuit filed in May, 1996, concerns whether Vivid's x-ray detection devices infringed on AS&E's patent. The District Court had ruled that AS&E could not assert a claim that Vivid's devices infringed on AS&E's patent. In overturning the District Court's decision, the Appeals Court stated that the District Court's refusal to accept AS&E's claim that Vivid was infringing on AS&E's patent "exceeded the district court's discretionary authority." Tha Appeals Court also reversed the district court's finding on summary judgment that Vivid did not infringe on AS&E's patent, as well as the district courts denial of AS&E's request for discovery to oppose Vivid's summary judgment motion. The Appeals Court noted that the grant of summary judgment by the district court in Vivid's favor "cannot stand" and that "on the showing made [by AS&E], the denial of all discovery at this stage exceeded the scope of the court's discretion."

         In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. ("EG&G") in U.S. District Court in Boston, Massachusetts alleging that EG&G is infringing on at least two patents owned by the Company and that EG&G has misappropriated certain trade secrets of the Company. In February 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to MobileSearch(TM). In May 1999, the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting the further performance of the contested contract and preventing EG&G from utilizing the Company's trade secrets. In August 1999, the Court issued a ruling denying the request for the preliminary injunction. The Company is continuing to pursue its claims against EG&G, but has filed a motion to dismiss the suit against U.S. Customs.

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

                              AMERICAN SCIENCE AND ENGINEERING, INC.
                              (Registrant)

     Date: February 11, 2000
                                      __________________________________
                                      Lee C. Steele
                                      Vice President and Chief Financial Officer



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