Form 10-K
period 2000-03-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2000-06-29
CIK 5768

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the registrant on June 16, 2000 was $28,884,000.

4,968,874 shares of Registrant's Common Stock were outstanding on June 16, 2000.

                     The Exhibit Index is located on page 48

                   NOTICE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements contained in this Report and in the documents incorporated by reference are forward-looking made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In essence, forward-looking statements are predictions of future events. Although we would not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which we are not aware. You should understand also that we have no plans to update our forward-looking statements. Our forward-looking statements are accurate only as of the date of this Report, or in the case of forward-looking statements in documents incorporated by reference, as of the date of those documents. Certain risk factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 (SEC File No. 333-9151).

PART I

ITEM 1.   BUSINESS

American Science and Engineering, Inc., a Massachusetts corporation formed in 1958 (together with its subsidiary, the "Company"), develops, produces, markets, sells, maintains and provides research, engineering and training services with respect to X-ray inspection systems.

|_|      X-RAY PRODUCTS

The Company provides a full line of X-ray detection and imaging products used primarily for the detection of smuggled goods, including illegal drugs, and terrorist explosives. This equipment is purchased by sophisticated government and commercial clients who place a premium on the detection of organic material in complex backgrounds and the ability to see the contents of containers with precision. The Company utilizes proprietary transmission and backscatter X-ray detection to provide differentiation of bombs, drugs and contraband in camouflaged environments. The range of application includes border control and manifest verification, protection of high risk government offices, mail and parcel screening, correctional facility security, military security, executive security, aviation security, and special event security (e.g. Olympics, UN 50th Anniversary and World Cup Soccer). The Company's market is driven by domestic and global trends in terrorism; the continued global proliferation of drug smuggling; and the continuing increase in global trade which creates greater incentives and opportunities to evade duties or perpetrate trade fraud by misdeclaring cargo shipping manifests.

The Company believes that market demand for cargo and vehicle inspection equipment is growing in many parts of the world. Originally fueled by the desire of the U.S. Government to interdict drug traffic, the market has now expanded into other applications of broader interest to a wider range of countries. The Company's CargoSearch-TM- family of products, originally developed with the assistance of the U.S. Department of Defense and the U.S. Customs Service, provides the Company with a range of products to serve this market. Based on the original success of the Company's fixed-site CargoSearch-TM- installation at Otay Mesa, CA for inspecting trucks and containers, the Company has installed seven additional fixed sites for the U.S. Customs Service on the southwestern border, with one more system on order. In addition, the Company has installed a fixed site system in Abu Dhabi and has added IsoSearch-TM- and Marine CargoSearch alternatives to the product line in order to provide clients with more flexibility and customized solutions to their inspection needs. The first IsoSearch-TM- system was installed in South Africa in the spring of 1999 and the first Marine CargoSearch was installed in Egypt in the spring of 2000. In general, the U.S. Government is primarily interested in cargo inspection systems to interdict illicit drug shipments while other governments are primarily motivated by a desire to increase revenues by verifying cargo manifests or to deter the transport of terrorist weapons or bombs.

The Company's MobileSearch-TM- system adds flexibility, mobility and the ability to inspect cars to the basic CargoSearch concept. MobileSearch also allows clients to engage in surprise searches. In addition to performing the kinds of contraband searches performed by CargoSearch, the Company believes that MobileSearch will have applications in the force protection area as military personnel are increasingly exposed to guerilla-style or low intensity conflicts which leave their mobile, advanced forces exposed to the potential for terrorist attack. MobileSearch systems are deployed in five countries.

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

The Company's product line currently includes 12 models. These models can be broadly categorized into 4 groups including the CargoSearch-TM- family, the Model 101 series, the Model 66 series, and the BodySearch-TM- Personnel Inspection System. All of these systems utilize the Company's Z-Registered Trademark- Backscatter technology (aspects of which are covered by issued and pending U.S. patents), which detects organic materials, such as illegal drugs, plastic explosives, and plastic weapons, which often go undetected by competing systems.

The CargoSearch-TM- family of products includes the CargoSearch-TM- system, the relocatable IsoSearch-TM- system, MarineSearch-TM- , designed specifically for port applications, the MobileSearch-TM- system, and the PalletSearch-TM- system. The CargoSearch-TM- system is a non-intrusive inspection technology for the X-ray scanning of trucks, cars, cargo containers, pallets, and air cargo using the Company's unique and patented Z-Registered Trademark- Backscatter technology. The fixed CargoSearch-TM- system sells for a turnkey price generally lower than competing systems. The U.S. Customs Service presently operates eight CargoSearch-TM- systems along the southwestern border, with one more on order.

The first MobileSearch-TM- system was delivered under a $1.8 million contract with the Defense Advanced Research Project Agency (DARPA). This mobile version of a CargoSearch-TM- system is a self-contained unit inside a conventional truck that is deployable within minutes and provides the transport mechanism via a hydraulic drive. The Company is marketing the MobileSearch-TM- system to agencies of the U.S. Government and to foreign security and customs agencies. The Company has delivered a total of eight systems to the U.S. Government, has delivered twelve systems to three foreign governments and has orders for additional systems. All of the units after the first include both Z-Registered Trademark- Backscatter and transmission X-ray capabilities.

PalletSearch-TM- was designed for the inspection of pallets for the detection of contraband, weapons and explosives for high security facilities where high confidence inspection is a requirement. The first PalletSearch-TM- system was delivered during fiscal 1997 to an ultra-secure agency of the U.S. Government, and additional units have been ordered by a foreign government for customs inspection applications, one of which was installed during the summer of 1999.

The Micro-Dose-Registered Trademark- Model 101 Series consists of 6 models. The mobile Model 101VAN-TM- is a sophisticated, vehicle mounted inspection system designed and built to the rigorous specifications of the U.S. Customs Service. The Model 101ZZ-Registered Trademark- Trailer is a field deployable system for extended on site security details. The Models 101Z-Registered Trademark-, 101ZZ-Registered Trademark-, 101GT-TM-, and 101XL-TM- are moveable (but not mobile), conveyor based systems allowing rapid inspection of high volumes of luggage and other packages.

The Model 66-Registered Trademark- handles small packages using the patented Z-Registered Trademark- Backscatter technology. This technology was validated by a study conducted by several U.S. government agencies involving the Model 66-Registered Trademark- and competitive systems in which the Model 66-Registered Trademark- was determined to have superior detection capability for terrorist devices hidden in complex backgrounds. This test resulted in increased order demand from both government and commercial clients, including Fortune 100 companies.

The BodySearch-TM- Personnel Inspection System offers a fast, safe, and non-intrusive way to screen individuals for weapons, drugs, and illegal contraband concealed under clothing, providing a viable alternative to pat or strip searches. This system is used for drug detection and head of state security as well as for correctional facility security. Through the end of fiscal 2000, the Company has sold a total of 14 BodySearch-TM- units, including five units to the U.S. Customs Service.

AS&E's High Energy Systems Division (HES), acquired in 1998 and located in Santa Clara, California focuses on the design, fabrication of high energy, compact linear accelerators for a customer base that includes medical, materials processing, non-destructive testing, radiation testing, security and special uses.

The Company has patents in the United States, Germany, Japan, and the United Kingdom, as well as patents pending in the United States and under the Patent Cooperation Treaty. The Company has sold product in, or has marketing activity in most major regions of the world including Africa, Asia, Europe, the Middle East, Australia and South America. Each U.S. patent issued after May 1995 will have a duration of twenty years from the date of application. The Company relies on certain proprietary technology and know-how, as well as certain of these patents, to establish and maintain its competitive position. The Company believes that its patents, proprietary technology and know-how provide substantial protection for the Company's competitive position and the Company has publicly stated its intent to aggressively protect its intellectual property assets, by litigation or other means, as appropriate. During fiscal 1999 the Company instituted litigation against the U.S. Customs and EG&G Astrophysics Research Corp. in order to protect its intellectual property (See item 3 -"Legal Proceedings").

The Company's X-ray products are marketed to private and governmental organizations through a sales force that contacts potential customers and responds to public tenders and other expressions of interest. This sales force includes Company personnel based in the United States as well as representatives under contracts to sell in foreign countries who are generally on a commission basis.

Most Micro-Dose-Registered Trademark-Systems are built for existing orders, and the Company maintains an inventory of common parts and sub-assemblies for the systems in order to meet expected customer delivery requirements.

The Company is heavily dependent upon sales to agencies of the U.S. Government, and reductions or delays in procurements of the Company's systems by these agencies may have a material adverse effect on the Company. The Company's strategy includes reducing this dependence by emphasizing sales to foreign governments, which accounted for more than half of sales in fiscal 2000. Sales to U.S. Government agencies, in general, are generated by responding to a "Request for Quote" and are subject to standard and routine U.S. Government pre and post contract award audit as well as review of the Company's compliance with the Federal Acquisition Regulations. During fiscal 2000, less than half of sales of X-ray products were under (i) direct contracts with the U.S. Government, and
(ii) subcontracts with prime contractors working under direct contracts with the U.S. Government. Some of the Company's contracts with the government are on a cost reimbursement basis, including provisions preventing final billing until completion of the contract, and virtually all are cancelable at the government's discretion. The Company has not experienced any material losses as the result of such contractual provisions.

The governments of Egypt and Mexico were major customers of the Company with sales to each country of 20 percent and 21 percent, respectively, of the Company's consolidated revenues in fiscal 2000.

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

The Company has many competitors in the X-ray product market, including several large and well-established manufacturers of security X-ray equipment with financial and other resources greater than those of the Company. Certain X-ray security system customers select such systems based largely on price. Other customers, notably the U.S. Government and users in countries with high levels of concern over security, tend to select systems based largely on performance and detection capability. The Company's systems offer premium performance and have in the past, with the exception of the CargoSearch-TM- family, generally been priced higher than many competing systems. The Company believes that its patented and proprietary technology give it a strong competitive position in the sale of security systems to customers concerned with performance and detection. The Company also believes that its strategy of concentrating on products with unique features and/or competitive pricing will give it a strong position to increase its sales of X-ray systems.

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

|_|      RESEARCH AND DEVELOPMENT

The Company conducted approximately $416,000 of government sponsored research primarily focused on technologies for the detection of illicit drugs, explosives, and other security issues in fiscal 2000. This compares to $2,664,000 and $2,785,000 of government sponsored research and development in fiscal 1999 and 1998, respectively. In addition, the Company spent approximately $5,902,000 of its own funds for research relating to the development of new products or services during fiscal 2000, compared to $6,380,000 and $2,856,000 in fiscal 1999 and 1998, respectively.

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

|_|      PERSONNEL

As of March 31, 2000 the Company had 323 employees compared to 301 employees at the end of the prior year. All Company employees sign nondisclosure agreements as a condition of employment.

|_|      SALES BACKLOG

The Company's firm (under signed contracts) sales backlog was $25,420,000 at March 31, 2000 and $38,723,000 at March 31, 1999.

A majority of the Company's contracts with the U.S. Government contain clauses permitting the government to terminate the contract for convenience upon certain terms and conditions, including payment to the Company of an appropriate fee or profit on work performed. The total of such contracts in the backlog was $5,976,000 at the end of fiscal year 2000 and $3,563,000 at the end of fiscal year 1999. It is estimated that approximately 71% of the 2000 backlog will be filled within the fiscal year ending March 31, 2001.

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

Net Sales and Contract Revenues (Dollars in thousands)

                                                               2000              1999             1998
                                                           -------------    ---------------   --------------
     Domestic                                              $    27,360      $      26,274     $     26,799
     Export                                                $    33,314      $      31,021     $      5,900
     Percent of Export Revenue by Major Region:
          Middle East & Africa                                    48.7   %           54.2 %           59.7 %
          Mexico                                                  38.1               29.6               --
          Europe                                                   5.7                5.0              8.9
          Pacific Rim                                              4.1               10.5             28.3
          All Other                                                3.4                0.7              3.1



ITEM 2.  PROPERTIES

The Company's executive offices and its research, manufacturing and warehouse facilities are located in Billerica, Massachusetts and Santa Clara, California. In Billerica, the Company occupies 118,300 square feet of space in a 160,000 square foot single-story; concrete and brick building owned by an unaffiliated real estate limited partnership. The remaining space in the building is currently leased by the owner to an unaffiliated manufacturing company. The Company occupies the space under a long-term lease with a ten-year initial term that commenced March 1, 1995, and its one (1) ten-year optional extension term. In October 1999, the Company leased an additional 56,000 square feet of manufacturing and office space in an office park near the main office. This lease has a term of five years. In May 2000, the Company sub-leased 12,700 square feet of separate manufacturing and office space to an unaffiliated company. The facilities are currently utilized on a one-shift basis. The Company can add additional capacity by adding second and third shifts if necessary.

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

ITEM 3.   LEGAL PROCEEDINGS

The United States Court of Appeals for the Federal Circuit in Washington, D.C., in a decision issued December 29, 1999, ruled that American Science & Engineering may pursue a patent infringement claim against Vivid Technologies which produces x-ray detection devices used in baggage scanning equipment.

The Appeals Court overturned a 1998 decision in Vivid's favor by the Massachusetts Federal District Court. The lawsuit, filed by Vivid Technologies in May 1996, concerns whether Vivid's x-ray detection devices infringed on AS&E's patent. The District Court had ruled that AS&E could not assert a claim that Vivid's devices infringed on AS&E's patent. The Appeals Court also reversed the district court's finding on summary judgment that Vivid did not infringe on AS&E's patent, as well as the district court's denial of AS&E's request for discovery to oppose Vivid's summary judgment motion.

In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. (EG&G) in U.S. District Court in Boston, Massachusetts alleging that EG&G is infringing on at least two patents owned by the Company and that EG&G has misappropriated certain trade secrets of the Company. In February 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to the Company's MobileSearch -TM- X-ray inspection system. In May 1999, the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting further performance of the contested contract and preventing EG&G from utilizing the Company's' trade secrets. In August 1999, the Court issued a ruling denying the request for the preliminary injunction. In December 1999, EG&G filed a Motion for Summary Judgment that EG&G did not misappropriate the Company's trade secrets and in March 2000 EG&G filed a Motion for Summary Judgment that EG&G did not infringe the Company's patents. The Company has filed opposition to EG&G's motions and the Court has not yet ruled on these motions. The Company is continuing to pursue its claims against EG&G, but has filed a motion to dismiss the suit against U.S. Customs.

In a related matter, EG&G has filed a request with the U.S. Patent and Trademark Office for reexamination of the two patents that currently are at issue in the patent infringement action described above. The Company filed oppositions to the reexamination requests and believes that significant claims of its patents, covering activities by EG&G, will be upheld.

In February 2000, Heimann Systems GmBH filed a civil action in U.S. District Court in Boston, Massachusetts against the Company alleging that the Company infringed a Heimann patent relating to a mobile vehicle and x-ray examining device. The Company denies Heimann's assertions and believes that Heimann's claims are without merit. The Company does not expect the outcome of this litigation to have a material impact to its financial position or results of operations.

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

PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

The Company's Common Stock is listed on the American Stock Exchange (ticker symbol: ASE). The market price range for the Common Stock for the last two fiscal years follows:

         FISCAL YEAR                QUARTER ENDED             HIGH             LOW
         -----------                -------------             ----             ---
         2000                       March 31, 2000            7 3/4             6 1/8
                                    December 31, 1999         8 1/2             6 5/8
                                    September 30, 1999        7 7/8             6
                                    June 30, 1999             9 5/8             8 3/16

         1999                       March 31, 1999            11 1/16           7 1/8
                                    December 31, 1998         12 1/4            9 3/8
                                    September 30, 1998        13 1/16          11 5/16
                                    June 30, 1998             16 7/16          13 1/2

As of June 16, 2000, there were approximately 1,196 holders of record of the Company's Common Stock.

No cash dividends have been declared in the two most recent fiscal years and the Board of Directors does not contemplate paying any dividends in the immediate future.

The Company's credit facility restricts the payment of dividends (except in shares of the Company's stock) without consent of the bank.

ITEM 6.   SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)


   Fiscal Year                           2000             1999             1998            1997             1996
                                      ------------     -----------      -----------     -----------      ------------
   Net sales and contract
   revenues                        $       60,674       $  57,295        $  32,699   $      28,479    $       17,815


   Net income (loss)                        1,459           2,045            4,661           1,925               802

   Income (loss) per
   share-diluted                              .29             .40              .95             .40               .18

   Total assets                            38,205          30,204           25,993          15,514            14,295
   Obligations under
   capital leases                              16              40               42              60                75

   Stockholders' investment                21,375          19,347           16,084          10,150             7,501

   Book value per share                      4.31            3.97             3.39            2.21              1.67

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

|_|      2000 COMPARED TO 1999

|_|      OVERVIEW

Net sales and contract revenues for fiscal 2000 improved by 6% to $60,674,000 versus fiscal 1999 net sales and contract revenues of $57,295,000. The Company had income before taxes of $466,000, a decrease of 86% compared to $3,409,000 income before taxes in the previous year. During fiscal 2000, the Company recorded a net tax benefit of $993,000 consisting principally of a substantial, non-recurring research and development tax credit as well as tax benefits associated with the Company's foreign sales corporation. Net income for fiscal 2000 was $1,459,000 ($.29 per share, on a diluted basis) as compared to $2,045,000 ($.40 per share, on a diluted basis) in fiscal 1999. Backlog at March 31, 2000 was $25,420,000, a 34% decrease from the backlog reported at previous fiscal year end.

CHANGES IN FINANCIAL CONDITION - Cash and cash equivalents at year-end increased by $880,000 to $1,246,000, compared to $366,000 in 1999. Accounts receivable decreased by $1,682,000 from the prior year due to the decreased shipments made during the fourth quarter of fiscal 2000. Unbilled Receivables increased by $6,743,000 due to performance achieved on several contracts. Deferred income taxes increased $1,325,000 as a result of the Company recording tax benefits associated with the above mentioned research and development tax credits and tax benefits associated with the Company's foreign sales corporation. The Company's borrowings under its Line of Credit increased by $3,000,000 due to additional borrowings to primarily support working capital needs. Customer deposits increased $928,000 due to advances on certain long-term contracts. Deferred revenue increased $1,046,000 due to advances for extended warranty and service contracts.

RESULTS OF OPERATIONS - Net sales and contract revenues increased by $3,379,000 or 6% during fiscal year 2000. In fiscal 2000, security systems revenues of $60,258,000 represented an increase of $5,627,000 or 10% over 1999. Contract research and engineering revenues of $416,000 decreased by $2,248,000 or 84% below 1999.

Cost of sales and contracts in fiscal 2000 of $43,494,000 was $5,138,000 higher than the previous year primarily due to increased equipment sales and performance on several contracts. Cost of sales and contracts represented 72% of revenues during fiscal 2000, compared to 67% in fiscal 1999. This increase in the cost of sales ratio was due to a shift in product mix as well as continued investments made in operations infrastructure, global technical support capability and the introduction of new or enhanced products in response to growing domestic and international demand.

Selling, general and administrative expenses of $10,480,000 were $1,397,000 higher than the previous year and represented 17% of revenues, compared to 16% in 1999. The increased spending level was primarily due to the inclusion of the Company's High Energy Systems division for a full year as well as outside legal costs associated with the Company's protection of its intellectual property rights.

Company funded research and development spending decreased to $5,902,000 in fiscal 2000, a 7% decrease compared to the $6,380,000 in spending in fiscal 1999. Research and development spending in fiscal 2000 and fiscal 1999 was 10% and 11% of revenues, respectively.

In the fourth quarter of fiscal 2000, the Company recorded a tax benefit of $1,675,000 consisting principally of a nonrecurring research and development tax credit as well as a benefit related to the fourth quarter loss. This resulted in a net tax benefit of $933,000 for the full fiscal year. In fiscal 1999, the Company recorded a provision for income taxes of 40%, of which the significant components included federal and state income taxes.

The Company recorded net income of $1,459,000 for fiscal year 2000, a decrease of $586,000, or 29% below net income of $2,045,000 in the previous year. On a comparative basis, using fiscal 1999 tax provision rate of 40%, fiscal 2000 net profits would have been $280 resulting in an decrease in fiscal 2000 net profits of 86% below fiscal 2000. The Company was profitable in all quarters.

LIQUIDITY AND CAPITAL RESOURCES - Net cash provided by operating activities was $681,000, compared to $785,000 net cash used for operating activities in 1999. During 2000, the Company received $91,000 from the exercise of stock options. Cash and cash equivalents at March 31, 2000 stood at $1,246,000, an increase of $880,000 over the prior year-end. Working capital at the end of fiscal 2000 increased 6.1% to $14,906,000. The Company's current ratio decreased to 2.0 as compared to 2.4 at the end of fiscal 1999.

Fiscal 2000 capital expenditures totaled $2,858,000. This was an decrease of 15%, or $500,000, from the prior year capital expenditures of $3,358,000. Capital expenditures were comprised primarily of investments in information technology, leasehold improvements, and furniture and fixtures. Capital expenditures are funded by cash generated by operations or from the lines of credit available to the Company.

At the end of fiscal 2000, the Company had $35.5 million in approved bank lines of credit to be used either for short term cash borrowings to support working capital growth or for standby letters of credit to support the bonding requirements of foreign contracts. At the end of fiscal 2000, $4.0 million in borrowings were outstanding and $2.2 million in standby letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank. The existing line of credit expires on August 31, 2000. The Company anticipates either an extension of the existing line of credit or a new credit facility will be in place by August 31, 2000.

|_|      YEAR 2000

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

The Company has had no major issues with the products that it manufactures and sells. The Company has had no Year 2000 issues with suppliers, and vendors significant to the Company's business operations.

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

|-|      1999 COMPARED TO 1998

|_|      OVERVIEW

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

|_|      YEAR 2000

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

|_|      ACQUISITION OF BUSINESS

On August 18, 1998, the Company established its High Energy Systems Division by purchasing certain assets relating to the industrial linear accelerator business of Schonberg Research Corporation of Santa Clara, California for $1,100,000. The components of the purchase price consisted of the following:

                    Fixed assets                            $        658
                    Raw material inventory                           26
                    Patents and other intangible assets              416
                                                             -----------
                              Total                         $      1,100
                                                             ===========


This acquisition has been accounted for under the purchase method of accounting, and its results are included with the Company's results from the date of acquisition.

ITEM 7(A).   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information listed in the Index to Consolidated Financial Statements and Schedule on page 26 are filed as part of this Annual Report on Form 10-K and are incorporated into this Item by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

|_|      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AS OF MAY 31, 2000.

                                                             Positions Offices            Date Assumed
Name                            Age                          of Company Held              Each Position
----                            ---                          ------------                 -------------
DIRECTORS
---------
William E. Odom                 67                           Director                     September 1996
                                                             Chairman                     September 1998
Hamilton W. Helmer              53                           Director                     February 1993
Donald J. McCarren              60                           Director                     February 1993
Herman Feshbach                 83                           Director                     September 1975
Carl W. Vogt                    64                           Director                     June 1997
Roger P. Heinisch               62                           Director                     August 1999
Ralph S. Sheridan               50                           Director                     January 1994
                                                             President & CEO              September 1993

EXECUTIVE OFFICERS   (Who are not also Directors)

William L. Adams                67                           Vice President, Chief              September 1998
                                                             Engineer
Joseph Callerame                50                           Vice President, Technology         June 1998
                                                             Chief Technology Officer
Ralph G. Foose                  56                           Vice President, Operations         September 1999
Edwin L. Lewis                  54                           Vice President, General            March 2000
                                                             Counsel and Clerk
Lee C. Steele                   50                           Vice President, Finance            September 1994
                                                             Treasurer & CFO
Robert J. Peters                39                           Vice President, Business           November 1997
                                                             and Commercial
                                                             Development



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

Dr. Roger P. Heinisch joined the Honeywell Corporation in 1968 where he served in various scientific and engineering positions before becoming Director of Research in 1978. In 1980, Dr. Heinisch became the Director of the Systems and Research Center and was named Vice President of the Center in 1982. He became Vice President of Honeywell's Flight Systems Operations in 1985. In 1988, Dr. Heinisch was appointed Corporate Vice President of Advanced Technology. In 1990, he became Vice President of Materials and Manufacturing for the Defense Systems Group. When Alliant Techsystems was spun off from Honeywell in 1991, he assumed the position of Vice President, Engineering with the new Company. From 1995 until April of 1997 he also assumed responsibility for Information Systems and Technology at Alliant. Dr. Heinisch holds a B.S. in Nuclear Engineering from Marquette University, a M.S. in Nuclear Engineering from Marquette University and a Ph.D. in Engineering Science from Purdue University. Dr. Heinisch is a former member of the Army Science Board and has been a member of various Department of Defense review panels and technical boards. Currently, Dr. Heinisch serves on the boards of Nichols Research Corp., Nonvolatile Electronics, Inc., Theseus Logic Inc., Third Wave Systems, Point Cloud and Superior Vocabulary.

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

Dr. William Adams is President of Adtech Consulting, Inc., a technology and management consulting firm located in Columbus, Ohio. Dr. Adams joined AS&E in July 1997 as acting Chief Technology Officer. In August 1998 he became the acting Vice President of Operations and he now serves as Chief Engineer. Prior to joining AS&E Dr. Adams spent over thirty years in engineering and general management in process automation firms including AccuRay, Combustion Engineering, and ABB. During this period he held positions as Vice President of Field Service, VP of Engineering, Senior Vice President of Engineering, Manufacturing, and Marketing, and Vice President of Quality. In 1987 Dr. Adams established a process automation joint venture in Russia for Combustion Engineering. Dr. Adams and his wife moved to Moscow in 1991 where he managed the joint venture for ABB after Combustion Engineering was acquired by ABB. Dr. Adams retired from ABB in 1994 and established Adtech Consulting, Inc. Dr. Adams holds a B.S. in Electrical Engineering from Michigan Technological University, a SM in Electrical Engineering from MIT, and a Ph.D. from Purdue University.

Mr. Robert J. Peters joined the Company in November of 1997 as the Director of Product Development Engineering, and was promoted to his current position in March of 1998. He is responsible for all of the marketing, application and sales engineering, as well as communications. Prior to joining AS&E, Mr. Peters spent 14 years in the Defense industry, working for General Dynamics, Lockhead Martin, General Electric and RCA. Through various positions in engineering, program management and sales and marketing, Mr. Peters has led new product development of combat vehicles, stabilization systems, diagnostic systems and paperless documentation environments. He has developed joint ventures in the U.K. and worked extensively throughout Asia and Europe. Mr. Peters earned a B.S. in Electrical Engineering and an M.E. in Biomedical Engineering from Worcester Polytechnic Institute and an M.S. in Electrical Engineering from Northeastern University in Boston, MA.

Mr. Ralph Foose joined AS&E as Vice President of Operations in September, 1999 after three years as President and Chief Financial Officer of Sight in Systems, a software manufacturing company. Prior to his work at Sight in Systems, Mr. Foose was President of IRD Mechanalysis where he led a company turnaround. In 1986 Mr. Foose joined Combustion Engineering as President of Taylor Instrument Systems. During his six year tenure, the company split into two divisions and grew from $20 million in annual sales to $150 million. Early on in his career, Mr. Foose held various technical consulting and managerial positions with Booz-Allen Hamilton, AccuRay Corporation and NASA. Mr. Foose holds a B.S. in Electrical Engineering from Florida Institute of Technology and an M.S. in Computer Science from Ohio State University.

Mr. Edwin L. Lewis joined the Company in March 2000 after over two years as President of the Atlantic Legal Foundation, a public interest law firm in New York City. From 1995 to 1997, Mr. Lewis was Vice President, General Counsel and Corporate Secretary of Borg-Warner Corporation and from 1983 to 1995 was general counsel for its subsidiaries, Burns International and Wells Fargo Alarm Services. Prior to that, Mr. Lewis was senior attorney for Atlantic Richfield Company. Mr. Lewis holds a Juris Doctor Degree from Temple University School of Law and a Bachelor of Arts Degree in International Affairs from Lafayette College. Mr. Lewis is a member of the Legal Advisory Board of the National Federation of Independent Business Legal Foundation.

|_|      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires certain persons, including the Company's Directors and Executive Officers, to file initial reports of beneficial ownership of the Company's securities and reports of changes in beneficial ownership with the Securities and Exchange Commission. For fiscal year 2000, the Company filed a late report for Lee C. Steele for one transaction and a late report for Ralph S. Sheridan for one transaction.

ITEM 11.   EXECUTIVE COMPENSATION

|_| THE FOLLOWING CHART PROVIDES INFORMATION CONCERNING COMPENSATION PAID BY THE COMPANY DURING THE YEAR ENDED MARCH 31, 2000 TO THE CHIEF EXECUTIVE OFFICER AND EACH OF THE FOUR MOST HIGHLY COMPENSATED EXECUTIVE OFFICERS OF THE COMPANY WHOSE AGGREGATE COMPENSATION EXCEEDED $100,000.

                              SUMMARY COMPENSATION

                                                                                        LONG-TERM
                                                                                         COMPEN-
                                                                 ANNUAL                   SATION               ALL
                                                              COMPENSATION              ----------            OTHER
        NAME AND PRINCIPAL              FISCAL         ----------------------------       OPTION              COMPEN-
        POSITION                        YEAR           SALARY ($)         BONUS ($)     AWARDS (#)        SATION ($) (1)
        --------                        ----           ----------         ---------     ----------        --------------
        Ralph S. Sheridan               2000           267,120              172,500      225,000               4,058
        President and CEO               1999           245,495              230,000           --               5,658
                                        1998           240,000              230,000           --               7,729

        William L. Adams                2000           213,000                   --(4)        --                 --
        Vice President, Chief           1999           174,500                   --       10,000                 --
        Engineer                        1998           112,800                   --           --                 --

        Joseph Callerame                2000           211,964               58,500(5)        --               2,719
        Vice President                  1999           160,828                   --       50,000               2,212
        CTO                             1998                --                   --           --                 --

        Lee C. Steele                   2000           201,357              133,200(5)        --               2,194
        Vice President and              1999           135,664                   --       10,000                 774
        CFO                             1998           125,077               29,750       30,000                 752

        Robert J. Peters                2000           141,081                   --(4)     3,000                 290
        Vice President,                 1999           126,568               16,500       15,000                 224
        Business and                    1998            35,260(2)                --        5,000                  --
        Commercial
        Development


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

(4) The bonus amount for these officers has not been determined for fiscal year 2000.

(5)      Represents bonus earned in fiscal 1999 and fiscal 2000.

Mr. Sheridan has an employment contract with the Company that provides for his employment as President and Chief Executive Officer, and as a Director, through September 2002, at an annual salary of $270,000, subject to annual review, plus performance bonuses tied to specific accomplishments. This contract replaces Mr. Sheridan's prior contract with the Company, which expired in September 1999.

Under the contract, Mr. Sheridan is eligible to receive an annual bonus of up to $270,000 in each contract year, based on his accomplishment of goals established by the Compensation Committee. In addition, the Company granted Mr. Sheridan options to purchase 225,000 shares of the Company's Common Stock at an exercise price of $7.44 per share, the fair market value of the Company's Common Stock on the date of grant. The options become exercisable at the rate of 75,000 options per year on the first three anniversaries of the grant.

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

Dr. Callerame and Mr. Steele each have agreements with the Company granting each of them severance payments equal to one year's salary if he is terminated in connection with a change of control of the Company as defined in the agreement. The agreement also provides that if each of them is terminated for any reason other than "Cause" as defined in the agreement, he will be entitled to receive an amount equal to at least six months salary.

|_| THE FOLLOWING TABLES PROVIDE INFORMATION CONCERNING THE GRANT OF OPTIONS IN FISCAL YEAR 2000 TO EXECUTIVE OFFICERS NAMED IN THE SUMMARY COMPENSATION TABLE AND OPTIONS EXERCISED BY THOSE OFFICERS.

                                OPTION GRANTS IN THE LAST FISCAL YEAR


                                                         Individual Grants                        Potential Realizable
                                          --------------------------------------------           Value at Assumed Annual
                                                 % of Total                                       Rates of Stock Price
                                                    Options                                      Appreciation for Option
                                                 Granted to                                             Term ($)
                                   Options              All     Exercise    Expiration          ------------------------
                                   Granted        Employees     Price ($)      Date             5%/year         10%/year
                              -----------------------------------------------------------------------------------------
Ralph S. Sheridan                  225,000            33.4%         7.44       9/25/09          983,134       2,557,042
William L. Adams                         0              N/A          N/A           N/A              N/A             N/A
Joseph Callerame                         0              N/A          N/A           N/A              N/A             N/A
Lee C. Steele                            0              N/A          N/A           N/A              N/A             N/A
Robert J. Peters                     3,000              (1)         7.50       9/23/09           13,108          34,094


(1) Less than 1%

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND FISCAL YEAR END OPTION VALUES



                                                                   Number of                   Value of Unexercised
                                                              Unexercised Options              In-The-Money Options
                                                              at Fiscal Year End -              at Fiscal Year End -
                                   Shares                       MARCH 31, 2000 (#)               MARCH 31, 2000  ($)
                                 Acquired on    Value         ---------------------           -----------------------
                                  Exercise     Realized        Exerc-      Unexerc-           Exerc-         Unexerc-
                                    (#)           ($)          isable        isable           isable           isable
                         --------------------------------------------------------------------------------------------
Ralph S. Sheridan                    0             0          345,000       225,000          480,000              --
William L. Adams                     0             0           10,000            --               --              --
Joseph Callerame                     0             0           25,000        25,000               --              --
Lee C. Steele                        0             0           76,600        13,400          271,875              --
Robert J. Peters                     0             0           10,000        13,000               --              --


|_|  COMPENSATION OF DIRECTORS

Directors who are also employees of the Company do not receive additional compensation as Directors. Non-Employee Directors (other than the Chairman) receive annual compensation of 2,000 shares of Company Common Stock issuable on January 10th in each year, and options to purchase 7,000 shares of Common Stock at the closing price on the date of the Annual Meeting in each year. Dr. Feshbach, a former chairman of the board of directors, receives 2,500 shares of Common Stock on January 10th in each year and continues to receive deferred compensation under a now discontinued plan described below. No meeting fees or other fees are payable to any Director. See Item 13 - Certain Relationships and Related Transactions for additional information concerning certain Directors.

Dr. Feshbach is covered by a nonfunded deferred compensation plan (adopted in 1976 and amended in 1977, 1980, 1986, 1990 and 1992) that provides for periodic payments beginning at age 65, based on length of service. During the year, Dr. Feshbach received $4,752 under the Plan.

|_| COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION AND SECTION 16 REPORTING

During the fiscal year ended March 31, 2000, the Company's Compensation Committee consisted of General William Odom and Mr. Carl Vogt. No reportable relationship existed with respect to any member of the Compensation Committee.

|_|  BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

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

In line with this approach, the Company entered into a new employment agreement with its President and Chief Executive Officer, Mr. Ralph S. Sheridan, in 1999 (effective as of September 1999). This Agreement was based, in part, on an independent consultant's analysis of compensation arrangements for chief executives of comparable companies, and was also based on a careful review of the most important goals and objectives for the Company. The Agreement provided for initial annual cash compensation of $270,000, subject to annual adjustment in the Committee's discretion, plus annual incentive bonuses of up to $270,000 tied to specific, agreed upon annual performance criteria. In addition, in order to provide for long-term incentives, the Company has issued to Mr. Sheridan nonstatutory stock options to purchase 225,000 shares of Common Stock which vest ratably over three years.

For the contract year ended in September 1999, the Committee awarded Mr. Sheridan a cash bonus of $172,500, representing 74% of the potential award under his contract.

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

[GRAPHIC]


                                                    INDEXED RETURNS

                                                Base
                                               Period                             Years Ending
-----------------------------------------------------------------------------------------------------------------------
COMPANY / INDEX                                 Mar95           Mar96        Mar97       Mar98       Mar99        Mar00
-----------------------------------------------------------------------------------------------------------------------
AMERICAN SCIENCE ENGINEERING                     100              158         194         218          114         116
-----------------------------------------------------------------------------------------------------------------------
S&P 500 COMP-LTD                                 100              132         158         234          278         327
-----------------------------------------------------------------------------------------------------------------------
TECHNOLOGY-500                                   100              135         183         276          442         783
----------------------------------------------------------------------------------------------------------------------




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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

|_| THE FOLLOWING CHART SHOWS THE COMPANY COMMON STOCK BENEFICIALLY OWNED BY OFFICERS AND DIRECTORS OF THE COMPANY ON JUNE 16, 2000. BASED ON INFORMATION AVAILABLE TO IT, THE COMPANY BELIEVES THAT NO OTHER PERSON OR ENTITY OWNED 5 PERCENT OR MORE OF THE COMPANY'S COMMON STOCK ON THAT DATE.

         ------------------------------------------ ------------------------------------- ----------------------
         NAME OF                                      AMOUNT AND NATURE OF BENEFICIAL            PERCENT
         BENEFICIAL OWNER                                       OWNERSHIP(1)                    OF CLASS
         ------------------------------------------ -------------------------- ---------- ----------------------
         William L. Adams                                              20,000                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Joseph Callerame                                              47,928                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Herman Feshbach                                               21,540                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Ralph G. Foose                                                12,500                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Hamilton W. Helmer                                            64,781                     1.29%
         ------------------------------------------ -------------------------- ---------- ----------------------
         Edwin L. Lewis                                                     0                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Donald J. McCarren                                            72,581                     1.45%
         ------------------------------------------ -------------------------- ---------- ----------------------
         William E. Odom                                               35,000                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Robert J. Peters                                              15,000                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Ralph S. Sheridan                                            551,936                     10.39%
         ------------------------------------------ -------------------------- ---------- ----------------------
         Lee C. Steele                                                 89,223                     1.77%
         ------------------------------------------ -------------------------- ---------- ----------------------
         Carl W. Vogt                                                  38,916                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Directors and Officers
             as a Group (13 persons)                                1,024,178                     18.14%
         ------------------------------------------ -------------------------- ---------- ----------------------

(1) Includes shares that may be acquired under stock options and warrants exercisable within sixty days after the date of this table, as follows:
         Dr. Adams - 10,000; Dr. Callerame - 37,500; Dr. Feshbach - 2,500; Mr. Foose - 12,500; Dr. Helmer - 53,000; Dr. McCarren - 54,000; Mr. Odom - 21,000; Mr. Peters - 15,000; Mr. Rutan -34,667; Mr. Sheridan - 345,000;
         Mr. Steele - 76,600; Mr. Vogt - 15,750; and all Directors and Officers as a group - 677,517. All ownership reported herein includes sole voting and investment power.

(2)      Amount owned constitutes less than one percent.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Al Gladen, a director of the Company until June, 1999, provides engineering and management services to the Company. The compensation paid to Dabster, Inc., a corporation of which Mr. Gladen is the President, in fiscal years 2000, 1999 and 1998 was approximately $20,600, $212,000 and $256,750, for services rendered, respectively.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The financial statements and schedules listed in the Index to Consolidated Financial Statements and Schedule on page 26 are filed as part of this report, and such Index is incorporated in this Item by reference.

         The exhibits listed in the Exhibit Index on page 48-50 are filed as part of this report, and such Index is incorporated in this Item by reference.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the fourth quarter of the fiscal year covered by this report.

             AMERICAN SCIENCE AND ENGINEERING, INC., AND SUBSIDIARY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

(Submitted in answer to Item 8 and Item 14 of Form 10-K, Securities and Exchange Commission)

CONSOLIDATED FINANCIAL STATEMENTS                                                      PAGE
---------------------------------                                                      ----

Report of Independent Public Accountants                                               27
Consolidated Balance Sheets - March 31, 2000 and March 31, 1999                        28-29
Consolidated Statements of Operations                                                  30
         For the Years Ended March 31, 2000, March 31, 1999, and March 31, 1998

Consolidated Statements of Stockholders' Investment                                    31
         For the Years Ended March 31, 2000,  March 31, 1999,
         and March 31, 1998
Consolidated Statements of Cash Flows                                                  32
         For the Years Ended March 31, 2000, March 31, 1999  and March 31, 1998
Notes to Consolidated Financial Statements - March 31, 2000                            33-44

CONSOLIDATED SUPPLEMENTARY FINANCIAL INFORMATION

Unaudited quarterly consolidated financial data for
         the years ended March 31, 2000 and March 31, 1999                             45

(Separate Financial Statements of the Company have been omitted since the net assets of its wholly owned subsidiary are not so restricted with respect to payment of loans, advances and cash dividends to the Company as to require such disclosure.)

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts and Reserves                            46



Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Science and Engineering, Inc.:

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. (a Massachusetts corporation) and subsidiary as of March 31, 2000 and March 31, 1999 and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Science and Engineering, Inc. and subsidiary as of March 31, 2000 and March 31, 1999 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

Boston, Massachusetts
May 24, 2000

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2000 AND MARCH 31, 1999
                              Dollars in thousands


            ASSETS                                                               2000              1999
                                                                                 ----              ----
            CURRENT ASSETS:


            Cash and cash equivalents (Note 2)                                 $1,246              $366

            Accounts receivable, net of allowances of
              $250 in 2000 and $259 in 1999 (Note 1)                            6,276             7,958

            Unbilled costs and fees, net of allowances of
              $447 in 2000 and 1999 (Note 1)                                    9,117             2,374

            Inventories (Note 1)                                               10,446            11,083

            Deferred income taxes (Notes 1 and 5)                               1,911             1,370

            Prepaid expenses and other current assets                           1,118             1,224
                                                                               ---------        ---------

            TOTAL CURRENT ASSETS                                               30,114            24,375
                                                                               ---------        ---------

            Non-current deferred income taxes (Notes 1 and 5)                   1,038               254

            Deposits                                                               44                17
            Other Assets                                                          132               115
            Patents and other intangibles, net of accumulated
              amortization of $165 in 2000 and $55 in 1999
              (Notes 1 and 3)                                                     300               401

            Property, equipment and leasehold
              Improvements, net of accumulated depreciation of
              $11,000 in 2000 and $9,677 in 1999
              (Notes 1 and 3)                                                   6,577             5,042
                                                                             -----------        ---------

                                                                              $38,205           $30,204
                                                                             ===========        =========



The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        MARCH 31, 2000 AND MARCH 31, 1999
                              Dollars in thousands


             LIABILITIES & STOCKHOLDERS' INVESTMENT                             2000                1999
                                                                                ----                ----
             CURRENT LIABILITIES:

             Line of Credit                                                   $4,000              $1,000

             Current maturities of obligations
               under capital leases (Note 3)                                      16                  20
             Accounts payable                                                  5,714               4,456
             Accrued salaries and benefits                                     1,136                 868
             Accrued warranty costs (Note 1)                                     698                 374
             Accrued income taxes (Notes 1 and 5)                                 --                 350
             Deferred revenue (Note 1)                                           756                 756
             Customer deposits (Note 1)                                        2,209               1,281
             Other current liabilities                                           679               1,224
                                                                       --------------     ---------------
             TOTAL CURRENT LIABILITIES                                        15,208              10,329
                                                                       --------------     ---------------
             NON-CURRENT LIABILITIES:

             Obligations under capital leases, net

                of current maturities (Note 3)                                    --                  20
             Deferred revenue (Note 1)                                         1,113                  67
             Deferred compensation (Note 10)                                     146                 149
             Deferred rent (Note 1)                                              363                 292
                                                                       --------------     ---------------
             TOTAL NON-CURRENT LIABILITIES                                     1,622                 528
                                                                       --------------     ---------------
             COMMITMENTS AND CONTINGENCIES (Notes 3, 4, and 10)

             STOCKHOLDERS' INVESTMENT: (Notes 6 and  7)
             Preferred stock, no par value
               Authorized - 100,000 shares
               Issued - None
             Common stock, $.66-2/3 par value
               Authorized - 20,000,000 shares
               Issued 4,961,874 shares in 2000
               and 4,877,767 shares in 1999                                    3,308               3,252
             Capital in excess of par value                                   17,907              17,394
             Retained Earnings/Accumulated deficit                               800                (659)
                                                                       --------------     ---------------
                                                                              22,015              19,987
             Note receivable-Officer (Note 7)                                   (640)               (640)
                                                                       --------------     ---------------
             TOTAL STOCKHOLDERS' INVESTMENT                                   21,375              19,347
                                                                       --------------     ---------------
                                                                             $38,205             $30,204
                                                                       ==============     ===============

The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED MARCH 31, 2000, MARCH 31, 1999, AND MARCH 31, 1998
                 Dollars in thousands, except per share amounts


                                                                   2000             1999               1998
                                                                   ----             ----               ----
         NET SALES AND CONTRACT REVENUES
           (Notes 1 and 9)                                      $60,674          $57,295            $32,699
         Cost of sales and contracts (Note 1)                    43,494           38,356             19,816
                                                                -------          -------            -------
         GROSS PROFIT                                            17,180           18,939             12,883

         EXPENSES:

         Selling, general and administrative                     10,480            9,083              7,425
         Research and development (Note 1)                        5,902            6,380              2,856
                                                                -------          -------            -------
         TOTAL EXPENSES                                          16,382           15,463             10,281
                                                                -------          -------            -------
         OPERATING INCOME                                           798            3,476              2,602
                                                                -------          -------            -------
         OTHER INCOME/(EXPENSE):

         Interest, net                                            (257)               83                118
         Other, net                                                (75)            (150)               (22)
                                                                -------          -------            -------
         TOTAL OTHER INCOME (EXPENSE)                             (332)             (67)                 96
                                                                -------          -------            -------

         INCOME BEFORE PROVISION FOR (BENEFIT FROM)
            INCOME TAXES                                            466            3,409              2,698
         PROVISION FOR (BENEFIT FROM) INCOME TAXES
            (NOTE 5)                                              (993)            1,364            (1,963)
                                                                -------          -------            -------

         NET INCOME                                             $ 1,459          $ 2,045            $ 4,661
                                                                =======          =======            =======

         INCOME PER SHARE               - BASIC                   $ .30            $ .43             $ 1.00
                                                                =======          =======            =======
                                        - DILUTED                $  .29           $  .40             $  .95
                                                                =======          =======            =======

         WEIGHTED AVERAGE SHARES        - BASIC                   4,925            4,813              4,646
                                                                =======          =======            =======
                                        - DILUTED                 5,021            5,071              4,917
                                                                =======          =======            =======


The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
     FOR THE YEARS ENDED MARCH 31, 2000, MARCH 31, 1999, AND MARCH 31, 1998
                   Amounts in thousands, except share amounts



                                                                  RETAINED
                                                                  EARNINGS/
                              COMMON STOCK        CAPITAL IN        ACCU-          NOTE
                          --------------------     EXCESS OF       MULATED       RECEIVABLE        TREASURY STOCK
                          SHARES         AMOUNT    PAR VALUE       DEFICIT        OFFICER        SHARES       AMOUNT      TOTAL
                          ------         ------    ---------       -------        -------        ------       ------      -----

BALANCE,
MARCH 28, 1997         4,585,209      $  3,058    $  15,273        $  (7,365)       $ (640)      62,841        $(176)   $ 10,150

Net income                    --            --           --            4,661            --           --           --       4,661
Exercise of stock
  Options (Note 6)       152,735           101          783               --            --           --           --         884
Issuance of stock          5,625             3          222               --            --      (56,163)         164         389
                       ---------      --------    ---------         --------       -------     --------        -----     -------
BALANCE,
MARCH 31, 1998         4,743,569         3,162       16,278           (2,704)         (640)       6,678          (12)     16,084

Net income                    --            --           --            2,045            --             --           --     2,045
Exercise of stock
  Options (Note 6)       108,485            72          743               --            --             --           --       815
Retirement of Treasury
stock                     (6,178)           (4)          (8)              --            --         (6,678)          12        --
Issuance of stock         31,891            22          381               --            --             --           --       403
                       ---------      --------    ---------         --------       -------       --------        -----   -------
BALANCE,
MARCH 31, 1999         4,877,767      $  3,252    $  17,394        $    (659)       $ (640)            --       $   --  $ 19,347

Net income                    --            --           --            1,459            --             --           --     1,459
Exercise of stock
  Options (Note 6)        18,308            12           79               --            --             --           --        91
Issuance of stock         65,799            44          434               --            --             --           --       478
                       ---------      --------    ---------         --------       -------       --------        -----   -------
BALANCE,
MARCH 31, 2000         4,961,874      $  3,308    $  17,907        $     800        $ (640)            --       $   --  $ 21,375
                       ---------      --------    ---------         --------       -------       --------        -----   -------
                       ---------      --------    ---------         --------       -------       --------        -----   -------


The accompanying notes are an integral part of these consolidated financial statements

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED MARCH 31, 2000, MARCH 31, 1999 AND MARCH 31, 1998
                              Dollars in thousands


                                                                            2000           1999              1998
                                                                            ----           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 1,459        $ 2,045           $ 4,661
Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                         1,434            905               534
     Provisions for contract, inventory, accounts
             receivable and warranty reserves                                572          1,135               896
     Deferred income tax                                                  (1,325)           932            (2,556)
     Change in assets and liabilities:
             Accounts receivable                                           1,532         (1,232)           (2,070)
             Unbilled costs and fees                                      (6,743)           816            (2,409)
             Inventories                                                     637         (2,513)           (4,151)
             Prepaid expenses, other assets,
                and deposits                                                  64           (943)               (7)
             Accounts payable                                              1,258             96             2,107
             Accrued income taxes                                           (350)          (265)              525
             Customer deposits                                               928            130             1,151
             Deferred revenue                                              1,046           (649)              286
             Accrued expenses and other
                 current liabilities                                         101            321               326
             Noncurrent liabilities                                           68              7                11
                                                                         -------        -------          --------
     Total adjustments                                                      (778)        (1,260)           (5,357)
                                                                         -------        -------          --------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                    681            785              (696)
                                                                         -------        -------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment, net                              (2,858)        (3,358)           (1,082)
     Acquisition of business assets                                          --          (1,100)               --
     Purchase of patents and intangibles                                     (10)           (40)               --
                                                                         -------        -------          --------
     Cash used in investing activities                                    (2,868)        (4,498)           (1,082)
                                                                         -------        -------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from borrowings (Note 11)                                    3,000          1,000                --
     Proceeds from exercise of stock options                                  91            815               884
     Principal payments of capital lease obligations                         (24)           (26)              (18)
                                                                         -------        -------          --------
     Cash provided by financing activities                                 3,067          1,789               866
                                                                         -------        -------          --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                         880         (1,924)             (912)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               366          2,290             3,202
                                                                         -------        -------          --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 1,246        $   366           $ 2,290
                                                                         -------        -------          --------
                                                                         -------        -------          --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Interest paid                                                        $  346        $    43           $    6
     Income taxes paid                                                       791            667               40


NON-CASH TRANSACTIONS:

     Issuance of stock in lieu of fees                                    $  478        $   403           $  225
     Capital lease obligation for equipment                                   --             24               --
     Issuance of treasury stock in lieu of fees                               --             --              164



The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation

INVENTORIES Inventories are stated at the lower of cost, computed on a first-in, first-out basis, or market and generally include material, labor and factory overhead.

The components of inventories at March 31, 2000 and 1999 were as follows (dollars in thousands):

                                           2000            1999
                                           ----            ----
Raw materials and completed
   Subassemblies                          $ 6,416         $ 5,570
Work-in-process                             4,030           5,513
                                      -----------      ----------
                                          $10,446         $11,083
                                      -----------      ----------

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

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

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

Under the terms of most of its cost-reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $253,000 in 2000 and $424,000 in 1999) result from both commercial contract retentions and government contract withholdings generally for 15% of fees, as well as differences between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees.

Included in accounts receivable and unbilled costs and fees at March 31, 2000 and 1999 are $4,084,000 and $8,257,000, respectively, attributable to both prime and subcontracts with the U.S. Government.

WARRANTY COSTS AND DEFERRED REVENUE The Company generally provides a one-year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued for at time of the sale and is captioned as a balance sheet liability, Accrued Warranty or included in contract costs for contracts accounted for using the percentage of completion method. The Company also offers to its customers extended warranty and service contracts beyond the initial year of warranty. The coverage period of these contracts will typically range from one to five years, with payment in advance recorded as Deferred Revenue. Approximately 65% of the deferred revenue included in the accompanying 2000 balance sheet will be recognized within 2 years.

CUSTOMER DEPOSITS For most international orders, the Company generally includes, as part of its terms and conditions, an advance deposit with order acceptance. For long-term international contracts, the Company will generally include milestone payments tied to a specific event and/or passage of time. These deposit amounts are recorded as a liability under "Customer Deposit" until reduced by revenue recognized against the specific contract. As of March 31, 2000 and 1999, total customer deposits amounted to $2,209,000 and $1,281,000, respectively.

DEFERRED RENT The Company entered into a lease for its office and manufacturing facilities. This lease has escalation clauses. Generally accepted accounting principles require normalization of the rental expense over the life of the lease, resulting in deferred rent being reflected in the accompanying consolidated balance sheets.

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

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

INCOME PER COMMON AND COMMON EQUIVALENT SHARES Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company's common stock for the period.

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

NEW ACCOUNTING PRONOUNCEMENTS In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts and for hedging activities) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate any impact on its financial statements from the adoption of SFAS 133.

The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions, as well as certain industry specific guidance. The new guidance that is most likely to have a potential impact on the Company concerns customer acceptance and installation terms. The Company is in the process of quantifying the potential impact of the new guidance, which is effective for the fourth quarter of fiscal 2001, with retroactive application to April 1, 2000.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

PRESENTATION Certain amounts in 1999 and 1998 have been reclassified to conform to the 2000 financial statement presentation.

2.  CASH AND CASH EQUIVALENTS

The Company considers all investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value at year end 2000 and 1999. The Company has repurchase agreements with a regional bank. The repurchase agreements are collateralized by investments principally consisting of U.S. Government Agency securities in the amount of at least 100% of such obligation.

3.  OPERATING AND CAPITAL LEASE AGREEMENTS

The Company leases its office and manufacturing facilities in Billerica, Massachusetts under a 10 year lease which began on March, 1 1995 with an option to extend for an additional 10 years. During fiscal year 1998 the Company leased additional space in the current building and amended the lease. Escalation clauses provide for rent increases after the first and fifth year of the rental term. In January 1998, the Company leased additional manufacturing and office space at a nearby location; this space is under a sublease agreement as of May 2000 to an unrelated party. In October 1999, the Company leased additional manufacturing space in another nearby location. The term of this lease is 5 years with an option to extend for 5 additional years. During August 1998, the Company entered into a three-year lease agreement for a facility located in Santa Clara, CA. The lease has two three-year optional extension terms. The Company incurred $901,000, $649,000, and $541,000 of rent expense in 2000, 1999, and 1998 respectively. The security deposits on these leases amount to $142,000.

Future minimum rental payments under the Company's operating leases, excluding real estate taxes, insurance and operating costs paid by the Company required over the initial terms of the leases are as follows (in thousands):

                          ------------------------------
                              YEAR ENDING MARCH 31,

                          2001               $  1,147
                          2002                  1,066
                          2003                    987
                          2004                    928
                          2005                    797
                          Thereafter               --
                                            ----------
                                             $  4,925
                                            ==========

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

Future minimum rental receivables under the Company's operating sub-lease, excluding real estate taxes, insurance and operating costs paid by the Company required over the terms of the lease is as follows (in thousands):


                                YEAR ENDING MARCH 31,
                            ------------------------------
                            2001             $       67
                            2002                     76
                            2003                     60
                            2004                     --
                            2005                     --
                            Thereafter               --
                                                  ----------
                                             $       203
                                                  ==========

The Company leases certain equipment under capital leases which expire in 2001 and have interest rates ranging from 7.0% to 11.5%.


                                        YEAR ENDING MARCH 31
                                        ---------------------
                              2001             $      16
                                               ----------
                                               $      16
                                               ==========

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

4.  LINE OF CREDIT

In November 1999, the Company expanded its domestic credit facilities with State Street Bank and Trust Company, Fleet National Bank, and the Export Import Bank of the United States (ExIm). The expanded line of credit, which is secured by accounts receivable from ongoing customers as well as inventory, has two components. The first component includes a $20,000,000 revolving line of credit to support working capital and the issuance of standby letters of credit; the second component includes a $15,500,000 ExIm guaranteed export credit agreement to support foreign export contracts. Monthly interest payments on this line of credit are at the prime interest rate. There is a quarter percent (.25%) commitment fee on the unused portion of the line. As of March 31, 2000 and 1999, there was $4,000,000 and $1,000,000 of borrowings against the line, respectively. As of March 31, 2000 there were $2.2 million of outstanding letters of credit in effect against the credit facilities. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank. The credit facility requires the Company to meet certain financial covenants. As of March 31, 2000, the Company was in compliance with all of the financial covenants. The existing line of credit expires on August 31, 2000. The
Company anticipates either an extension of the existing line of credit or a new credit facility will be in place by August 31, 2000.

5.  INCOME TAXES

The provision (benefit) for income taxes for the years ended March 31, 2000, March 31, 1999, and March 31, 1998 consisted of the following (in thousands):


                                                2000                1999              1998
                                                ----                ----              ----
Current:
  Federal                                $            238    $            83    $           51
  State                                                94                349               353
                                            --------------       ------------      ------------
                                                      332                432               404
Deferred/(Prepaid):
  Federal                                          (1,223)               975             1,244

  State                                              (102)               (43)              (49)
                                            --------------       ------------      ------------
                                                   (1,325)               932             1,195
                                            --------------       ------------      ------------

Change in valuation allowance                          --                 --            (3,562)
                                            --------------       ------------      ------------
Total                                    $           (993)   $         1,364    $       (1,963)
                                            ==============       ============      ============

The difference between the total expected provision (benefit) for income taxes computed by applying the statutory federal income tax rate to income before provision (benefit) for income taxes and the recorded provision (benefit) for income taxes for the three years in the period ended March 31, 2000 follows (in thousands):


                                                                      2000               1999              1998
                                                                      ----               ----              ----
     Provision for income taxes at statutory rate             $        174      $       1,159       $       917
     State tax provision (benefit) net of federal effect                (5)               202               233
     Permanent non-deductible expenses                                  32                 30                17
     Expiration of tax credits                                          --                 --               190
     Change in valuation allowance                                      --                 --            (3,562)
     Effect of FSC exclusion                                          (430)               (19)               --
     R&D tax credit                                                   (700)                --                --
     Other                                                             (64)                (8)              242
                                                              -------------       ------------      ------------
                                                              $       (993)     $       1,364       $    (1,963)
                                                              =============       ============      ============

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

The significant components of the net deferred tax asset at March 31, 2000 and 1999 follow (in thousands):


                                                            2000                                1999
                                               -----------------------------        ----------------------------
                                                     Current     Non-current             Current     Non-current
                                               -----------------------------        ----------------------------
       ASSETS:
       Net operating loss carryforwards         $         8     $         --        $        --     $         --
       Accounts receivable
          And unbilled costs and fees                    234              --                275               --
       Inventory                                         222              --                232               --
       Deferred revenue                                   --             551                233               --
       Accrued vacation                                  261              --                195               --
       Accrued warranty costs                            256              --                146               --
       Research & Development                            855              --                 67               --
           And other tax Credits
       Other                                              75             487                222              254
                                                  ----------          ------            -------          -------
       Net deferred income tax assets                $ 1,911         $ 1,038            $ 1,370            $ 254
                                                  ----------          ------            -------          -------
                                                  ----------          ------            -------          -------




The Company has available general business and other credits of approximately $855,000 expiring at various times through 2018.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

6.  COMMON STOCK

STOCK OPTION PLANS The Company has various stock option plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of March 31, 2000: 1981, 1984, 1985, and 1987 Stock Option Plans; 1993, 1994-1995 and 1996 Stock Option Plan for Non-employee Directors; two CEO Employment Agreement Plans; 1995 Combination Plan; 1997 and 1998 Non-Qualified Option Plan; 1994-95 Stock Option Plan for New Employees and a 1999 Combination Plan. As of March 31, 2000, 469,183 shares have been reserved and are available for future grant. Vesting periods on these plans range from immediate vesting to four years. Options under these plans are granted at fair market value and generally become exercisable within one to two years of the grant date and terminate ten years from the date of grant. In addition, the Company has a common stock installment purchase plan under which the Board of Directors may grant to key personnel the right to purchase shares of the Company's common stock at fair market value and to pay the purchase price in twelve equal monthly installments. As of March 31, 2000, no shares have been reserved or granted under this plan.

The Company has instituted two common stock purchase plans. The Executive Equity Incentive Plan allows an executive officer of the Company to buy original issue Company common stock in any dollar amount up to the gross amount of the annual bonus granted to the Officer and to receive half the number of shares purchased in restricted stock which vests after 3 years. If the employee leaves the Company prior to 3 years then the shares revert back to the Company. The Reload Option Plan allows any eligible employee designated by the Board of Directors to receive new stock options (at an exercise price equal to the fair market value of the common stock on the date of sale of the stock) for every share of Company common stock sold or used to exercise stock options. As of March 31, 2000 and 1999, 2,251 and 0 shares have been reserved and restricted under this plan.

PRO FORMA STOCK-BASED COMPENSATION EXPENSE As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based compensation plans. Had compensation cost for awards in 2000, 1999 and 1998 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:


           In thousands except per share amounts                       2000               1999               1998
                                                                    ---------         ----------         -----------

           Net income:
                 As reported                                        $   1,459         $     2,045        $      4,661
                 Pro forma                                                186                  86               3,200
           Income per share - Basic:
                 As reported                                        $     .30         $       .43        $       1.00
                 Pro forma                                                .04                 .02                 .69
           Income per share - Diluted:
                 As reported                                        $     .29         $       .40        $        .95
                 Pro forma                                                .04                 .02                 .65

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

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

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.97% to 6.83%, 4.38% to 5.79%, and 5.42% to 6.57% for 2000, 1999, and 1998, respectively, and expected life of 5 years, expected volatility of 55%, 47%, and 38% for 2000, 1999, and 1998, respectively, and an expected dividend yield of 0% for all three years.

STOCK OPTION ACTIVITY A summary of the Company's stock option activity is as follows:


                                                    2000                         1999                         1998
                                       -----------------            -----------------                    ---------
                                                WEIGHTED                     WEIGHTED                     WEIGHTED
                                                 AVERAGE                      AVERAGE                      AVERAGE
                                 NUMBER OF      EXERCISE      NUMBER OF      EXERCISE      NUMBER OF      EXERCISE
                                    SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
Options outstanding,
beginning of year                1,338,798       $ 10.60      1,116,030        $ 9.59      1,001,141       $ 10.16
Options granted                    672,917          7.75        395,850         12.58        286,608         11.47
Options exercised                  (18,308)         5.99       (108,485)          7.39      (152,735)          5.79
Options expired                   (209,008)        11.60        (64,597)         10.74       (18,984)         10.99
                                 ---------                     --------                     --------

Options outstanding,
end of year                      1,784,399          9.45      1,338,798         10.60      1,116,030          9.59
                                 =========                    =========                    =========
Options exercisable              1,056,785         10.45        857,283          9.54        652,830          7.90
                                 =========                      =======                      =======

Options available

    For grant                      469,183                      333,292                      580,042
                                   =======                      =======                      =======
Weighted average fair
value per share of
options granted
during the year                                     2.83                         5.86                         4.33

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

The following summarizes certain data for options outstanding at March 31, 2000:


                                                                                                   WEIGHTED
                                                                                WEIGHTED            AVERAGE
                                                                                 AVERAGE          REMAINING
                                       NUMBER OF                RANGE OF        EXERCISE        CONTRACTUAL
                                          SHARES         EXERCISE PRICES           PRICE               LIFE
                                          ------         ---------------           -----               ----
      Options outstanding,
      End of year:                       123,640         $ 3.25 -  $5.25       $   4.00                3.80
                                         808,900           5.25 -   8.25           7.14                8.60
                                         342,209           8.25 -  11.38          10.66                7.50
                                         509,650          11.38 -  16.25          13.68                7.30
                                      ----------
                                       1,784,399                                   9.53                7.70
                                      ----------
                                      ----------

      Options Exercisable:               123,640         $ 3.25 - $ 5.25       $    4.00
                                         200,850           5.25 -   8.25            6.20
                                         296,376           8.25 -  11.38           10.67
                                         435,919          11.38 -  16.25           13.70
                                      ----------
                                       1,056,785                               $   10.45
                                      ----------
                                      ----------

On April 15, 1998, the Company announced that its Board of Directors adopted a Shareholders' Rights Plan (the Plan) and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. The dividend is payable to all holders of record of shares of common stock as of the close of business on April 17, 1998. The rights become exercisable ten days after a person or group acquires 15% or more of the Company's common stock, and in certain other situations described in the Plan. As of March 31, 2000, no options have been granted or exercised under this plan.

7.  NOTE RECEIVABLE FROM OFFICER

In January 1994, the Company's Chief Executive Officer purchased 160,000 shares of common stock at a price of $4.00 per share (the fair market value) financed under a note agreement for $640,000 from the Company. This note accrues interest at a rate of 6.26% and will be payable on or before September 15, 2003 or 90 days after termination, as defined. As of March 31, 2000, no interest has been received or paid against this note.

8. RELATED PARTY TRANSACTIONS

Mr. Al Gladen, a director of the Company until June, 1999, provides engineering and management services to the Company. The compensation paid to Dabster, Inc., a corporation of which Mr. Gladen is the President, in fiscal years 2000, 1999 and 1998 was approximately $20,600, $212,000 and $256,750, for services rendered, respectively.

9. BUSINESS SEGMENT INFORMATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information", the Company has determined that it has only one operating segment, the X-ray product segment. This includes X-ray detection and imaging products used primarily for the detection of illegal drugs, terrorist explosives, and smuggled goods. The equipment is purchased by sophisticated government and commercial clients who place a premium on the detection of organic material in complex backgrounds and the ability to see the contents of containers with precision.

GEOGRAPHICAL DATA All of the Company's export sales originate from the U.S. No assets or operations are maintained in any foreign country. The following table shows the breakdown of Net Sales and Contract revenues to foreign and domestic customers and the major region(s) of export activity (dollars in thousands):


                                                                 2000                 1999             1998
                                                             --------------       -------------    -------------
     Domestic                                                $      27,360        $     26,274     $    26,799
     Export                                                  $      33,314        $     31,021     $     5,900
     Percent of Export Revenue by Major Region:
          Middle East & Africa                                        48.7  %             54.2%           59.7 %
          Mexico                                                      38.1                29.6              --
          Europe                                                       5.7                 5.0             8.9
          Pacific Rim                                                  4.1                10.5            28.3
          All Other                                                    3.4                 0.7             3.1


MAJOR CUSTOMERS          Sales to major customers (representing in excess of 10%
of consolidated revenues) consisted of X-ray product sales of the following:

     FISCAL 2000:     $12,644,000 and $11,779,000 to two customers.
     FISCAL 1999:     $13,306,000, $9,168,000, $6,853,000 and $6,027,000 to four customers.
     FISCAL 1998:     $11,670,000 to one customer.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

10.  COMMITMENTS AND CONTINGENCIES

DEFERRED COMPENSATION The Company has an unfunded deferred compensation plan, originally adopted in 1976 and amended at various times, for certain current and former directors. This plan provides for periodic payments beginning at age 65, the amount of which depends on their length of service. The Company paid $4,752 in 2000, $4,752 in 1999, and $21,000 in 1998 under this deferred compensation plan.

LITIGATION In May, 1996, Vivid Technologies, Inc., filed a civil action against the Company, seeking INTER ALIA a declaratory judgment that Vivid had not infringed upon certain of the Company patents relating to its backscatter technology. The Company responded to Vivid's claim denying their allegations and counter-claiming that Vivid infringed upon one or more of the Company's patents. On May 12, 1997, Vivid filed a proposed Amended Complaint narrowing its claim and seeking INTER ALIA a declaratory judgment that Vivid had not infringed on AS&E United States Patent number 5,253,283, entitled "Inspection Method and Apparatus with Single Color Pixel Imaging" The Company denies Vivid's assertions, and contends that Vivid's claims are without merit and that Vivid is not entitled to the relief sought. The Company served Vivid with discovery requests to which Vivid failed to respond. In September 1997, Vivid filed a motion seeking a stay of discovery and a motion for a summary judgement. The Company responded by seeking a denial or stay of Vivid's motion for summary judgement until discovery could be completed. The Court denied the Company's motion and declared that Vivid is not infringing on the patent. The Company is currently appealing the Court's award of summary judgement and its denial of discovery. The Company appealed and the Court of Appeals overturned the District Court's decision ruling that the District Court's refusal to accept AS&E's claim that Vivid was infringing on AS&E's patent "exceeded the district court's discretionary authority." The Court of Appeals also reversed the district court's finding on summary judgment that Vivid did not infringe on AS&E's patent, as well as the district court's denial of AS&E's request for discovery to oppose Vivid's summary judgment motion. The Company does not expect the outcome of this litigation to have a material impact to its financial position or results of operations.

In February 2000, Heimann Systems GmBH filed a civil action in U.S. District Court against the Company alleging that the Company infringed a Heimann patent relating to a mobile vehicle and x-ray examining device. The Company denies Heimann's assertions and believes that Heimann's claims are without merit. The Company does not expect the outcome of this litigation to have a material impact to its financial position or results of operations.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                 UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA
              FOR THE YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999

Dollars in thousands, except per share amounts

                                                  2000 BY QUARTER                           1999 BY QUARTER
                                                  ---------------                           ---------------
                                      1ST          2ND       3RD         4TH       1ST      2ND         3RD          4TH
                                      ---          ---       ---         ---       ---      ---         ---          ---
          Net sales and contract
          revenues                 $14,316     $15,459    $17,217    $ 13,682     $11,692  $14,361    $16,214     $ 15,028

          Gross profit               4,445       4,534      4,945       3,256       4,453    4,749      4,967        4,770

          Operating
          Income                       346         657      1,111      (1,316)(1)     914      922      1,042          598

          Net income               $   192     $   390    $   601    $    276 (2)  $  526  $   554      $ 617     $    348

          Net income per share
              - Basic (Note 1)     $   .04     $   .08    $   .12    $    .06      $  .11  $   .12     $  .13     $    .07
               - Diluted (Note 1)      .04         .08        .12         .05         .10      .11        .12          .07


(1) The fourth quarter operating loss is due primarily to three factors (a) lower revenues due to delays in planned awards by government clients,
    (b) continuance of significant R & D investments on new product development and product enhancements, and (c) continued recruiting, training and infrastructure investment in a global technical support capability.

(2) Fourth quarter net income includes a substantial, non-recurring research and development tax credit, as well as the tax benefit relating to the fourth quarter operating loss.

                                                                     SCHEDULE II

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
      FOR THE YEARS ENDED MARCH 31, 2000, MARCH 31, 1999, AND MARCH 31,1998



                        DESCRIPTION - ACCOUNTS RECEIVABLE

                              DOLLARS IN THOUSANDS



                       BALANCE
                          AT              CHARGED TO           DEDUCTIONS           BALANCE
                      BEGINNING            COSTS AND              FROM               AT END
                       OF YEAR              EXPENSES             RESERVES           OF YEAR
                      ----------         ------------         -------------      -------------

       2000            $     259          $      150           $     159         $     250
       1999            $     116          $      228           $      85         $     259
       1998            $     148          $      --            $      32         $     116




               DESCRIPTION - ALLOWANCES FOR UNBILLED COST AND FEES

                              DOLLARS IN THOUSANDS




                       Balance
                          at               CHARGED TO           DEDUCTIONS          BALANCE
                       Beginning           COSTS AND              FROM              AT END
                       of Year             EXPENSES             RESERVES           OF YEAR
                      ----------         ------------         -------------      -------------

       2000            $     447          $        --          $         --        $      447
       1999            $     549          $        --          $        102        $      447
       1998            $     462          $      200           $        113        $      549


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: 16 June 2000

                                          By  /S/ RALPH S. SHERIDAN
                                              -----------------------------
                                              Ralph S. Sheridan, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


SIGNATURE                                  TITLE                                                  DATE
---------                                  -----                                                  ----
                                           President
  /S/ RALPH S. SHERIDAN                    and Director (Principal
------------------------------------------ Executive Officer)
Ralph S. Sheridan                                                                                 16 June 2000


                                           Chief Financial Officer,
                                           Treasurer and
                                           Vice President, Finance
  /S/ LEE C. STEELE                        (Principal Financial Officer)                          16 June 2000
------------------------------------------
Lee C. Steele

                                           Vice President, Financial Operations
  /S/  JOSEPH MOFFA                        and Corporate Controller                               16 June 2000
------------------------------------------
Joseph Moffa

  /S/ HERMAN FESHBACH                      Director                                               16 June 2000
------------------------------------------
Herman Feshbach

  /S/ ROGER P. HEINISCH                    Director                                               16 June 2000
------------------------------------------
Roger P. Heinisch

  /S/ HAMILTON W. HELMER                   Director                                               16 June 2000
------------------------------------------
Hamilton W. Helmer

  /S/ DONALD J. MCCARREN                   Director                                               16 June 2000
------------------------------------------
Donald J. McCarren

  /S/ WILLIAM E. ODOM                      Chairman of the Board                                  16 June 2000
------------------------------------------ Director
William E. Odom

  /S/ CARL W. VOGT                         Director                                               16 June 2000
------------------------------------------
Carl W. Vogt


                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION OF EXHIBIT (AND STATEMENT                             PAGE NUMBER
NUMBER         OF INCORPORATION BY REFERENCE, IF APPLICABLE)                     (IF FILED)
------         ---------------------------------------------                     -----------

(3)(a)         Restated Articles of Organization of the Company (filed as an
               Exhibit to Company's Annual Report on Form 10-K for the year ended September 30,1967, and incorporated herein by reference)

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

                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION OF EXHIBIT (AND STATEMENT                             PAGE NUMBER
NUMBER         OF INCORPORATION BY REFERENCE, IF APPLICABLE)                     (IF FILED)
------         ---------------------------------------------                     -----------


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

(10)(b)(xiii)  1998 Non-Qualified Stock Option Plan (filed as Exhibit (10) (b)
               (xiii) to the Annual Report on Form 10-K for the year ended March
               31, 1998, and incorporated herein by reference)


(10)(b)(xv) Employment Agreement between the Company and Dr. Joseph Callerame dated May 6, 1998, (filed as Exhibit (10) (b) (xv) to the Annual
               Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference)

(10)(b)(xvii)  Employment Agreement between the Company and Lee C. Steele dated
               September 29, 1997, (filed as Exhibit (10) (b) (xvii) to the
               Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference)

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

(23)           Consent of Independent Public Accountants

(10)(c)(iii)   Lease of 33 Manning Road, Billerica, MA

(10)(c)(iv)    1999 Combination Stock Option Plan (filed as Exhibit 99 to the
               Company's Registration Statement on Form S-8, File No 333-91801, filed on November 30, 1999 and incorporated herein by reference).

(10)(c)(v)* Employment Agreement between the Company and Ralph S. Sheridan dated September 25, 1999.

(10)(c)(vi)*   Employment Agreement between the Company and Ralph G. Foose dated
               September 1, 1999.

                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION OF EXHIBIT (AND STATEMENT                             PAGE NUMBER
NUMBER         OF INCORPORATION BY REFERENCE, IF APPLICABLE)                     (IF FILED)
------         ---------------------------------------------                     -----------


(10)(c)(vii)*  Employment Agreement between the Company and Edwin L. Lewis dated
               February 3, 2000.

(10)(c)(viii)  Sub-lease from the Company of 30 Manning Road, Billerica,
               Massachusetts (filed as Exhibit (10)(c)(viii) to the Annual
               Report on Form 10-K for the year ended March 31, 2000, and incorporated herein by reference).

(27)           Financial Data Schedule.



*Contract with Management