Form 10-K/A
period 2000-03-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2000-06-29
CIK 5768

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

         ------------------------------------------ ------------------------------------- ----------------------
         NAME OF                                      AMOUNT AND NATURE OF BENEFICIAL            PERCENT
         BENEFICIAL OWNER                                       OWNERSHIP(1)                    OF CLASS
         ------------------------------------------ -------------------------- ---------- ----------------------
         William L. Adams                                              20,000                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Joseph Callerame                                              47,928                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Herman Feshbach                                               21,540                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Ralph G. Foose                                                12,500                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Roger P. Heinisch                                             10,500                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Hamilton W. Helmer                                            64,781                     1.29%
         ------------------------------------------ -------------------------- ---------- ----------------------
         Edwin L. Lewis                                                     0                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Donald J. McCarren                                            72,581                     1.45%
         ------------------------------------------ -------------------------- ---------- ----------------------
         William E. Odom                                               35,000                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Robert J. Peters                                              15,000                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Ralph S. Sheridan                                            551,936                     10.39%
         ------------------------------------------ -------------------------- ---------- ----------------------
         Lee C. Steele                                                 89,223                     1.77%
         ------------------------------------------ -------------------------- ---------- ----------------------
         Carl W. Vogt                                                  38,916                      (2)
         ------------------------------------------ -------------------------- ---------- ----------------------
         Directors and Officers
             as a Group (13 persons)                                  979,905                     17.44%
         ------------------------------------------ -------------------------- ---------- ----------------------

(1) Includes shares that may be acquired under stock options and warrants exercisable within sixty days after the date of this table, as follows:
         Dr. Adams - 10,000; Dr. Callerame - 37,500; Dr. Feshbach - 2,500; Mr. Foose - 12,500; Mr. Heinisch - 8,167; Dr. Helmer - 53,000;
         Dr. McCarren - 54,000; Mr. Odom - 21,000; Mr. Peters - 15,000;
         Mr. Sheridan - 345,000; Mr. Steele - 76,600; Mr. Vogt - 15,750;
         and all Directors and Officers as a group - 651,017. All ownership reported herein includes sole voting and investment power.

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