Form 10-Q
period 2000-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2000-08-11
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2000

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

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X     No
                                 ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                              Outstanding at
       CLASS OF COMMON STOCK                  JUNE 30, 2000
       ---------------------                  --------------
        $.66 2/3 par value                      4,968,874

                               Page 1 of 11 Pages
                     The Exhibit Index is Located at Page 11

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For The Three Months Ended
                                                   ----------------------------
Dollars and shares in thousands, except per        June 30, 2000  June 30, 1999
share amounts                                      -------------  -------------

NET SALES AND CONTRACT REVENUE                       $ 15,063       $ 14,316
                                                   -------------  -------------

COSTS AND EXPENSES:
  Cost of sales and contracts                          11,335          9,871
  Selling, general and administrative expenses          2,224          2,700
  Research and development                              1,306          1,399
                                                   -------------  -------------
  Total costs and expenses                             14,865         13,970
                                                   -------------  -------------

OPERATING INCOME                                          198            346
                                                   -------------  -------------

OTHER INCOME (EXPENSE):
  Interest, net                                          (126)            (2)
  Other, net                                              (25)           (35)
                                                   -------------  -------------
  Total other income (expense)                           (151)           (37)
                                                   -------------  -------------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                               47            309

PROVISION FOR INCOME TAXES                                 18            117
                                                   -------------  -------------

NET INCOME                                           $     29       $    192
                                                   =============  =============

INCOME PER SHARE -BASIC                              $    .01       $    .04
                                                   =============  =============
                 -DILUTED                            $    .01       $    .04
                                                   =============  =============
WEIGHTED AVERAGE SHARES -BASIC                          4,969          4,891
                                                   =============  =============
                        -DILUTED                        5,000          5,018
                                                   =============  =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                              Dollars in thousands


                                                         June 30,     March 31,
                                                           2000         2000
                                                         --------     ---------
                                                        (Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents                                  $2,596      $ 1,246

Accounts receivable, net of allowances of
  $250 in June 30, and March 31, 2000                       5,628        6,276

Unbilled costs and fees, net of allowances of
  $447 in June 30, and March 31, 2000                      11,614        9,117

Inventories                                                10,469       10,446

Deferred income taxes                                       1,911        1,911

Prepaid expenses and other current assets                   1,033        1,118
                                                         --------     ---------
TOTAL CURRENT ASSETS                                       33,251       30,114
                                                         --------     ---------
Non-current deferred income taxes                           1,038        1,038

Deposits                                                       44           44

Other assets                                                  132          132

Patents and other intangibles, net of accumulated
  amortization of $193 in June 30, 2000 and $165 in
  March 31, 2000                                              273          300

Property, equipment and leasehold
  Improvements, net of accumulated depreciation of
  $11,475 in June 30, 2000 and $11,000 in
  March 31, 2000                                            6,955        6,577
                                                         --------     ---------
                                                          $41,693     $ 38,205
                                                         ========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

              AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                              Dollars in thousands

                                                       June 30,       March 31,
                                                         2000           2000
                                                       --------       ---------
                                                      (Unaudited)
LIABILITIES & STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Line of Credit                                          $ 5,000        $ 4,000
Current maturities of obligations
 under capital leases                                        16             16
Accounts payable                                          3,849          5,714
Accrued salaries and benefits                             1,171          1,136
Accrued warranty costs                                      466            698
Accrued income taxes                                         98             --
Deferred revenue                                            775            756
Customer deposits                                         6,730          2,209
Other current liabilities                                   658            679
                                                       --------       ---------
TOTAL CURRENT LIABILITIES                                18,763         15,208
                                                       --------       ---------
NON-CURRENT LIABILITIES:
Deferred revenue                                            990          1,113
Deferred compensation                                       133            146
Deferred rent                                               344            363
                                                       --------       ---------
TOTAL NON-CURRENT LIABILITIES                             1,467          1,622
                                                       --------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' INVESTMENT:
Preferred stock, no par value
  Authorized - 100,000 shares
  Issued - None
Common stock, $.66-2/3 par value
  Authorized - 20,000,000 shares
  Issued 4,968,874 shares in June 30, 2000
  and 4,961,874 shares in March 31, 2000                  3,312          3,308
Capital in excess of par value                           17,962         17,907
Retained earnings                                           829            800
                                                       --------       ---------
                                                         22,103         22,015
Note receivable-Officer                                    (640)          (640)
                                                       --------       ---------
TOTAL STOCKHOLDERS' INVESTMENT                           21,463         21,375
                                                       --------       ---------
                                                        $41,693        $38,205
                                                       ========       =========


       The accompanying notes are an integral part of these consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in thousands
                                                             For the Three Months Ended
                                                            ----------------------------
                                                            June 30, 2000  June 30, 1999
                                                            -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $    29       $   192
Adjustments to reconcile net income to net cash
used for operating activities:
  Depreciation and amortization                                    501           384
  Provisions for contract, inventory and warranty reserves          45           143

Changes in assets and liabilities:
  Accounts receivable                                              648        (2,682)
  Unbilled costs and fees                                       (2,497)       (1,488)
  Inventories                                                      (23)           18
  Prepaid expenses, other current assets, and deposits              85          (677)
  Accounts payable                                              (1,865)          591
  Customer deposits                                              4,521         1,204
  Accrued expenses and other current liabilities                  (146)         (156)
  Noncurrent liabilities                                          (155)          109
                                                            -------------  -------------
Total adjustments                                                1,114        (2,554)
                                                            -------------  -------------

Net cash provided by (used for) operating activities             1,143        (2,362)
                                                            -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (852)         (325)
                                                            -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                           59            77
  Net borrowings Line of credit                                  1,000         3,000
  Principal payments of capital lease obligations                   --            (4)
                                                            -------------  -------------
  Cash provided by financing activities                          1,059         3,073
                                                            -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             1,350           386

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 1,246           366
                                                            -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 2,596       $   752
                                                            =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                $   142       $    17
  Income taxes paid                                            $    --       $   220


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

     The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in Form 10-K for the year ended March 31, 2000. The Company has made no change in these policies during this quarter.

2.   INVENTORIES

     Inventories consisted of: (dollars in thousands)
                                              June 30, 2000       March 31,2000
                                              -------------       -------------
          Raw materials and completed
                  sub-assemblies                  6,192             $    6,416
               Work in process                    4,277                  4,030
                                              -------------       -------------
               Total                           $ 10,469             $   10,446
                                              =============       =============

3.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE
     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. No dilution for any potentially dilutive securities is included. Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company's common stock for the period.

     EARNINGS PER SHARE                              THREE MONTHS ENDED
     ------------------                              ------------------
     In thousands except per share amounts     JUNE 30, 2000      JUNE 30, 1999
                                               -------------      -------------
     BASIC

     Net income                                   $    29            $   192
                                               -------------      -------------
     Weighted average shares                        4,969              4,891
                                               -------------      -------------
     Basic earnings per share                     $   .01            $   .04
                                               =============      =============
     DILUTED

     Net income                                   $    29            $   192
                                               -------------      -------------
     Weighted average shares                        4,969              4,891
     Effect of stock options                           31                127
                                               -------------      -------------
     Weighted average shares, as adjusted           5,000              5,018
                                               -------------      -------------
     Diluted earnings per share                   $   .01            $   .04
                                               =============      =============

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the first quarter of fiscal 2001 net sales and contract revenues grew to $15,063,000, a 5% increase from the comparable period a year ago and a 10% increase from the previous quarter. The company earned net profits of $29,000 in the current quarter, a 85% decline compared to a net profit of $192,000 in the corresponding period a year ago and 89% less than the net profit of $276,000 in the previous quarter. This decline is due to the continued investment in operational infrastructure and global technical support capability as well as the one-time effect of a substantial, non-recurring research and development tax credit in the fourth quarter of fiscal 2000.

RESULTS OF OPERATIONS

Net sales and contract revenues in the first quarter increased by $747,000 (5%) in comparison to the comparable period a year ago and increased by $1,381,000 (10%) compared to the fourth quarter of fiscal year 2000. This increase in revenues from the previous quarter is due to increased sales of x-ray equipment.

For the first quarter, costs of sales and contracts increased to $11,335,000 from $9,871,000 in the corresponding period a year ago due primarily to increased sales volume. Costs of sales and contracts represented 75% of revenues versus 69% for the corresponding period last year and 76% for the fourth quarter of fiscal year 2000. The costs of sales percentage of revenues in the current quarter increased from the corresponding period a year- ago primarily due to continued investments in recruiting, training and operations infrastructure.

Selling, general and administrative expenses of $2,224,000 for the first quarter were lower by 18% compared to the corresponding period a year-ago and lower by 16% compared to the fourth quarter of fiscal year 2000. As a percent of sales, selling, general and administrative expenses were 15% of revenues in the current quarter compared to 19% of revenues for the corresponding year-ago period and the fourth quarter of fiscal year 2000. This decrease is due primarily to expense rationing in overhead areas during the quarter.

Company-funded research and development expenses of $1,306,000 (9% of revenues) for the first quarter were lower by $93,000 (7%) compared to the year-ago quarter and lower by $620,000 (32%) compared to the fourth quarter of fiscal year 2000. The research and development expenses are essentially on budget.

The Company produced a net profit of $29,000 during the first quarter. This is a decline of $163,000 (85%) over net profit in the quarter a year-ago and a decrease of $247,000 (89%) from the fourth quarter of fiscal year 2000. The decline in after-tax profits from the same quarter a year-ago is due to the aforementioned investments in operational infrastructure and global technical support capability. The decrease in net profits as compared to the fourth quarter of fiscal 2000 is the result of a one-time a tax benefit in the fourth quarter consisting principally of a substantial, non-recurring research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,350,000 to $2,596,000 at June 30, 2000 compared to $1,246,000 on March 31, 2000. This increase was primarily due to an increase in customer deposits and borrowings against the line of credit, partially offset by an increase in unbilled costs and fees as well as a decrease in accounts payable. Working capital decreased by $418,000 (3%) since March 31, 2000, decreasing from $14,906,000 to $14,488,000 at the end of the first quarter.

At June 30, 2000, the company had external borrowings, with a local bank, in the amount of $5,000,000. Interest is payable monthly at the bank's prime rate of interest. The existing line of credit expires on August 31, 2000. The Company anticipates either an extension of the existing line of credit or a new credit facility will be in place by August 31, 2000.

Part II - Other Information

Item 1.  LEGAL PROCEEDINGS

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

In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. (EG&G) in U.S. District Court in Boston, Massachusetts alleging that EG&G is infringing on at least two patents owned by the Company and that EG&G has misappropriated certain trade secrets of the Company. In February 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to the Company's MobileSearch-TM- X-ray inspection system. In May 1999, the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting further performance of the contested contract and preventing EG&G from utilizing the Company's trade secrets. In August 1999, the Court issued a ruling denying the request for the preliminary injunction. In December 1999, EG&G filed a Motion for Summary Judgment that EG&G did not misappropriate the Company's trade secrets and in March 2000 EG&G filed a Motion for Summary Judgment that EG&G did not infringe the Company's patents. The Company has filed opposition to EG&G's motions and the Court has not yet ruled on these motions. The Company is continuing to pursue its claims against EG&G, but has filed a motion to dismiss the suit against the U.S. Customs Service.

In a related matter, EG&G had filed a request with the U.S. Patent and Trademark Office for re-examination of the two patents that currently are at issue in the patent infringement action described above. The Company filed oppositions to the reexamination requests and has now been advised by the U.S. Patent and Trademark Office that the Company's MobileSearch x-ray inspection patent will be upheld in all material respects. The Company has not received the results of the re-examination of its other patent, but believes that the significant claims of this patent, covering activities by EG&G, will be upheld.

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

                     AMERICAN SCIENCE AND ENGINEERING, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.
(Registrant)



Date: 11 August 2000


/s/ Lee C. Steele
----------------------------------------
Lee C. Steele
Vice President and Chief Financial Officer

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