Form 10-Q
period 2000-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2000-11-14
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2000


                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from______ to______

                          Commission File Number 1-6549

                     American Science and Engineering, Inc.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Massachusetts                                    04-2240991
----------------------------------                    -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


   829 Middlesex Turnpike
   Billerica, Massachusetts                                    01821
-------------------------------                            -------------
(Address of principal executive offices)                     (Zip Code)

                                 (978) 262-8700
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     ----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes___X___         No______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                      Outstanding at
            Class of Common Stock                     Sept. 30, 2000
            ---------------------                     --------------
             $.66 2/3 par value                         4,969,532


                               Page 1 of 11 Pages
                       The Exhibit Index is Located at Page 11

                         AMERICAN SCIENCE AND ENGINEERING, INC.
                             PART I - FINANCIAL INFORMATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                     For The Three Months      For The Six Months
                                           Ended                    Ended
                                    ----------------------    --------------------
                                      Sept.30,    Sept.30,     Sept.30,    Sept.30,
                                        2000        1999         2000        1999
                                        ----        ----         ----        ----

 NET SALES AND CONTRACT REVENUE       $16,466     $15,459     $ 31,529    $ 29,775
                                      -------     -------     --------    --------

 COSTS AND EXPENSES:
   Cost of sales and contracts         12,413      10,925       23,748      20,796
   Selling, general and
    administrative expenses            2,438       2,673        4,662       5,373
   Research and development             1,155       1,204        2,461       2,603
                                        -----       -----        -----       -----
   Total costs and expenses            16,006      14,802       30,871      28,772
                                       ------      ------       ------      ------

OPERATING INCOME                          460         657          658       1,003
                                          ---         ---          ---       -----

OTHER INCOME (EXPENSE):
   Interest, net                         (138)        (24)        (264)        (26)
   Other, net                             (79)         (4)        (104)        (39)
                                          ---          --         ----         ---
   Total other income (expense)          (217)        (28)        (368)        (65)
                                         ----         ---         ----         ---

INCOME BEFORE PROVISION
   FOR INCOME TAXES                       243         629          290         938

PROVISION FOR INCOME TAXES                 90         239          108         356
                                           --         ---          ---         ---

NET INCOME                            $   153     $   390     $    182    $    582
                                      =======     =======     ========    ========

INCOME PER SHARE - BASIC              $   .03     $   .08     $    .04    $    .12
                                      =======     =======     ========    ========

                 - DILUTED            $   .03     $   .08     $    .04    $    .12
                                      =======     =======     ========    ========

DIVIDENDS PAID PER SHARE                 NONE        NONE         NONE        NONE

WEIGHTED AVERAGE SHARES    - BASIC      4,970       4,915        4,969       4,903
                                        =====       =====        =====       =====
                           - DILUTED    5,037       4,998        5,018       5,008
                                        =====       =====        =====       =====


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                  Dollars in thousands



              ASSETS                                 Sept. 30,        Mar. 31,
                                                       2000             2000
                                                     ---------        --------
                                                    (Unaudited)
              CURRENT ASSETS:
              Cash and cash equivalents              $  1,343       $    1,246
              Accounts receivable, net of
               allowances of $250 at September 30,
               and March 31, 2000                       6,067            6,276
              Unbilled costs and fees, net of
               allowances of $447 at September
               30, and March 31, 2000                   8,665            9,117
              Inventories                              11,510           10,446
              Deferred income taxes                     1,911            1,911
              Prepaid expenses and other current
              assets                                      891            1,118
                                                     --------       ----------
              TOTAL CURRENT ASSETS                     30,387           30,114
                                                     --------       ----------
              NONCURRENT ASSETS:

              Non-current deferred income taxes         1,038            1,038
              Deposits                                     60               44
              Other assets                                132              132
              Patents and other intangibles, net
              of accumulated amortization of
              $220 at Sept. 30, 2000 and $165 at
              March 31, 2000                              246              300
              Property, equipment and leasehold
                 Improvements, net of Accumulated
                 depreciation of
                 $11,981 at Sept. 30, 2000 and
                 $11,000 at March 31, 2000              6,614            6,577
                                                     --------       ----------
                                                     $ 38,477       $   38,205
                                                     ========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN SCIENCE AND ENGINEERING, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  DOLLARS IN THOUSANDS

                                                      Sept. 30,          Mar. 31,
                                                         2000              2000
                                                      ---------          --------
                                                     (Unaudited)
LIABILITIES &     CURRENT LIABILITIES:
STOCKHOLDERS'
INVESTMENT        Line of Credit                        $ 2,000           $ 4,000
                  Current maturities of obligations
                     Under capital leases                    15                16
                  Accounts payable                        4,737             5,714
                  Accrued salaries and benefits           1,434             1,136
                  Accrued warranty costs                    400               698
                  Deferred revenue                          497               756
                  Customer deposits                       5,374             2,209
                  Other current liabilities                 859               679
                                                      ---------          --------
                  TOTAL CURRENT LIABILITIES              15,316            15,208
                                                      ---------          --------

                  NON-CURRENT LIABILITIES:
                  Deferred revenue                        1,106             1,113
                  Deferred compensation                     114               146
                  Deferred rent                             325               363
                                                      ---------          --------
                  TOTAL NON-CURRENT LIABILITIES           1,545             1,622
                                                      ---------          --------
                  Commitments and contingencies

                  STOCKHOLDERS' INVESTMENT:
                  Preferred stock, no par value
                     Authorized - 100,000 shares
                     Issued - None
                  Common stock, $.66-2/3 par value
                  Authorized - 20,000,000 shares
                  Issued 4,969,532 shares in Sept.
                   30, 2000
                  and 4,961,874 shares in Mar. 31,
                   2000                                   3,312             3,308
                  Capital in excess of par value         17,962            17,907
                  Retained Earnings                         982               800
                                                      ---------          --------
                                                         22,256            22,015
                  Note receivable-Officer                  (640)             (640)
                                                      ---------          --------
                  TOTAL STOCKHOLDERS' INVESTMENT         21,616            21,375
                                                      ---------          --------
                                                        $38,477           $38,205
                                                      =========          ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Dollars in thousands                                 For the Six Months Ended
                                                     -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                 Sept. 30,      Sept. 30,
                                                        2000           1999
                                                     -----------    ----------

Net income                                            $     182      $    582
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
   Depreciation and amortization                          1,035           748
   Provisions for contract, inventory, accounts
   receivable and warranty reserves                         174           377
Changes in assets and liabilities:
   Accounts receivable                                      209        (3,223)
   Unbilled costs and fees                                  452        (3,796)
   Inventories                                           (1,064)          582
   Prepaid expenses, other assets, and deposits             211          (570)
   Accounts payable                                        (977)          526
   Accrued income taxes                                      --            31
   Customer deposits                                      3,165          (596)
   Deferred revenue                                        (259)         (270)
   Accrued expenses and other current liabilities             6          (467)
   Noncurrent liabilities                                   (77)          224
                                                      ---------      --------
   Total adjustments                                      2,875       (6,434)
                                                      ---------      --------

Net cash provided by (used in) operating activities       3,057       (5,852)
                                                      ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (1,018)         (610)
   Purchase of patents and intangibles                       --            (9)
                                                      ---------      --------
   Cash used for investing activities                    (1,018)         (619)
                                                      ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under line of credit          (2,000)        7,000
   Proceeds from exercise of stock options                   59           252
   Principal payments of capital lease obligations           (1)          (14)
                                                      ---------      --------
   Cash (used) provided by financing activities          (1,942)         7,238
                                                      ---------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    97           767
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,246           366
                                                      ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   1,343      $  1,133
                                                      =========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                      $     302      $     86
   Income taxes paid                                  $      65      $    800


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

2.    INVENTORIES
      Inventories consisted of: (Dollars in thousands)

                                             Sept. 30, 2000   Mar. 31, 2000
                                             --------------   -------------
         Raw materials and
         completed
         sub-assemblies                      $     5,163      $     6,416
         Work in process                           6,347            4,030
                                             -----------      -----------
         Total                               $    11,510      $    10,446
                                             ===========      ===========

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


 Earnings Per Share               Three Months Ended          Six Months Ended
 ------------------               ------------------          ----------------
 (in thousands except         Sept. 30,    Sept. 30,       Sept. 30,    Sept. 30,
 per share amounts)              2000        1999            2000         1999
                              ----------    ---------      ---------    ---------
 BASIC
 Net income                    $   153       $   390       $   182        $   582
                               -------       -------       -------        -------
 Weighted average shares         4,970         4,915         4,969          4,903
                               -------       -------       -------        -------
 Basic earnings per share      $   .03       $   .08       $   .04        $   .12
                               -------       -------       -------        -------
 DILUTED
 Net income                    $   153       $   390       $   182        $   582
                               -------       -------       -------        -------
 Weighted average shares         4,970         4,915         4,969          4,903
                               -------       -------       -------        -------
 Effect of stock options            67            83            49            105
                               -------       -------       -------        -------
 Weighted average shares, as
  adjusted                       5,037         4,998         5,018          5,008
                               -------       -------       -------        -------
 Diluted earnings per share    $   .03       $   .08       $   .04        $   .12
                               =======       =======       =======        =======


4.   INCOME TAXES
     At March 31, 2000, the Company had approximately $855,000 of unused investment tax and other credits which expire through 2018.

                         AMERICAN SCIENCE AND ENGINEERING, INC.
                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW
     In the second quarter of fiscal 2001 net sales and contract revenues grew to $16,466,000, a 7% increase from the comparable period a year ago and an 9% increase from the previous quarter. The company earned net profits of $153,000 in the current quarter, compared to a net profit of $390,000 in the corresponding period a year ago and a net profit of $29,000 in the previous quarter.

     RESULTS OF OPERATIONS
     Net sales and contract revenues in the second quarter increased by $1,007,000 (7%) in comparison to the corresponding year ago period and $1,404,000 (9%) compared to the first quarter of fiscal 2001. The increase in revenues from the previous quarter is due to increased sales of x-ray cargosearch systems.

     For the second quarter, costs of sales and contracts increased to $12,413,000 from $10,925,000 in the corresponding period a year ago due primarily to increased sales volume. Costs of sales and contracts represented 75% of revenues versus 71% for the corresponding period last year and 76% for the first quarter of fiscal 2000. The costs of sales percentage of revenues in the current quarter increased from the previous quarter primarily due to sales mix. As compared to the year ago quarter, the cost of sales percentage of revenues in the current quarter increased due to investments made in operations infrastructure, and introduction of new or enhanced products in response to growing domestic and international demand.

     Selling, general and administrative expenses of $2,438,000 for the second quarter were lower by 9% compared to the corresponding year-ago period and higher by 15% compared to the first quarter of fiscal 2001. As a percent of sales, selling, general and administrative expenses were 15% of revenues in the current quarter and 17% for the corresponding year-ago period and 15% for the first quarter of fiscal 2001.

     Company-funded research and development expenses of $1,155,000 for the second quarter were lower by $49,000 (4%) compared to the year-ago quarter and lower by $44,000 (4%) compared to the first quarter of fiscal 2001. This is essentially on budget.

     The Company produced a net profit of $153,000 during the second quarter. This is a decline of $237,000 (61%) over net profit in the year-ago quarter and an increase of $124,000 (428%) from the first quarter of fiscal 2001. The decline in after-tax profits from the year-ago quarter is due the above mentioned investments in operational infrastructure and global technical support capability, as well as the sales mix.

                         AMERICAN SCIENCE AND ENGINEERING, INC.
               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $97,000 to $1,343,000 at Sept. 30, 2000 compared to $1,246,000 on March 31, 2000. This increase was primarily due to an increase in customer deposits, partially offset by an increase in inventory, as well as a decrease in accounts payable and the line of credit. Working capital increased by $165,000(1%) since March 31, 2000, increasing from $14,906,000 to $15,071,000 at the end of the second quarter.

On August 24, 2000, the Company entered into an agreement with its banks to extend the current credit facilities by 90 days, to November 30, 2000. The purpose of the extension, was to allow the Company to negotiate revisions to its' bank credit and financing requirements that will support operations in the future. On October 20, 2000, the Company entered into a preliminary financing commitment with an international banking institution, that is the subject of current negotiations. The Company plans to close this financing during the third quarter of fiscal year 2001. As of September 30, 2000, the Company had external borrowings, with a local bank, in the amount of $2,000,000 representing a decrease of $3,000,000 during the quarter. Interest is payable monthly at the bank's prime rate of interest.



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

In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. (EG&G) in U.S. District Court in Boston, Massachusetts alleging that EG&G is infringing on at least two patents owned by the Company and that EG&G has misappropriated certain trade secrets of the Company. In February 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to the Company's MobileSearch (TM) X-ray inspection system. In May 1999, the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting further performance of the contested contract and preventing EG&G from utilizing the Company's trade secrets. In August 1999, the Court issued a ruling denying the request for the preliminary injunction. In December 1999, EG&G filed a Motion for Summary Judgment that EG&G did not misappropriate the Company's trade secrets and in March 2000 EG&G filed a Motion for Summary Judgment that EG&G did not infringe the Company's patents. The Company has filed opposition to EG&G's motions and the Court has not yet ruled on these motions. The Company is continuing to pursue its claims against EG&G, but has filed a motion to dismiss the suit against the U.S. Customs Service.

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

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Special Meeting in Lieu of Annual Meeting of the Company was held on September 21, 2000. At the meeting, all seven of management's nominees to the Board of Directors were elected to a one-year term according to the following votes:

                                                Votes
        NOMINEE               VOTES FOR        WITHHELD
        -------               ---------        --------
        Herman Feshbach       4,402,729          61,478
        Roger P. Heinisch     4,407,292          57,365
        Hamilton W. Helmer    4,407,292          56,915
        Donald S. McCarren    4,407,292          56,915
        William E. Odom       4,405,292          58,915
        Ralph S. Sheridan     4,313,042         151,165
        Carl W. Vogt          4,407,238          56,969

      In addition, the stockholders approved the adoption of the Company's 2000 combination Stock Option Plan, by vote of 2,131,858 shares in favor to 247,641 shares against.

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

                            AMERICAN SCIENCE AND ENGINEERING, INC.
                            (Registrant)



   Date: 10th November 2000       /s/ Lee C. Steele
                                  ------------------------------------------
                                  Lee C. Steele
                                  Vice President and Chief Financial Officer

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