Form 10-Q
period 2000-12-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2001-02-14
CIK 5768

                                    FORM 10Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000
                                              -----------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from   to
                                                     ----- -----

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

                                        Yes   X            No
                                            -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                      Outstanding at
        Class of Common Stock                         Dec. 31, 2000
        ---------------------                         -------------
         $.66 2/3 par value                             4,982,857


                               Page 1 of 12 Pages
                     The Exhibit Index is Located at Page 11

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS





Dollars in thousands                                                  December 31,            March 31,
                                                                         2000                   2000
                                                                    ----------------         -----------
                                                                      (Unaudited)
ASSETS      Current assets:
            Cash and cash equivalents                                 $    3,765              $   1,246
            Accounts receivable, net of allowances of $350 at              6,325                  6,276
               December 31, 2000 and $250 at March 31, 2000
            Unbilled costs and fees, net of allowances
               of $447 at December 31, 2000 and
               March 31, 2000                                              8,404                  9,117
            Inventories                                                   12,350                 10,446
            Deferred income taxes                                          2,220                  1,911
            Prepaid expenses and other current assets                      1,400                  1,118
                                                                     ------------              ---------
            Total current assets                                          34,464                 30,114
                                                                     ------------              ---------
            Non-current assets:
            Non-current deferred income taxes                              1,048                  1,038
            Deposits                                                          44                     44
            Other assets                                                     132                    132
             Patents and other intangibles, net of accumulated
               amortization of $246 at December 31, 2000 and
                $165 at March 31, 2000                                       224                    300
            Property and equipment, net of accumulated
               depreciation of $12,518 at December 31,
               2000 and $11,000 at March 31, 2000                          6,258                  6,577
                                                                     ------------              ---------
                                                                       $  42,170              $  38,205
                                                                     ------------              ---------
                                                                     ------------              ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

Dollars in thousands                                                  December 31,            March 31,
                                                                         2000                   2000
                                                                    ----------------         -----------
                                                                      (Unaudited)
LIABILITIES &         Current liabilities:
STOCKHOLDERS'         Line of credit                                 $     5,019             $   4,000
INVESTMENT            Current maturities of obligations
                        under capital leases                                  --                    16
                      Accounts payable                                     5,447                 5,714
                      Accrued salaries and benefits                        1,685                 1,136
                      Accrued warranty costs                                 480                   698
                      Deferred revenue                                     1,113                   756
                      Customer deposits                                    3,464                 2,209
                      Other current liabilities                            1,404                   679
                                                                     ------------             ---------
                      Total current liabilities                           18,612                15,208
                                                                     ------------             ---------
                      Non-current liabilities:
                      Deferred revenue                                       916                 1,113
                      Deferred compensation                                  107                   146
                      Deferred rent                                          306                   363
                                                                     ------------             ---------
                      Total non-current liabilities                        1,329                 1,622
                                                                     ------------             ---------
                      Stockholders' investment:
                      Preferred stock, no par value
                        Authorized  - 100,000 shares
                        Issued - none
                      Common stock, $.66-2/3 par value
                        Authorized - 20,000,000 shares
                        Issued 4,982,857 shares at Dec. 31, 2000
                         and 4,961,874 shares at Mar. 31, 2000             3,322                 3,308
                      Capital in excess of par value                      18,354                17,907
                      Retained earnings                                    1,193                   800
                                                                     ------------             ---------
                                                                          22,869                22,015
                      Note receivable-officer                               (640)                 (640)
                                                                     ------------             ---------
                      Total stockholders' investment                      22,229                21,375
                                                                     ------------             ---------
                                                                     $    42,170            $   38,205
                                                                     ------------             ---------
                                                                     ------------             ---------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For Three Months Ended                For Nine Months Ended
                                                              ---------------------------------   ----------------------------------
Dollars and shares in thousands, except per share               December 31,      December 31,      December 31,       December 31,
amounts                                                            2000              1999              2000               1999
                                                              ----------------  ---------------   ----------------    --------------
 NET SALES AND CONTRACT REVENUE                                 $   17,018        $   17,217         $   48,547         $   46,992
                                                              ----------------  ---------------   ----------------    --------------
 COSTS AND EXPENSES:
   Cost of sales and contracts                                      12,828            12,272             36,576             33,068
   Selling, general and administrative expenses                      2,514             2,461              7,176              7,834
   Research and development                                          1,304             1,373              3,765              3,976
                                                              ----------------  ---------------   ----------------    --------------
   Total costs and expenses                                         16,646            16,106             47,517             44,878
                                                              ----------------  ---------------   ----------------    --------------

OPERATING INCOME                                                       372             1,111              1,030              2,114
                                                              ----------------  ---------------   ----------------    --------------

OTHER INCOME (EXPENSE):
   Interest, net                                                       (93)             (169)              (357)              (195)
   Other, net                                                          (38)              (15)              (142)               (54)
                                                              ----------------  ---------------   ----------------    --------------
   Total other expense                                                (131)             (184)              (499)              (249)
                                                              ----------------  ---------------   ----------------    --------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                                    241               927                531              1,865

PROVISION FOR INCOME TAXES                                              30               326                138                682
                                                              ----------------  ---------------   ----------------    --------------
NET INCOME                                                         $   211           $   601            $   393          $   1,183
                                                              ----------------  ---------------   ----------------    --------------
                                                              ----------------  ---------------   ----------------    --------------

INCOME PER SHARE - BASIC                                           $  0.04           $  0.12            $  0.08          $     .24
                                                              ----------------  ---------------   ----------------    --------------
                 - DILUTED                                         $  0.04           $  0.12            $  0.08          $     .24
                                                              ----------------  ---------------   ----------------    --------------

WEIGHTED AVERAGE SHARES - BASIC                                      4,972             4,931              4,970              4,912
                                                              ----------------  ---------------   ----------------    --------------
                        - DILUTED                                    4,980             5,023              5,005              5,013
                                                              ----------------  ---------------   ----------------    --------------






The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

Dollars in Thousands                                                       For the Nine Months Ended
                                                                      ---------------------------------------
                                                                         December 31,         December 31,
                                                                             2000                 1999
                                                                      -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   393                $  1,183
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
   Depreciation and amortization                                            1,599                   1,078
   Provisions for contract, inventory, accounts receivable
     and warranty reserves                                                    866                     454
   Deferred income taxes                                                      (10)                      -
Changes in assets and liabilities:
   Accounts receivable                                                       (149)                   (694)
   Unbilled costs and fees                                                    713                  (5,447)
   Inventories                                                             (2,004)                  1,627
   Prepaid expenses, deposits and other assets                               (282)                   (231)
   Accounts payable                                                          (267)                    927
   Accrued income taxes                                                        16                      42
   Customer deposits                                                        1,255                     730
   Deferred revenue                                                           160                     184
   Accrued expenses and other current liabilities                             457                     (99)
   Non-current liabilities                                                    (96)                    154
                                                                       --------------            ------------
   Total adjustments                                                        2,258                  (1,275)
                                                                       --------------            ------------
Net cash provided by (used for) operating activiti                          2,651                     (92)
                                                                       --------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (1,199)                 (1,239)
   Purchase of patents and intangibles                                         (5)                     (9)
                                                                       --------------            ------------
Net cash used by investing activities                                      (1,204)                 (1,248)
                                                                       --------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                                             1,019                   1,500
   Proceeds from exercise of stock options                                     69                      82
   Principal payments of capital lease obligations                            (16)                    (20)
                                                                       --------------            ------------
 Net cash provided by financing activities                                  1,072                   1,562
                                                                       --------------            ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   2,519                     222
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,246                     366
                                                                       --------------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   3,765                 $   588
                                                                       --------------            ------------
                                                                       --------------            ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                        $     370                 $   270
   Income taxes paid                                                    $      95                 $ 1,098
NON-CASH TRANSACTIONS:
   Issuance of stock in lieu of fees                                    $      84                 $   268



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

The condensed consolidated financial statements, in the opinion of management, include all adjustments necessary to present fairly the Company's financial position and the results of operations. These results are not necessarily indicative of the results to be expected for the entire year.


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

         The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in Form 10-K for the year ended March 31, 2000. The Company has made no changes to these policies during this quarter.


2.       Inventories
         -----------
         (Dollars in thousands)
         Inventories consisted of:


                                                            December 31,               March 31,
                                                                2000                     2000
                                                          ----------------            ------------

             Raw materials and completed
             sub-assemblies                                  $   6,762                  $   6,416
             Work in process                                     5,588                      4,030
                                                          ----------------            ------------
             Total                                           $  12,350                  $  10,446
                                                          ----------------            ------------
                                                          ----------------            ------------


3.   Income per Common and Common Equivalent Share
     ---------------------------------------------
     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for any potentially dilutive securities is included. Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company's common stock for the period.


   Earnings Per Share                            Three Months Ended                             Nine Months Ended
   ------------------                            ------------------                             -----------------
   (in thousands except per share           December 31,     December 31,                 December 31,     December 31,
   amounts)                                     2000             1999                         2000             1999
                                                ----             ----                         ----             ----
   BASIC
   Net income                                 $   211          $   601                      $    393          $ 1,183
                                             ----------       ----------                   -----------       ----------
   Weighted average shares                      4,972            4,931                         4,970            4,912
                                             ----------       ----------                   -----------       ----------
   Basic earnings per share                   $  0.04          $  0.12                      $   0.08          $  0.24
                                             ----------       ----------                   -----------       ----------
   DILUTED
   Net income                                 $   211          $   601                      $    393          $ 1,183
                                             ----------       ----------                   -----------       ----------
   Weighted average shares                      4,972            4,931                         4,970            4,912
   Effect of stock options                          8               92                            35              101
                                             ----------       ----------                   -----------       ----------
   Weighted average shares, as
   adjusted                                     4,980            5,023                         5,005            5,013
                                             ----------       ----------                   -----------       ----------
   Diluted earnings per share                 $  0.04          $  0.12                      $   0.08          $  0.24
                                             ----------       ----------                   -----------       ----------
                                             ----------       ----------                   -----------       ----------



4.   Income Taxes
     ------------
     At March 31, 2000, the Company had approximately $855,000 of unused investment tax and other credits, which expire through 2018.


5.   Borrowings
     ----------

     On November 30, 2000, the Company signed two new credit agreements with HSBC Bank USA ("HSBC"). The first agreement is for a $10 million domestic revolving credit facility to support the Company's routine working capital and standby letter of credit needs. The second is a $30 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States ("Ex-Im"), to support the Company's overseas contract, trade finance and working capital needs. The credit facility bears an interest rate of the HSBC Bank USA prime rate or LIBOR plus 2.0% at the Company's option.

     At December 31, 2000, $5.0 million in borrowings were outstanding and $21.9 million in letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank. The credit facility requires the Company to meet certain financial covenants. As of December 31, 2000, the Company was in compliance with all of the financial covenants.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Overview
     --------
     In the third quarter of fiscal 2001 net sales and contract revenues were $17,018,000, a 1% decrease from the comparable period a year ago and a 3% increase from the previous quarter. The Company earned a net profit of $211,000 in the current quarter, compared to a net profit of $601,000 in the corresponding period a year ago and a net profit of $153,000 in the previous quarter.

     Results of Operations
     ---------------------
     Net sales and contract revenues in the third quarter decreased by $199,000 (1%) in comparison to the corresponding year ago period and increased by $552,000 (3%) compared to the second quarter of fiscal 2001. This increase in revenues from the previous quarter is due to increased sales of x-ray equipment.

     For the third quarter, costs of sales and contracts increased to $12,828,000 from $12,272,000 in the corresponding period a year ago. Costs of sales and contracts represented 75% of revenues versus 71% for the corresponding period last year and 75% for the second quarter of fiscal year 2001. The costs of sales as a percentage of revenue in the current quarter increased from the corresponding period last year primarily due to investments in operations infrastructure and sales mix.

     Selling, general and administrative expenses of $2,514,000 for the third quarter were higher by 2% compared to the corresponding period last year and higher by 3% compared to the second quarter of fiscal 2001. As a percent of sales, selling, general and administrative expenses were 15% of revenues in the current quarter compared to 14% of revenues for the corresponding period a year ago and 15% for the second quarter of fiscal year 2001.

     Company-funded research and development expenses of $1,304,000 for the third quarter decreased by $69,000 (5%) compared to the corresponding period last year and increased by $149,000 (13%) compared to the second quarter of fiscal year 2001. The current quarter's result is essentially on budget.

     The Company produced net income of $211,000 during the third quarter. This is a decline of $390,000 (65%) over net income in the prior year quarter and an increase of $58,000 (38%) from the second quarter of fiscal 2001. The decrease in net income from the prior year can be attributed primarily to the higher cost of sales incurred in the current quarter.


     Liquidity and Capital Resources
     -------------------------------
     Cash and cash equivalents increased by $2,519,000 to $3,765,000 at December 31, 2000 compared to $1,246,000 at March 31, 2000. This increase in cash and cash equivalents was primarily due to increased customer deposits and additional borrowings against the line of credit partially offset by the increase in inventory and capital expenditures. Working capital increased by $946,000 (6%) since March 31, 2000, increasing from $14,906,000 to
     $15,852,000 at the end of the third quarter.

     On November 30, 2000, the Company signed two new credit agreements with HSBC Bank USA ("HSBC"). The first agreement is for a $10 million domestic revolving credit facility to support the

     Company's routine working capital and standby letter of credit needs. The second is a $30 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States ("Ex-Im"), to support the Company's overseas contract, trade finance and working capital needs. The credit facility bears an interest rate of the HSBC Bank USA prime rate or LIBOR plus 2.0% at the Company's option.

     At December 31, 2000, $5.0 million in borrowings were outstanding and $21.9 million in letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank. The credit facility requires the Company to meet certain financial covenants. As of December 31, 2000, the Company was in compliance with all of the financial covenants.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

Part II - Other Information

     Item 1 - Legal Proceedings
     --------------------------

     The United States Court of Appeals for the Federal Circuit in Washington, D.C., in a decision issued December 29, 1999, ruled that American Science & Engineering, may pursue a patent infringement claim against Vivid Technologies which produces x-ray detection devices used in baggage scanning equipment.

     The Appeals Court overturned a 1998 decision in Vivid's favor by the Massachusetts Federal District. The lawsuit filed in May 1996, concerns whether Vivid's x-ray detection devices infringed on AS&E's patent. The District Court had ruled that AS&E could not assert a claim that Vivid's devices infringed on AS&E's patent. The Appeals Court also reversed the district court's finding on summary judgment that Vivid did not infringe on AS&E's patent, as well as the district court's denial of AS&E's request for discovery to oppose Vivid's summary judgment motion. Discovery is now proceeding.

     In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. ("EG&G") in U.S. District Court in Boston, Massachusetts alleging that EG&G is infringing on at least two patents owned by the Company and that EG&G has misappropriated certain trade secrets of the Company. In February 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to MobileSearch-TM- x-ray inspection system. In May 1999, the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting further performance of the contested contract and preventing EG&G from utilizing the Company's trade secrets. In August 1999, the Court issued a ruling denying the request for the preliminary injunction. In December 1999, EG&G filed a Motion for Summary Judgment that EG&G did not misappropriate the Company's trade secrets and in March 2000 EG&G filed a Motion for Summary Judgment that EG&G did not infringe the Company's patents. The Company has filed opposition to EG&G's motions and the Court has not yet ruled on these motions. The Company is continuing to pursue its claims against EG&G, but has filed a motion to dismiss the suit against U.S. Customs Service.

     In a related matter, EG&G had filed a request with the U.S. Patent and Trademark Office for re-examination of the two patents that currently are at issue in the patent infringement action described above. The Company filed oppositions to the re-examination requests and was advised by the U.S. Patent and Trademark Office that the Company's MobileSearch x-ray inspection patent was upheld in all material respects. The Company has now also been advised by the U.S. Patent and Trademark Office that the Company's patent on its Z-Registered Trademark- Backscatter x-ray inspection technology has been upheld in all material respects.

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

     Item 5 - Other Information
     --------------------------

     Dr. Herman Feshbach, a long time member of the Board of Directors of the Company, passed away on December 12, 2000. The Company is deeply saddened by his passing and recognizes his long and significant efforts on behalf of the Company.


     Item 6 - Exhibits and Reports on Form 8-K
     -----------------------------------------

              (a)      Exhibits
                       10 (c) (ix) Employment Agreement between the Company and Richard Mastronardi dated August 2000
                       10 (d) (i) Export Credit and Security Agreement between American Science and Engineering and HSBC Bank USA
                       10 (d) (ii) Revolving Loan and Security Agreement between American Science and Engineering, Inc. and HSBC Bank USA
              (b)      Reports on Form 8-K
                       -------------------
                       No reports on Form 8-K were filed during the quarter.

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


                                        AMERICAN SCIENCE AND ENGINEERING, INC.
                                        (Registrant)


 Date: February 12, 2001                __________________________________
                                        Joseph N. Moffa
                                        Vice President, Financial Operations and
                                        Corporate Controller


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