Form 10-Q
period 2001-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2001-08-14
CIK 5768

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2001
                                                 -------------

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

                           Yes   X            No
                               -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                        OUTSTANDING AT
      CLASS OF COMMON STOCK                              JUNE 30, 2001
      ---------------------                              -------------
       $.66 2/3 par value                                  5,027,496


                               Page 1 of 11 Pages
                     The Exhibit Index is Located at Page 11

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



Dollars in thousands                                                         June 30, 2001           March 31, 2001
                                                                             -------------           --------------
                                                                              (Unaudited)

ASSETS           Current assets:
                 Cash and cash equivalents                                   $      5,474          $         1,206
                 Accounts receivable, net of allowances of $117 at
                    June 30, 2001 and $134 at March 31, 2001                        9,677                    9,726
                 Unbilled costs and fees, net of allowances
                    of $437 at June 30, 2001 and March 31, 2001                     5,785                    8,907
                 Inventories                                                       13,205                   13,999
                 Deferred income taxes                                              2,475                    2,475
                 Prepaid expenses and other current assets                            850                      951
                                                                             ------------          ---------------
                 Total current assets                                              37,466                   37,264
                                                                             ------------          ---------------

                 Non-current assets:
                 Non-current deferred income taxes                                    823                      823
                 Other assets                                                         159                      175
                 Patents and other intangibles, net of accumulated
                    amortization of $289 at June 30, 2001 and $265
                    at March 31, 2001                                                 178                      200
                 Property and equipment, net of accumulated
                    depreciation of $13,650 at June 30, 2001
                    and $13,071 at March 31, 2001                                   5,495                    5,848
                                                                             ------------          ---------------

                                                                             $     44,121          $        44,310
                                                                             ============          ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)



Dollars in thousands                                                         June 30, 2001           March 31, 2001
                                                                             -------------           --------------
                                                                              (Unaudited)

LIABILITIES &         Current liabilities:
STOCKHOLDERS'         Line of credit                                       $       7,519           $         6,019
INVESTMENT            Accounts payable                                             5,376                     7,427
                      Accrued salaries and benefits                                1,327                     1,376
                      Accrued warranty costs                                         291                       348
                      Deferred revenue                                               827                       722
                      Customer deposits                                            3,354                     1,892
                      Accrued income taxes                                           503                       438
                      Other current liabilities                                      994                     2,291
                                                                           -------------           ---------------
                      Total current liabilities                                   20,191                    20,513
                                                                           -------------           ---------------

                      Non-current liabilities:
                      Deferred revenue                                               749                       781
                      Deferred compensation                                           97                        95
                      Deferred rent                                                  268                       287
                                                                           -------------           ---------------
                      Total non-current liabilities                                1,114                     1,163
                                                                           -------------           ---------------

                      Stockholders' investment:
                      Preferred stock, no par value
                        Authorized  - 100,000 shares
                        Issued - none
                      Common stock, $.66-2/3 par value
                        Authorized - 20,000,000 shares
                        Issued 5,027,496 shares at June 30, 2001
                         and 5,012,752 shares at March 31, 2001                    3,351                     3,342
                      Capital in excess of par value                              18,546                    18,472
                      Retained earnings                                            1,559                     1,460
                                                                           -------------           ---------------
                                                                                  23,456                    23,274
                      Note receivable - officer                                     (640)                     (640)
                                                                           -------------           ---------------
                      Total stockholders' investment                              22,816                    22,634
                                                                           -------------           ---------------
                                                                           $      44,121           $        44,310
                                                                           =============           ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



Dollars and shares in thousands, except per share amounts                For Three Months Ended
                                                                   ------------------------------------
                                                                   June 30, 2001          June 30, 2000
                                                                   -------------          -------------

 NET SALES AND CONTRACT REVENUE                                   $       19,027          $      15,063
                                                                  --------------          -------------

 COSTS AND EXPENSES:
   Cost of sales and contracts                                            14,413                 11,335
   Selling, general and administrative expenses                            2,668                  2,224
   Research and development                                                1,597                  1,306
                                                                  --------------          -------------
   Total costs and expenses                                               18,678                 14,865
                                                                  --------------          -------------

OPERATING INCOME                                                             349                    198
                                                                  --------------          -------------

OTHER EXPENSE:
   Interest, net                                                            (122)                  (126)
   Other, net                                                                (70)                   (25)
                                                                  --------------          -------------
   Total other expense                                                      (192)                  (151)
                                                                  --------------          -------------

INCOME BEFORE PROVISION
   FOR INCOME TAXES                                                          157                     47

PROVISION FOR INCOME TAXES                                                    58                     18
                                                                  --------------          -------------

NET INCOME                                                        $           99          $          29
                                                                  ==============          =============

INCOME PER SHARE - BASIC                                          $         0.02          $        0.01
                                                                  ==============          =============
                 - DILUTED                                        $         0.02          $        0.01
                                                                  ==============          =============

WEIGHTED AVERAGE SHARES - BASIC                                            5,022                  4,969
                                                                  ==============          =============
                        - DILUTED                                          5,056                  5,000
                                                                  ==============          =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Dollars in thousands                                                            For the Three Months Ended
                                                                           --------------------------------------
                                                                           June 30, 2001            June 30, 2000
                                                                           -------------            -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $         99             $         29
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                                    603                      501
   Provisions for contract, inventory, accounts receivable
     and warranty reserves                                                           57                       45
   Changes in assets and liabilities:
      Accounts receivable                                                            49                      648
      Unbilled costs and fees                                                     3,122                   (2,497)
      Inventories                                                                   794                      (23)
      Prepaid expenses, deposits and other assets                                   109                       85
      Accounts payable                                                           (2,051)                  (1,865)
      Accrued income taxes                                                           65                        -
      Customer deposits                                                           1,462                    4,521
      Deferred revenue                                                               73                        -
      Accrued expenses and other current liabilities                             (1,369)                    (146)
      Non-current liabilities                                                       (17)                    (155)
                                                                           ------------             ------------
   Total adjustments                                                              2,892                    1,114
                                                                           ------------             ------------
Net cash provided by operating activities                                         2,996                    1,143
                                                                           ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              (228)                    (852)
                                                                           ------------             ------------
Net cash used by investing activities                                              (228)                    (852)
                                                                           ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from line of credit                                                   1,500                    1,000
   Proceeds from exercise of stock options                                            -                       59
                                                                           ------------             ------------
 Net cash provided by financing activities                                        1,500                    1,059
                                                                           ------------             ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         4,268                    1,350
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,206                    1,246
                                                                           ------------             ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      5,474             $      2,596
                                                                           ============             ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                           $        134             $        142
   Income taxes paid                                                       $         15             $          -
NON-CASH TRANSACTIONS:
   Issuance of stock in lieu of fees                                       $         92             $          -


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

         The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in Form 10-K for the year ended March 31, 2001. The Company has made no changes to these policies during this quarter.


2.       INVENTORIES

         Inventories consisted of:


             (Dollars in thousands)                              June 30, 2001             March 31, 2001
                                                                 --------------            ---------------

             Raw materials and completed
                sub-assemblies                                   $       8,158               $       7,839
             Work in process                                             5,047                       6,160
                                                                 -------------               -------------
             Total                                               $      13,205               $      13,999
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


   Earnings Per Share                                             Three Months Ended
   ------------------                                            --------------------
   (in thousands except per share amounts)               June 30, 2001          June 30, 2000
                                                         -------------          -------------

   BASIC
   Net income                                           $             99         $            29
                                                        ----------------         ---------------
   Weighted average shares                                         5,022                   4,969
                                                        ----------------         ---------------
   Basic earnings per share                             $           0.02         $          0.01
                                                        ----------------         ---------------
   DILUTED
   Net income                                           $             99         $            29
                                                        ----------------         ---------------
   Weighted average shares                                         5,022                   4,969
   Effect of stock options                                            34                      31
                                                        ----------------         ---------------
   Weighted average shares, as adjusted                            5,056                   5,000
                                                        ----------------         ---------------
   Diluted earnings per share                           $           0.02         $          0.01
                                                        ================         ===============


4.       INCOME TAXES

         At March 31, 2001, the Company had approximately $708,000 of unused investment tax and other credits, which expire through 2018.

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

         At June 30, 2001, $7.5 million in borrowings were outstanding and $19.2 million in letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank. The credit facility requires the Company to meet certain financial covenants. As of June 30, 2001, the Company was in compliance with all of the financial covenants.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         OVERVIEW

         In the first quarter of fiscal 2002 net sales and contract revenues were $19,027,000, a 26% increase from the comparable period a year ago and a 2% increase from the previous quarter. The Company earned a net profit of $99,000 in the current quarter, compared to a net profit of $29,000 in the corresponding period a year ago and a net profit of $267,000 in the previous quarter.

         RESULTS OF OPERATIONS

         Net sales and contract revenues in the first quarter increased by $3,964,000 (26%) in comparison to the corresponding period a year ago and increased by $463,000 (2%) compared to the fourth quarter of fiscal 2001. This increase in revenues from the previous quarter is due to progress made on CargoSearch(TM) projects and increased field services revenues.

         For the first quarter, costs of sales and contracts increased to $14,413,000 from $11,335,000 in the corresponding period a year ago. Costs of sales and contracts represented 76% of revenues versus 75% for the corresponding period last year and 76% for the fourth quarter of fiscal year 2001. The costs of sales as a percentage of revenue in the current quarter increased slightly from the corresponding period last year due primarily to sales mix.

         Selling, general and administrative expenses of $2,668,000 for the first quarter were higher by 20% compared to the corresponding period last year and higher by 6% compared to the fourth quarter of fiscal 2001. As a percent of sales, selling, general and administrative expenses were 14% of revenues in the current quarter compared to 15% of revenues for the corresponding period a year ago and 14% for the fourth quarter of fiscal year 2001.

         Company-funded research and development expenses of $1,597,000 for the first quarter increased by $291,000 (22%) compared to the corresponding period last year and increased by $302,000 (23%) compared to the fourth quarter of fiscal year 2001. The current quarter's results are a result of increased efforts on internal research and development projects and are consistent with plan.

         The Company produced net income of $99,000 during the first quarter. This is an increase of $70,000 (241%) over net income in the prior year quarter and a decrease of $69,000 (41%) from the fourth quarter of fiscal 2001. The increase in net income from the prior year can be attributed primarily to the higher revenues realized in the current quarter.


         LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $4,268,000 to $5,474,000 at June 30, 2001 compared to $1,206,000 at March 31, 2001. This increase in cash and cash equivalents was primarily due to increased customer deposits, decreases in unbilled costs and fees and additional borrowings against the line of credit partially offset by the decrease in accounts payable and accrued expenses. Working capital increased by $524,000 (3%) since March 31, 2001, increasing from $16,751,000 to
         $17,275,000 at the end of the first quarter.

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

         At June 30, 2001, $7.5 million in borrowings were outstanding and $19.2 million in letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank. The credit facility requires the Company to meet certain financial covenants. As of June 30, 2001, the Company was in compliance with all of the financial covenants.

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

In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. ("EG&G") in U.S. District Court in Boston, Massachusetts alleging that EG&G is infringing on at least two patents owned by the Company and that EG&G has misappropriated certain trade secrets of the Company. In February 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to MobileSearch(TM) X-ray inspection system. In May 1999, the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting further performance of the contested contract and preventing EG&G from utilizing the Company's trade secrets. In August 1999, the Court issued a ruling denying the request for the preliminary injunction. In December 1999, EG&G filed a Motion for Summary Judgment that EG&G did not misappropriate the Company's trade secrets and in March 2000 EG&G filed a Motion for Summary Judgment that EG&G did not infringe the Company's patents. In February 2001, the Court denied EG&G's motion for Summary Judgment. The Company is continuing to pursue its claims against EG&G, but has filed a motion to dismiss the suit against U.S. Customs Service.

In a related matter, EG&G had filed a request with the U.S. Patent and Trademark Office for re-examination of the two patents that currently are at issue in the patent infringement action described above. The Company filed oppositions to the re-examination requests and was advised by the U.S. Patent and Trademark Office that the Company's MobileSearch X-ray inspection patent was upheld in all material respects. The Company has now also been advised by the U.S. Patent and Trademark Office that the Company's patent on its Z(R) Backscatter X-ray inspection technology has been upheld in all material respects.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  10(c)(x) Employment Agreement between the Company and Andrew R. Morrison dated May 30, 2001.

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


                          AMERICAN SCIENCE AND ENGINEERING, INC.
                          (Registrant)



Date: August 12, 2001

                          ________________________________________
                          Andrew R. Morrison
                          Vice President, Chief Financial Officer and Treasurer


SAFE HARBOR STATEMENT

THE FOREGOING 10-Q CONTAINS STATEMENTS CONCERNING THE COMPANY'S FINANCIAL PERFORMANCE AND BUSINESS OPERATIONS WHICH MAY BE CONSIDERED "FORWARD-LOOKING" UNDER APPLICABLE SECURITIES LAWS.

THE COMPANY WISHES TO CAUTION READERS OF THIS FORM 10-Q THAT ACTUAL RESULTS MIGHT DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS.

FACTORS WHICH MIGHT CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN INCLUDE THE
FOLLOWING: SIGNIFICANT REDUCTIONS OR DELAYS IN PROCUREMENTS OF THE COMPANY'S SYSTEMS BY THE UNITED STATES GOVERNMENT; DISRUPTION IN THE SUPPLY OF ANY SOLE-SOURCE COMPONENT INCORPORATED INTO THE COMPANY'S PRODUCTS (OF WHICH THERE ARE SEVERAL); LITIGATION SEEKING TO RESTRICT THE USE OF INTELLECTUAL PROPERTY USED BY THE COMPANY; POTENTIAL PRODUCT LIABILITY CLAIMS AGAINST THE COMPANY; GLOBAL POLITICAL TRENDS AND EVENTS WHICH AFFECT PUBLIC PERCEPTION OF THE THREAT PRESENTED BY DRUGS, EXPLOSIVES AND OTHER CONTRABAND; THE ABILITY OF GOVERNMENTS AND PRIVATE ORGANIZATIONS TO FUND PURCHASES OF THE COMPANY'S PRODUCTS TO ADDRESS SUCH THREATS; AND THE POTENTIAL INSUFFICIENCY OF COMPANY RESOURCES, INCLUDING HUMAN RESOURCES, CAPITAL, PLANT AND EQUIPMENT AND MANAGEMENT SYSTEMS, TO ACCOMMODATE ANY FUTURE GROWTH. THESE AND CERTAIN OTHER FACTORS WHICH MIGHT CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED ARE MORE FULLY SET FORTH UNDER THE CAPTION "FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM 10-K.