Form 10-Q
period 2001-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2001-11-19
CIK 5768

QuickLinks -- Click here to rapidly navigate through this document

FORM 10Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-6549

American Science and Engineering, Inc.
(Exact name of Registrant as specified in its charter)

Massachusetts	04-2240991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
829 Middlesex Turnpike Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)

(978) 262-8700
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at September 30, 2001
$.66 2/3 par value	5,044,338

Page 1 of 11 Pages
The Exhibit Index is Located at Page 11

AMERICAN SCIENCE AND ENGINEERING, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in thousands

	September 30, 2001	March 31, 2001
Assets
Current assets:
Cash and cash equivalents	$5,570	$1,206
Accounts receivable, net of allowances of $117 at September 30, 2001 and $134 at March 31, 2001	8,481	9,726
Unbilled costs and fees, net of allowances of $437 at September 30, 2001 and March 31, 2001	4,131	8,907
Inventories	13,547	13,999
Deferred income taxes	2,475	2,475
Prepaid expenses and other current assets	676	951

Total current assets	34,880	37,264

Non-current assets:
Non-current deferred income taxes	823	823
Other assets	171	175
Patents and other intangibles, net of accumulated amortization of $312 at September 30, 2001 and $265 at March 31, 2001	153	200
Property and equipment, net of accumulated depreciation of $14,212 at September 30, 2001 and $13,071 at March 31, 2001	5,085	5,848

	$41,112	$44,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(CONTINUED)

Dollars in thousands

	September 30, 2001	March 31, 2001
Liabilities & Stockholders' Investment
Current liabilities:
Line of credit	$7,519	$6,019
Accounts payable	4,967	7,427
Accrued salaries and benefits	1,498	1,376
Accrued warranty costs	291	348
Deferred revenue	766	722
Customer deposits	2,181	1,892
Accrued income taxes	16	438
Other current liabilities	702	2,291

Total current liabilities	17,940	20,513

Non-current liabilities:
Deferred revenue	706	781
Deferred compensation	95	95
Deferred rent	249	287

Total non-current liabilities	1,050	1,163

Stockholders' investment:
Preferred stock, no par value Authorized — 100,000 shares Issued — none
Common stock, $.66 2/3 par value Authorized — 20,000,000 shares Issued 5,044,338 shares at September 30, 2001 and 5,012,752 shares at March 31, 2001	3,363	3,342
Capital in excess of par value	18,637	18,472
Retained earnings	762	1,460

	22,762	23,274
Note receivable — officer	(640)	(640)

Total stockholders' investment	21,122	22,634

	$41,112	$44,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Dollars and shares in thousands, except per share amounts

	For the Three Months Ended		For the Six Months Ended
	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Net sales and contract revenues	$15,434	$16,466	$34,461	$31,529
Cost of sales and contracts	12,050	12,413	26,463	23,748

Gross profit	3,384	4,053	7,998	7,781
Expenses:
Selling, general and administrative expenses	2,905	2,438	5,573	4,662
Research and development	1,597	1,155	3,194	2,461

Total expenses	4,502	3,593	8,767	7,123

Operating income (loss)	(1,118)	460	(769)	658

Other expense:
Interest, net	(121)	(138)	(243)	(264)
Other, net	(46)	(79)	(116)	(104)

Total other expense	(167)	(217)	(359)	(368)

Income (loss) before provision for (benefit from) income taxes	(1,285)	243	(1,128)	290
Provision for (benefit from) income taxes	(488)	90	(430)	108

Net income (loss)	$(797)	$153	$(698)	$182

Income (loss) per share—Basic	$(0.16)	$.03	$(0.14)	$.04

—Diluted	$(0.16)	$.03	$(0.14)	$.04

Weighted average shares—Basic	5,030	4,970	5,026	4,969

—Diluted	5,030	5,037	5,026	5,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Dollars in thousands

	For the Six Months Ended
	September 30, 2001	September 30, 2000
Cash flows from operating activities:
Net income (loss)	$(698)	$182
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,188	1,035
Provisions for contract, inventory, accounts receivable and warranty reserves	106	174
Changes in assets and liabilities:
Accounts receivable	1,245	209
Unbilled costs and fees	4,776	452
Inventories	452	(1,064)
Prepaid expenses, deposits and other assets	271	211
Accounts payable	(2,460)	(977)
Accrued income taxes	(422)	—
Customer deposits	289	3,165
Deferred revenue	(31)	(259)
Accrued expenses and other current liabilities	(1,439)	6
Non-current liabilities	(38)	(77)

Total adjustments	3,937	2,875

Net cash provided by operating activities	3,239	3,057

Cash flows from investing activities:
Purchase of property and equipment	(378)	(1,018)

Net cash used by investing activities	(378)	(1,018)

Cash flows from financing activities:
Borrowing (repayments) under line of credit	1,500	(2,000)
Proceeds from exercise of stock options	3	59
Principal payments of capital lease obligations	—	(1)

Net cash provided by (used for) financing activities	1,503	(1,942)

Net increase in cash and cash equivalents	4,364	97
Cash and cash equivalents at beginning of period	1,206	1,246

Cash and cash equivalents at end of period	$5,570	$1,343

Supplemental disclosures of cash flow information:
Interest paid	$220	$302
Income taxes paid	$15	$65
Non-cash transactions:
Issuance of stock in lieu of fees	$191	$92

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

    The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2001. The Company has made no changes to these policies during this quarter.

2.  Inventories

    Inventories consisted of:

(Dollars in thousands)	September 30, 2001	March 31, 2001
Raw materials and completed sub-assemblies	$7,513	$7,839
Work in process	5,808	6,160
Finished goods	226	—

Total	$13,547	$13,999

3.  Income per Common and Common Equivalent Share

    Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company's common stock for the period. For the quarter and six months ended September 30, 2001, common stock equivalents of 100,000 and 67,000, respectively, are excluded from diluted earnings per share as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
Earnings Per Share (in thousands except per share amounts)	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000
Basic
Net income (loss)	$(797)	$153	$(698)	$182

Weighted average shares	5,030	4,970	5,026	4,969

Basic earnings (loss) per share	$(0.16)	$0.03	$(0.14)	$0.04

Diluted
Net income (loss)	$(797)	$153	$(698)	$182

Weighted average shares	5,030	4,970	5,026	4,969

Effect of stock options	—	67	—	49

Weighted average shares, as adjusted	5,030	5,037	5,026	5,018

Diluted earnings (loss) per share	$(0.16)	$0.03	$(0.14)	$0.04

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

    At September 30, 2001, $7.5 million in borrowings were outstanding and $11.2 million in letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank. The credit facility requires the Company to meet certain financial covenants. As of September 30, 2001, the Company was not in compliance with one of these financial covenants, but has obtained a waiver from the bank for this non-compliance.

AMERICAN SCIENCE AND ENGINEERING, INC.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    In the second quarter of fiscal 2002 net sales and contract revenues were $15,434,000, a 6% decrease from the comparable period a year ago and a 19% decrease from the previous quarter. The Company had a net loss of $797,000 in the current quarter, compared to a net profit of $153,000 in the corresponding period a year ago and a net profit of $99,000 in the previous quarter.

Results of Operations

    Net sales and contract revenues in the second quarter decreased by $1,032,000 (6%) in comparison to the corresponding period a year ago and decreased by $3,593,000 (19%) compared to the first quarter of fiscal 2002. This decrease in revenues from the previous quarter is due to reduced product sales and lower service contract revenues during the quarter.

    For the second quarter, costs of sales and contracts decreased to $12,050,000 from $12,413,000 in the corresponding period a year ago. Costs of sales and contracts represented 78% of revenues versus 75% for the corresponding period last year and 76% for the first quarter of fiscal year 2002. The costs of sales as a percentage of revenue in the current quarter increased from the corresponding period last year due to the lower field service revenues and reduced manufacturing capacity utilization due to the lower product sales volume.

    Selling, general and administrative expenses of $2,905,000 for the second quarter were higher by 19% compared to the corresponding period last year and higher by 9% compared to the first quarter of fiscal 2002. As a percent of sales, selling, general and administrative expenses were 19% of revenues in the current quarter compared to 15% of revenues for the corresponding period a year ago and 14% for the first quarter of fiscal year 2002. This increase was due primarily to increased legal costs associated with ongoing litigation (see Item 1—Legal Proceedings).

    Company-funded research and development expenses of $1,597,000 for the second quarter increased by $442,000 (38%) compared to the corresponding period last year and remained constant with costs incurred in the first quarter of fiscal year 2002. The current quarter's results are a result of efforts on internal research and development projects and are consistent with plan.

    The Company incurred a net loss of $797,000 during the second quarter of fiscal 2002. A tax benefit of $488,000 has been recorded in the second quarter against pre-tax losses incurred. The Company had net income of $153,000 in the second quarter of fiscal 2001 and net income of $99,000 in the first quarter of fiscal 2002. This net loss can be attributed to the lower revenues and increased selling, general and administrative costs.

Liquidity and Capital Resources

    Cash and cash equivalents increased by $4,364,000 to $5,570,000 at September 30, 2001 compared to $1,206,000 at March 31, 2001. This increase in cash and cash equivalents was primarily due to decreases in accounts receivable and unbilled costs and fees and additional borrowings against the line of credit partially offset by a decrease in accounts payable and accrued expenses. Working capital increased by $189,000 (1%) since March 31, 2001, increasing from $16,751,000 to $16,940,000 at the end of the second quarter.

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

    At September 30, 2001, $7.5 million in borrowings were outstanding and $11.2 million in letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank. The credit facility requires the Company to meet certain financial covenants. As of September 30, 2001, the Company was not in compliance with one of these financial covenants, but has obtained a waiver from the bank for this non-compliance.

Part II—Other Information

Item 1—Legal Proceedings

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

    In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. ("EG&G") in U.S. District Court in Boston, Massachusetts alleging that EG&G is infringing on at least two patents owned by the Company and that EG&G has misappropriated certain trade secrets of the Company. In February 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to MobileSearch™ x-ray inspection system. In May 1999, the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting further performance of the contested contract and preventing EG&G from utilizing the Company's trade secrets. In August 1999, the Court issued a ruling denying the request for the preliminary injunction. In December 1999, EG&G filed a Motion for Summary Judgment that EG&G did not misappropriate the Company's trade secrets and in March 2000 EG&G filed a Motion for Summary Judgment that EG&G did not infringe the Company's patents. In February 2001, the Court denied EG&G's motion for Summary Judgment. The Company is continuing to pursue its claims against EG&G, but has filed a motion to dismiss the suit against U.S. Customs Service.

    In a related matter, EG&G had filed a request with the U.S. Patent and Trademark Office for re-examination of the two patents that currently are at issue in the patent infringement action described above. The Company filed oppositions to the re-examination requests and was advised by the U.S. Patent and Trademark Office that the Company's MobileSearch x-ray inspection patent was upheld in all material respects. The Company has now also been advised by the U.S. Patent and Trademark Office that the Company's patent on its Z® Backscatter x-ray inspection technology has been upheld in all material respects.

    In February 2000, Heimann Systems GmBH filed a civil action in U.S. District Court in Boston, Massachusetts against the Company alleging that the Company infringed a Heimann patent relating to a mobile vehicle and x-ray examining device. The Company denies Heimann's assertions and believes that Heimann's claims are without merit. The case is currently scheduled for trial commencing December 3, 2001. The Company does not expect the outcome of this litigation to have a material impact to its financial position or results of operations.

Item 6—Exhibits and Reports on Form 8-K

      (a)  Exhibits

    10 (c) (xi) Employment Agreement between the Company and Reed Clark dated July 23, 2001.

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

AMERICAN SCIENCE AND ENGINEERING, INC. (Registrant)
Date: November 14, 2001	Andrew R. Morrison Vice President, Chief Financial Officer and Treasurer

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

QuickLinks

AMERICAN SCIENCE AND ENGINEERING, INC. PART I—FINANCIAL INFORMATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
AMERICAN SCIENCE AND ENGINEERING, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (CONTINUED)
AMERICAN SCIENCE AND ENGINEERING, INC. PART I—FINANCIAL INFORMATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
AMERICAN SCIENCE AND ENGINEERING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
AMERICAN SCIENCE AND ENGINEERING, INC. PREPARATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)