Form 10-Q
period 2001-12-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2002-02-14
CIK 5768

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-6549

AMERICAN SCIENCE AND ENGINEERING, INC.
(Exact name of Registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2240991 (I.R.S. Employer Identification No.)
829 Middlesex Turnpike Billerica, Massachusetts (Address of principal executive offices)	01821 (Zip Code)

(978) 262-8700
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock	Outstanding at December 31, 2001
$.66 2/3 par value	5,516,121

Page 1 of 11 Pages
The Exhibit Index is Located at Page 10

AMERICAN SCIENCE AND ENGINEERING, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2001	March 31, 2001
	Dollars in thousands
Assets
Current assets:
Cash and cash equivalents	$4,837	$1,206
Accounts receivable, net of allowances of $111 at December 31, 2001 and $134 at March 31, 2001	12,347	9,726
Unbilled costs and fees, net of allowances of $437 at December 31, 2001 and March 31, 2001	4,403	8,907
Inventories	16,912	13,999
Deferred income taxes	2,475	2,475
Prepaid expenses and other current assets	744	951

Total current assets	41,718	37,264

Non-current assets:
Non-current deferred income taxes	1,907	823
Other assets	218	175
Patents and other intangibles, net of accumulated amortization of $335 at December 31, 2001 and $265 at March 31, 2001	130	200
Property and equipment, net of accumulated depreciation of $14,776 at December 31, 2001 and $13,071 at March 31, 2001	4,680	5,848

	$48,653	$44,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(CONTINUED)

	December 31, 2001	March 31, 2001
	Dollars in thousands
Liabilities & Stockholders' Investment
Current liabilities:
Line of credit	$9,319	$6,019
Accounts payable	6,750	7,427
Accrued salaries and benefits	1,589	1,376
Accrued warranty costs	358	348
Deferred revenue	916	722
Customer deposits	2,619	1,892
Accrued income taxes	—	438
Other current liabilities	1,507	2,291

Total current liabilities	23,058	20,513

Non-current liabilities:
Deferred revenue	640	781
Deferred compensation	88	95
Deferred rent	230	287

Total non-current liabilities	958	1,163

Stockholders' investment:
Preferred stock, no par value
Authorized—100,000 shares
Issued—none
Common stock, $.66 2/3 par value
Authorized—20,000,000 shares
Issued 5,516,121 shares at December 31, 2001 and 5,012,752 shares at March 31, 2001	3,677	3,342
Capital in excess of par value	21,990	18,472
Retained earnings (accumulated deficit)	(1,030)	1,460

	24,637	23,274
Note receivable—officer	—	(640)

Total stockholders' investment	24,637	22,634

	$48,653	$44,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC.

PART I—FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Dec. 31, 2001	Dec. 30, 2000	Dec. 31, 2001	Dec. 31, 2000
	Dollars and shares in thousands, except per share amounts
Net sales and contract revenues	$14,178	$17,018	$48,639	$48,547
Cost of sales and contracts	11,008	12,828	37,471	36,576

Gross profit	3,170	4,190	11,168	11,971
Expenses:
Selling, general and administrative expenses	4,274	2,514	9,847	7,176
Research and development	1,628	1,304	4,822	3,765

Total expenses	5,902	3,818	14,669	10,941

Operating income (loss)	(2,732)	372	(3,501)	1,030

Other expense:
Interest, net	(104)	(93)	(347)	(357)
Other, net	(55)	(38)	(171)	(142)

Total other expense	(159)	(131)	(518)	(499)

Income (loss) before provision for (benefit from) income taxes	(2,891)	241	(4,019)	531
Provision for (benefit from) income taxes	(1,099)	30	(1,529)	138

Net income (loss)	$(1,792)	$211	$(2,490)	$393

Income (loss) per share—Basic	$(0.35)	$.04	$(0.49)	$.08

—Diluted	$(0.35)	$.04	$(0.49)	$.08

Weighted average shares—Basic	5,174	4,972	5,075	4,970

—Diluted	5,174	4,980	5,075	5,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31, 2001	December 31, 2000
	Dollars in thousands
Cash flows from operating activities:
Net income (loss)	$(2,490)	393
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,774	1,599
Provisions for contract, inventory, accounts receivable and warranty reserves	161	866
Deferred income taxes	(1,084)	(10)
Changes in assets and liabilities:
Accounts receivable	(2,621)	(149)
Unbilled costs and fees	4,504	713
Inventories	(2,913)	(2,004)
Prepaid expenses, deposits and other assets	156	(282)
Accounts payable	(677)	(267)
Accrued income taxes	(438)	16
Customer deposits	727	1,255
Deferred revenue	53	160
Accrued expenses and other current liabilities	(429)	457
Non-current liabilities	(64)	(96)

Total adjustments	(851)	2,258

Net cash provided by (used for) operating activities	(3,341)	2,651

Cash flows from investing activities:
Purchase of property and equipment	(536)	(1,199)
Purchase of patents and intangibles	—	(5)

Net cash used for investing activities	(536)	(1,204)

Cash flows from financing activities:
Borrowing under line of credit	3,300	1,019
Repayment of officer's loan	640	—
Proceeds from exercise of stock options	3,568	69
Principal payments of capital lease obligations	—	(16)

Net cash provided by financing activities	7,508	1,072

Net increase in cash and cash equivalents	3,631	2,519
Cash and cash equivalents at beginning of period	1,206	1,246

Cash and cash equivalents at end of period	$4,837	3,765

Supplemental disclosures of cash flow information:
Interest paid	$374	$370
Income taxes paid	$15	$95
Non-cash transactions:
Issuance of stock in lieu of fees	$284	$84

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Nature of Operations and Significant Accounting Policies

        American Science and Engineering, Inc. is engaged in the development and manufacture of sophisticated x-ray inspection systems for critical detection and security screening solutions for sale primarily to U.S. and foreign government agencies. The Company has only one reporting segment, x-ray screening products.

        The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2001. The Company has made no changes to these policies during this quarter.

2.    Inventories

        Inventories consisted of:

	December 31, 2001	March 31, 2001
	(Dollars in thousands)
Raw materials and completed sub-assemblies	$9,643	$7,839
Work in process	7,269	6,160

Total	$16,912	$13,999

3.    Income per Common and Common Equivalent Share

        Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company's common stock for the period. For the quarter and nine months ended December 31, 2001, common stock equivalents of 748,000 and 294,000, respectively, are excluded from diluted earnings per share as their effect is anti-dilutive.

Earnings Per Share

	Three Months Ended		Nine Months Ended
	Dec. 31, 2001	Dec 31, 2000	Dec. 31, 2001	Dec. 31, 2000
	(in thousands except per share amounts)
Basic
Net income (loss)	$(1,792)	$211	$(2,490)	$393

Weighted average shares	5,174	4,972	5,075	4,970

Basic earnings (loss) per share	$(0.35)	$0.04	$(0.49)	$0.08

Diluted
Net income (loss)	$(1,792)	$211	$(2,490)	$393

Weighted average shares	5,174	4,972	5,075	4,970
Effect of stock options	0	8	0	35

Weighted average shares, as adjusted	5,174	4,980	5,075	5,005

Diluted earnings (loss) per share	$(0.35)	$0.04	$(0.49)	$0.08

4.    Borrowings

        On November 30, 2000, the Company signed two new credit agreements with HSBC Bank USA ("HSBC"). The first agreement is for a $10 million domestic revolving credit facility to support the Company's routine working capital and standby letter of credit needs. The second is a $30 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States ("Ex-Im"), to support the Company's overseas contract, trade finance and working capital needs. The credit facility bears an interest rate of the HSBC Bank USA prime rate or LIBOR plus 2.0% at the Company's option. On February 14, 2002, these credit agreements were amended to increase the domestic revolving credit facility to $20 million and to reduce the export credit facility to $20 million. The domestic revolving credit facility as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 85% of eligible domestic accounts receivable plus the lower of: (i) 40% of eligible raw materials and work-in-process inventory; or; (ii) $5.0 million, or; (b) $20.0 million. The export credit and security agreement as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 90% of eligible international billed and unbilled accounts receivable, or; (b) $20.0 million. The agreements expire on November 30, 2002.

        At December 31, 2001, $9.3 million in borrowings were outstanding and $3.8 million in letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank. The credit facility requires the Company to meet certain financial covenants. As of December 31, 2001, the Company was not in compliance with one of these financial covenants, but has obtained a waiver from the bank for this non-compliance.

AMERICAN SCIENCE AND ENGINEERING, INC.
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

        In the third quarter of fiscal 2002 net sales and contract revenues were $14,178,000, a 17% decrease from the comparable period a year ago and an 8% decrease from the previous quarter. The Company had a net loss of $1,792,000 in the current quarter, compared to a net profit of $211,000 in the corresponding period a year ago and a net loss of $797,000 in the previous quarter.

Results of Operations

        Net sales and contract revenues in the third quarter decreased by $2,840,000 (16.7%) in comparison to the corresponding period a year ago and decreased by $1,256,000 (8.1%) compared to the second quarter of fiscal 2002. This decrease in revenues from the previous quarter is due to reduced sales of the Company's cargo products during the quarter. This reduction in cargo sales was offset in part with higher sales of the Company's parcel products which experienced a significant increase in orders and shipments post-September 11th.

        For the third quarter, costs of sales and contracts decreased to $11,008,000 from $12,828,000 in the corresponding period a year ago. Costs of sales and contracts represented 77.6% of revenues versus 75.4% for the corresponding period last year and 78.1% for the second quarter of fiscal year 2002. The costs of sales as a percentage of revenue in the current quarter increased from the corresponding period last year due to the lower margins on certain cargo projects recorded on a percentage of completion basis partially offset by increased sales of parcel products which are higher margin sales.

        Selling, general and administrative expenses of $4,274,000 for the third quarter were higher by 70.0% compared to the corresponding period last year and higher by 47.1% compared to the second quarter of fiscal 2002. As a percent of sales, selling, general and administrative expenses were 30.1% of revenues in the current quarter compared to 14.8% of revenues for the corresponding period a year ago and 18.8% for the second quarter of fiscal year 2002. This increase was due primarily to increased legal costs associated with a patent infringement case settled during the third quarter of 2002 (see Item 1—Legal Proceedings).

        Company-funded research and development expenses of $1,628,000 for the third quarter increased by $324,000 (24.8%) compared to the corresponding period last year and remained relatively constant with costs incurred in the second quarter of fiscal year 2002. The current quarter expenditures focused on new product initiatives and improvements with certain projects initiated in direct response to potential market demand identified as a result of the events of September 11th.

        A tax benefit of $1,099,000 has been recorded in the third quarter compared to a tax provision of $30,000 in the corresponding period in the prior year.

        The Company incurred a net loss of $1,792,000 during the third quarter of fiscal 2002. The Company had net income of $211,000 in the third quarter of fiscal 2001 and a net loss of $797,000 in the second quarter of fiscal 2002. The increase in the current quarter net loss can be attributed to the lower revenues and gross margins and increased selling, general and administrative costs offset by an increased tax benefit.

Liquidity and Capital Resources

        Cash and cash equivalents increased by $3,631,000 to $4,837,000 at December 31, 2001 compared to $1,206,000 at March 31, 2001. This increase in cash and cash equivalents was primarily due to decreases in unbilled costs and fees, proceeds received from the exercise of stock options, additional borrowings against the line of credit and the repayment of an officer's loan offset in part by increases in inventories, accounts receivable and prepaid expenses and decreases in certain liabilities. Working capital increased by $1,909,000 (11.4%) since March 31, 2001, increasing from $16,751,000 to $18,660,000 at the end of the third quarter due to the inventory and receivable increases noted.

        On November 30, 2000, the Company signed two new credit agreements with HSBC Bank USA ("HSBC"). The first agreement is for a $10 million domestic revolving credit facility to support the Company's routine working capital and standby letter of credit needs. The second is a $30 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States ("Ex-Im"), to support the Company's overseas contract, trade finance and working capital needs. The credit facility bears an interest rate of the HSBC Bank USA prime rate or LIBOR plus 2.0% at the Company's option. On February 14, 2002, these credit agreements were amended to increase the domestic revolving credit facility to $20,000,000 and to reduce the export credit facility to $20,000,000. The domestic revolving credit facility as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 85% of eligible domestic accounts receivable plus the lower of: (i) 40% of eligible raw materials and work-in-process inventory; or; (ii) $5.0 million, or; (b) $20.0 million. The export credit and security agreement as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 90% of eligible international billed and unbilled accounts receivable, or; (b) $20.0 million. The agreements expire on November 30, 2002.

        At December 31, 2001, $9.3 million in borrowings were outstanding and $3.8 million in letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank. The credit facility requires the Company to meet certain financial covenants. As of December 31, 2001, the Company was not in compliance with one of these financial covenants, but has obtained a waiver from the bank for this non-compliance.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        The United States Court of Appeals for the Federal Circuit in Washington, D.C., in a decision issued December 29, 1999, ruled that American Science & Engineering, may pursue a patent infringement claim against Vivid Technologies which produces x-ray detection devices used in baggage scanning equipment.

        The Appeals Court overturned a 1998 decision in Vivid's favor by the U.S. District Court in Massachusetts. The lawsuit filed in May 1996, concerns whether Vivid's x-ray detection devices infringed on the Company's patent. The District Court had ruled that the Company could not assert a claim that Vivid's devices infringed on the Company's patent. The Appeals Court also reversed the district court's finding on summary judgment that Vivid did not infringe on the Company's patent, as well as the district court's denial of the Company's request for discovery to oppose Vivid's summary judgment motion. Discovery is now proceeding.

        In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. ("EG&G") in U.S. District Court in Massachusetts claiming that EG&G is infringing on at least two patents owned by the Company and that EG&G has misappropriated certain trade secrets of the Company. In February 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to MobileSearch™ x-ray inspection system. In May 1999, the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting further performance of the contested contract and preventing EG&G from utilizing the Company's trade secrets. In August 1999, the Court issued a ruling denying the request for the preliminary injunction. In December 1999, EG&G filed a motion for summary judgment that EG&G did not misappropriate the Company's trade secrets and in March 2000 EG&G filed a motion for summary judgment that EG&G did not infringe the Company's patents. In February 2001, the court denied EG&G's and the Company's motions for summary judgment. The Company is continuing to pursue its claims against EG&G, but the suit against U.S. Customs Service has been dismissed.

        In a related matter, EG&G had filed a request with the U.S. Patent and Trademark Office ("USPTO") for re-examination of the two patents that currently are at issue in the patent infringement action described above. The Company filed oppositions to the re-examination requests and was advised by the USPTO that the Company's MobileSearch x-ray inspection patent was upheld in all material respects. The Company has now also been advised by the USPTO that the Company's patent on its Z® Backscatter x-ray inspection technology has been upheld in all material respects.

        In February 2000, Heimann Systems GmBH ("Heimann") filed a civil action in U.S. District Court in Massachusetts against the Company alleging that the Company infringed a Heimann patent relating to a mobile vehicle and x-ray examining device. In December 2001, Heimann and the Company agreed to a settlement of the case. The settlement provides a mutually satisfactory business arrangement that permits the parties to compete in the marketplace with their respective approaches to mobile x-ray inspection systems.

Item 6—Exhibits and Reports on Form 8-K

(a)
Exhibits
No exhibits.

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

AMERICAN SCIENCE AND ENGINEERING, INC. (Registrant)
Date: February 14, 2001	Andrew R. Morrison Vice President, Chief Financial Officer and Treasurer

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
PART II—OTHER INFORMATION
SIGNATURES