Form 10-K
period 2002-04-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2002-06-04
CIK 5768

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6549

AMERICAN SCIENCE AND ENGINEERING, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2240991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
829 Middlesex Turnpike, Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)

(978) 262-8700
(Registrant's telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common Stock ($.66 2/3 par value)	American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant on May 21, 2002 was $107,835,232.

        5,578,070 shares of Registrant's Common Stock were outstanding on May 21, 2002.

PART I

ITEM 1. BUSINESS

        American Science and Engineering, Inc., a Massachusetts corporation formed in 1958 (together with its subsidiaries, the "Company" or "AS&E"), develops, produces, markets, sells, maintains and provides research, engineering and training services with respect to X-ray inspection systems. The Company's High Energy Systems (HES) division in Santa Clara, CA develops and manufactures linear accelerators for a variety of applications and products, including a proprietary high-energy accelerator for the Company's recently introduced Shaped Energy™ technology. Other applications for HES's linear accelerators include medical, scientific, electron beam curing, and non-destructive testing.

        The Company develops and manufactures sophisticated X-ray inspection products for critical detection and security applications used by seaport and border authorities, federal facilities and military bases, airports and corporations in the United States and around the globe. These security applications include X-ray inspection systems for combating terrorism, drug and weapon smuggling, trade fraud and trafficking in illegal aliens. The Company's objective is to distinguish itself from its competitors through technical innovations and a superior approach to detection. The Company's patented Z® Backscatter and Shaped Energy technologies detects plastic explosives, plastic weapons, illegal drugs, and other contraband, even when concealed in complex backgrounds by terrorists and smugglers. The Company's market is driven by domestic and global trends in terrorism; the continued global proliferation of drug and people smuggling; and the continuing increase in global trade which creates greater incentives and opportunities to evade duties or perpetrate trade fraud by misdeclaring cargo shipping manifests.

        Historically, the Company has focused its product development and marketing efforts on two broad markets: (i) the protection of high-risk government personnel and facilities; and (ii) the inspection and clearance of cargo, trucks and cars at seaports, borders and airports. In the wake of the terrorist attacks on September 11, 2001, homeland security concerns have become of paramount importance in the U.S. and around the world. The Company believes that homeland security initiatives will result in new revenue opportunities with increased growth in the seaports and borders, federal facilities and force protection, aviation and corporate security markets.

Technology and Products

        The Company's product line utilizes a variety of technologies including the traditional transmission X-ray, the proprietary Backscatter X-ray, and the recently introduced Shaped Energy technology.

        Z® Backscatter Technology.    All of the Company's systems utilize the Company's Z® Backscatter technology which refers to X-rays that are directed toward an object and are scattered, rather than absorbed, by that object. The key aspect of Z Backscatter is that objects that are organic in content (e.g. drugs, explosives, plastic weapons, people) scatter X-rays very well. As a result, the backscatter images are able to show these potential threats clearly. When used together with transmission X-ray technology, Z Backscatter adds significant interpretability to a transmission image, enabling an inspector to perform a more thorough and complete examination of the object in question.

        Shaped Energy™ Technology.    This recently introduced, patented technology was specifically designed for use in examining densely loaded cargo containers at seaports and border crossings, and will be available in various fixed or modular system configurations. The Shaped Energy system combines the penetration capability of a high-energy X-ray source (3.5MeV) with the photo-like quality and material discrimination features of the Company's Z Backscatter imaging technology. Most importantly, this technology allows for optimal penetration while maintaining one of the smallest footprints and radiation exclusion zones in the industry. Historically, high-energy X-ray systems were constrained by the necessity for large exclusion zones and heavy shielding in order to protect against the hazards of excessive radiation. The new Shaped Energy linear accelerator, designed and produced by the Company's HES division, incorporates a X-ray system design that eliminates the need for cumbersome shielding and exclusion zones.

        The Company's product line currently includes 12 models. These models can be broadly grouped into three categories including the CargoSearch™ family, the ParcelSearch™ family, and the BodySearch™ Personnel Inspection System.

        CargoSearch™ Systems:    The CargoSearch family of systems includes non-intrusive inspection devices for the X-ray scanning of trucks, cars, cargo containers, pallets and air cargo primarily at border crossings, seaports, railroad centers, airports, and cargo and transportation hubs. CargoSearch is designed to combat trade fraud, drug trafficking, weapons smuggling and terrorism. Currently CargoSearch systems are deployed in more than 70 locations in 10 countries. The CargoSearch family includes:

    CargoSearch System, a fixed-site inspection system with applications at borders and seaports;

    ISOSearch™ System, which offers all the benefits of a fixed site CargoSearch system in a relocatable, modular system configured for the inspection of trucks and shipping containers;

    MobileSearch™ System, which adds flexibility, mobility and the ability to inspect cars (from one or both sides) to the basic CargoSearch concept; and

    PalletSearch™ System, which allows for the inspection of pallets to detect contraband, weapons and explosives for high security facilities where high confidence inspection is a requirement.

        ParcelSearch™ Systems:    The ParcelSearch systems are designed for the non-intrusive X-ray scanning of parcels, baggage and mail. They are primarily located in airports, government and commercial office buildings, high-security federal facilities (research facilities and military bases) and convention centers. There are currently ParcelSearch systems deployed in more than 500 locations in 116 countries. The ParcelSearch family includes:

    Model 101VAN™, a sophisticated, vehicle mounted inspection system designed and built to the rigorous specifications of the U.S. Customs Service;

    Models 101Z™, 101ZZ™, 101ZZPlus™, 101GT™ and 101XL™ conveyor based systems allowing rapid inspection of high volumes of luggage and other packages; and

    Model 66Z™, a compact system designed to handle small packages, including briefcases, carry-on luggage and mail.

        BodySearch™ Personnel Inspection System:    The BodySearch Personnel Inspection system offers a fast, safe, and non-intrusive way to screen individuals for weapons, drugs, and illegal contraband concealed under clothing, providing a viable alternative to pat or strip searches. This system is used for drug detection and head of state security as well as for correctional facility security. There are currently 20 BodySearch systems deployed in 15 locations.

Intellectual Property

        The Company has patents in the United States, Germany, Japan, and the United Kingdom, as well as patents pending in the United States and under the Patent Cooperation Treaty. The Company has sold product or has marketing activity in most major regions of the world including Africa, Asia, Europe, the Middle East, Australia, and South America. Each U.S. patent issued after May 1995 has a duration of twenty years from the date of application. The Company relies on certain proprietary technology and know-how, as well as certain patents, to establish and maintain its competitive position. The Company believes that its patents, proprietary technology, know-how, and trademarks provide substantial protection for the Company's competitive position and the Company has publicly stated its intent to aggressively protect its intellectual property assets, by litigation or other means, as appropriate. (See Item 3—"Legal Proceedings").

Sales and Marketing

        The Company's X-ray products are marketed to private and governmental organizations through a sales force that contacts potential customers and responds to public tenders and other expressions of interest. This sales force includes Company personnel based in the United States as well as independent representatives under contracts to sell in foreign countries who are generally compensated on a commission basis.

        Most of the Company's systems are built for existing orders, and the Company maintains an inventory of common parts and sub-assemblies for these systems in order to meet expected customer delivery requirements and spares requirements.

Customers

        The Company has a customer list consisting of government and commercial clients from both the U.S. and abroad. Domestically, the Company's primary client base is comprised of agencies of the U.S. Government. International sales primarily to foreign governments accounted for approximately 30% of the Company's total sales in fiscal 2002. The international market will continue to remain a high priority for the Company as part of its long-term growth strategy. The majority of the Company's sales are fixed price arrangements with installment payments made to the Company during the term of the contract.

        During fiscal 2002, approximately 59% of sales of X-ray products were under (i) direct contracts with the U.S. Government, and (ii) subcontracts with prime contractors working under direct contracts with the U.S. Government. Some of the Company's contracts with the government are on a cost reimbursement plus basis, and virtually all are cancelable at the government's discretion. Thus far, the Company has not experienced any material losses as the result of such contractual provisions. The Company is heavily dependent upon sales to agencies of the U.S. Government and reductions or delays in procurement of the Company's systems by these agencies may have a material adverse effect on the Company.

        While the longer sales cycles and project financing requirements often associated with international sales have increased with the corresponding rise in sales, historically it has had the desired effect of reducing the Company's dependence on the U.S. Government. The Company manages its overseas risk in a number of ways, including actively increasing the number of opportunities it is pursuing at any one time and by working with international funding sources to help customers finance and secure funding of these projects. The majority of international contracts are bid in U.S. dollars. For those contracts that are bid in other currencies, the Company would engage in hedging contracts to control foreign exchange risk.

        In fiscal year 2002, the Company had sales to one major customer which accounted for 28% of total sales.

Competition

        The Company has many competitors in the X-ray product market, including several large and well-established manufacturers of security X-ray equipment with financial and other resources greater than those of the Company. Certain X-ray security system customers select such systems based largely on price. Other customers, notably the U.S. Government and users in countries with high levels of concern over security, tend to select systems based largely on performance and detection capability. The Company's systems offer premium performance and have historically been priced higher than many competing systems. The Company believes that its patented and proprietary technology, coupled with an overall market shift from price to performance which the Company expects to occur as a result of the events of September 11th, gives it a strong competitive position in the sale of security systems to customers concerned with performance and detection. The Company also believes that its strategy of concentrating on differentiable products with unique features, including Z® Backscatter and Shaped Energy, and/or competitive pricing will give it a strong position to increase its sales of X-ray systems. However, a number of companies have developed products that compete with the Company's X-ray inspection products. (See "Forward-Looking Information and Factors Affecting Future Performance").

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

Raw Material Availability

        The Company has not experienced during the last year, and does not currently anticipate, any hardware delivery delays due to raw material shortages. Most procured material is from U.S. sources. However, the Company is dependent upon certain overseas sole source providers of important components. No rare or exotic materials are utilized. In light of the events of September 11, demand for X-ray system subcomponents increased significantly across the security industry. In response, the Company continues to take steps to mitigate sourcing risks by working closely with its vendors to secure future raw material availability. These efforts also include identifying and qualifying second-source providers for several critical components on all of its product lines.

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

Research and Development

        During fiscal 2002 and 2000, the Company conducted government-sponsored research primarily focused on technologies for the detection of illicit drugs, explosives, and other security issues. The Company recognized revenues of $635,000 and $416,000, in fiscal 2002 and 2000, respectively for these efforts. No government-sponsored research projects were performed in fiscal 2001. In addition, the Company spent approximately $7,136,000 of its own funds for research relating to the development of new products or services during fiscal 2002, compared to $5,060,000 and $5,902,000 in fiscal 2001 and 2000, respectively.

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

Personnel

        As of March 31, 2002 the Company had 373 employees compared to 308 employees at the end of the prior year. All Company employees sign nondisclosure agreements as a condition of employment.

Sales Backlog

        The Company's firm (under signed contracts) sales backlog was $40,735,000 at March 31, 2002 and $40,150,000 at March 31, 2001.

        A majority of the Company's contracts with the U.S. Government contain clauses permitting the government to terminate the contract for convenience upon certain terms and conditions, including payment to the Company of an appropriate fee or profit on work performed. The total of such contracts in the backlog was $22,233,000 at the end of fiscal year 2002 and $15,462,000 at the end of fiscal year 2001. It is estimated that approximately 58% of the 2002 backlog will be filled within the fiscal year ending March 31, 2003.

Financial Information About Foreign and Domestic Operations and Export Sales

        Most export sales are made in U.S. dollars, and many are either secured by irrevocable letters of credit or paid in advance. Export sales are believed by the Company to be at least as profitable as similar domestic sales. The following chart provides information about the breakdown between domestic and export sales for the indicated fiscal years. With the exception of small amounts of spares inventory maintained at foreign locations (less than 1% of the Company's assets), all assets are maintained within the United States.

        Net Sales and Contract Revenues

	2002		2001		2000
	(Dollars in thousands)
Domestic	$45,932	70%	$31,958	47%	$27,582	45%
Export	$19,464	30%	$35,416	53%	$33,314	55%

Net Sales and Contract Revenues	$65,396	100%	$67,374	100%	$60,896	100%
Percent of Export Revenue by Major Region:
Middle East & Africa	59.0%		66.5%		48.7%
Europe	28.1		13.8		5.7
Mexico	7.7		6.9		38.1
Pacific Rim	4.4		12.7		4.1
All Other	0.8		0.1		3.4

ITEM 2. PROPERTIES

        The Company's executive offices and its research, manufacturing and warehouse facilities are located in Billerica, Massachusetts and Santa Clara, California. In Billerica, the Company occupies 118,300 square feet of space in a 160,000 square foot single-story, concrete and brick building owned by an unaffiliated real estate limited partnership. The remaining space is currently unoccupied and is available for lease from the building owner. The Company occupies the space under a long-term lease with a ten-year initial term that commenced March 1, 1995, and a one (1) ten-year optional extension term. In October 1999, the Company leased an additional 56,000 square feet of manufacturing and office space in an office park near the main office. This lease has a term of five years. In addition, the Company maintains 12,700 square feet of separate manufacturing and office space which was previously sub-leased to an unaffiliated company. The facilities are currently utilized on a one-shift basis. The Company can add additional capacity by adding second and third shifts if necessary.

        In August 1998, the Company established the High Energy Systems ("HES") division. Located in Santa Clara, California, HES leases 11,700 square feet of manufacturing, research and office space. The original lease had a term of three years that commenced on August 18, 1998. In August 2001, the Company exercised a one-year extension option to this lease, which is cancelable with three-months notice. The Company's facilities are currently utilized on a one-shift basis. The Company can add additional capacity by adding second and third shifts if necessary.

ITEM 3. LEGAL PROCEEDINGS

        The United States Court of Appeals for the Federal Circuit in Washington, D.C., in a decision issued December 29, 1999, ruled that American Science and Engineering may pursue a patent infringement claim against Vivid Technologies ("Vivid") which produces X-ray detection devices used in baggage scanning equipment. The Appeals Court overturned a 1998 decision in Vivid's favor by the Massachusetts Federal District Court. The lawsuit, filed by Vivid Technologies in May 1996, concerned whether Vivid's X-ray detection devices infringed on AS&E's patent. The District Court had ruled that AS&E could not assert a claim that Vivid's devices infringed on AS&E's patent. The Appeals Court also reversed the district court's finding on summary judgment that Vivid did not infringe on AS&E's patent, as well as the district court's denial of AS&E's request for discovery to oppose Vivid's summary judgment motion. Discovery is now proceeding.

        In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. ("EG&G") in U.S. District Court in Boston, Massachusetts alleging that EG&G infringed upon at least two patents owned by the Company and that EG&G had misappropriated certain trade secrets of the Company. In February 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to the Company's MobileSearch™ X-ray inspection system. In May 1999, the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting further performance of the contested contract and preventing EG&G from utilizing the Company's trade secrets. In August 1999, the Court issued a ruling denying the request for the preliminary injunction. In December 1999, EG&G filed a Motion for Summary Judgment that EG&G did not misappropriate the Company's trade secrets and in March 2000 EG&G filed a Motion for Summary Judgment that EG&G did not infringe the Company's patents. In February 2001 the Court denied EG&G's and the Company's motions for Summary Judgment. The Company is continuing to pursue its claims against EG&G, but the suit against U.S. Customs Service has been dismissed.

        In a related matter, EG&G has filed a request with the U.S. Patent and Trademark Office ("USPTO") for reexamination of the two patents that currently are at issue in the patent infringement action described above. The Company filed oppositions to the re-examination requests and was advised by the USPTO on November 21, 2000 that the Company's MobileSearch X-ray inspection patent was upheld in all material respects. The Company has also been advised by the USPTO that the Company's patent on its Z® Backscatter X-ray inspection technology was upheld in all material respects on January 30, 2001.

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

        The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on its financial condition or results of operations.

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is listed on the American Stock Exchange (ticker symbol: ASE). The market price range for the Common Stock for the last two fiscal years follows:

Fiscal Year	Quarter Ended	High	Low
2002	March 31, 2002	$18.10	$13.75
	December 31, 2001	25.20	17.10
	September 30, 2001	15.25	5.70
	June 30, 2001	6.35	5.50
2001	March 31, 2001	6.23	4.95
	December 31, 2000	5.50	4.13
	September 30, 2000	7.25	5.75
	June 30, 2000	6.25	4.50

        As of May 21, 2002, there were approximately 1,038 holders of record of the Company's Common Stock.

        No cash dividends have been declared in the two most recent fiscal years and the Board of Directors does not contemplate paying any dividends in the immediate future.

        The Company's credit facility restricts the payment of dividends (except in shares of the Company's stock) without consent of the bank.

Equity Compensation Plan Information

        The following table provides the information about the Company's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of March 31, 2002. The Company has the following stock option plans outstanding as of March 31, 2002: 1993, 1994-1995 and 1996 Stock Option Plan for Non-employee Directors; two CEO Employment

Agreement Plans; 1995 Combination Plan; 1997 and 1998 Non-Qualified Option Plan; 1994-95 Stock Option Plan for New Employees, a 1999 Combination Plan, and a 2000 Combination Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of March 31, 2002	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2002 (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans	10,000 (1)	$6.38 (1)	— (1)
approved by security holders	171,050 (2)	$9.33 (2)	26,766 (2)
	398,800 (3)	$7.72 (3)	113,433 (3)
	297,458 (4)	$9.77 (4)	44,683 (4)

Equity compensation plans not	32,000 (5)	$7.25 (5)	— (5)
approved by security holders	47,150 (6)	$6.19 (6)	— (6)
	126,000 (7)	$10.35 (7)	95,833 (7)
	167,200 (8)	$9.28 (8)	4,550 (8)
	206,999 (9)	$10.42 (9)	32,350 (9)
	283,000(10)	$11.95(10)	10,000(10)

Total	1,739,657	$9.50	327,615

(1)
1993 Plan for New Non-Employee Directors

(2)
1995 Combination Plan

(3)
1999 Combination Plan

(4)
2000 Combination Plan

(5)
1994-1995 Plan for New Employees

(6)
1994-1995 Plan for Non-Employee Directors

(7)
1996 Plan for Non-Employee Directors

(8)
1997 Non-Qualified Option Plan

(9)
1998 Non-Qualified Option Plan

(10)
1996 and 1999 Employment Agreements between the Company and the Chief Executive Officer

        In addition, the Company has a common stock installment purchase plan under which the Board of Directors may grant key personnel the right to purchase shares of the Company's common stock at fair market value and to pay the purchase price in twelve equal monthly installments. As of March 31, 2002, no shares have been reserved or granted under this plan.

        The Company has instituted two common stock purchase plans. The Executive Equity Incentive Plan allows an executive officer of the Company to buy original issue Company common stock in any dollar amount up to the gross amount of the annual bonus granted to the Officer and to receive half the number of shares purchased in restricted stock which vests after 3 years. If the employee leaves the Company prior to 3 years then the shares revert back to the Company. As of both March 31, 2002 and 2001, 2,251 shares have been reserved and restricted under this plan. The Reload Option Plan allows any eligible employee designated by the Board of Directors to receive new stock options (at an exercise price equal to the fair market value of the common stock on the date of sale of the stock by the employee) for every share of Company common stock sold or used to exercise stock options.

ITEM 6. SELECTED FINANCIAL DATA

Fiscal Year	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Net sales and contract revenues	$65,396	$67,374	$60,896	$57,295	$32,699
Net income/(loss)	(4,512)	660	1,459	2,045	4,661
Income/(loss) per share—diluted	(0.87)	0.13	0.29	0.40	0.95
Total assets	50,241	44,310	38,205	30,204	25,993
Obligations under capital leases	—	—	16	40	42
Stockholders' investment	23,129	22,634	21,375	19,347	16,084
Book value per share	4.17	4.52	4.31	3.97	3.39

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2002 Compared to 2001

Overview

        Net sales and contract revenues for fiscal 2002 decreased by 3% to $65,396,000 versus fiscal 2001 net sales and contract revenues of $67,374,000. The Company had a loss before taxes of $4,512,000 compared to $805,000 in income before taxes in the previous year. Net loss for fiscal 2002 was $4,512,000 ($0.87 per share, on a diluted basis) as compared to income of $660,000 ($0.13 per share, on a diluted basis) in fiscal 2001. Backlog at March 31, 2002 was $40,735,000, a 1% increase from the backlog reported at the previous fiscal year end.

        Changes in Financial Condition    Cash and cash equivalents at year-end increased by $6,385,000 to $7,591,000, compared to $1,206,000 in 2001. Accounts receivable decreased by $2,510,000 from the prior year due to the timing of milestone billings on fixed price contracts and comparatively lower fourth quarter revenues from fiscal 2001. Unbilled costs and fees decreased by $3,451,000 due to milestones achieved on certain contracts. Inventories increased by $7,014,000 due to additional purchases made for current production and increased finished goods on hand at the end of fiscal 2002. Customer deposits increased by $2,983,000 due to milestones achieved on certain long-term contracts. The Company's borrowings under its line of credit increased by $3,300,000 due to additional borrowings to primarily support working capital needs.

        Results of Operations    Net sales and contract revenues decreased by $1,978,000 or 3% during fiscal year 2002. The decrease in revenues was due primarily to a decline in sales of CargoSearch systems which had been experiencing declines prior to September 11th and has experienced additional procurement delays as government agencies (both U.S. and foreign) determine the best security solution and budgets for security in the post-September 11th environment. In contrast, ParcelSearch experienced an immediate increase in demand following September 11th which resulted in higher ParcelSearch system sales in the third and fourth fiscal quarters and for the year. In addition, aftermarket field services experienced increased revenues compared to fiscal 2001 due to an increased installed base and certain system upgrade projects delivered. The Company earned $635,000 in contract research and engineering revenues in fiscal 2002. There were no contract research and engineering revenues in fiscal 2001.

        Cost of sales and contracts in fiscal 2002 of $49,357,000 was $1,798,000 lower than the previous year primarily due to the decreased system revenues. Cost of sales and contracts represented 75% of revenues during fiscal 2002, compared to 76% in fiscal 2001. This percentage decrease in the cost of sales was due to a shift in product mix as ParcelSearch sales, a higher margin product line, made up a greater percentage of the overall revenues in fiscal 2002.

        Selling, general and administrative expenses of $12,753,000 were $3,065,000 higher than the previous year and represented 20% of revenues, compared to 14% in fiscal 2001. The increased spending level was primarily due to the significant legal expenses incurred during the year related to the Heimann litigation (see Item 3—Legal Proceedings) and increased personnel, financing and insurance related costs.

        Company funded research and development spending increased to $7,136,000 in fiscal 2002, a 41% increase compared to the $5,060,000 in spending in fiscal 2001. Research and development spending in fiscal 2002 and fiscal 2001 was 11% and 8% of revenues, respectively. The Company invested significantly in research and development spending in fiscal 2002 in development of new products and product enhancements, most notably its Shaped Energy technology, as well as product upgrades to improve manufacturability to meet anticipated post-September 11th increased demand and to address vendor obsolescence issues.

        Other expenses decreased $4,000 in the year to $662,000 in fiscal 2002 as increased borrowings under the Company's line of credit were offset by decreased interest rates during the year.

        The Company experienced pre-tax operating losses in the current year as it invested in infrastructure and research and development projects in anticipation of increased demand which did not occur in all product lines. The Company has reviewed its deferred tax assets as a whole for realizability over the next three to five years in light of the uncertain and variable demand seen and has recorded a valuation reserve against its deferred tax asset to bring this asset to an amount which is more likely than not to be realized.

        The Company recorded a net loss of $4,512,000 for fiscal year 2002 as compared to income of $660,000 in the previous year.

2001 Compared to 2000

Overview

        Net sales and contract revenues for fiscal 2001 increased by 11% to $67,374,000 versus fiscal 2000 net sales and contract revenues of $60,896,000. The Company had income before taxes of $805,000, an increase of 73% compared to $466,000 income before taxes in the previous year. Net income for fiscal 2001 was $660,000 ($.13 per share, on a diluted basis) as compared to $1,459,000 ($.29 per share, on a diluted basis) in fiscal 2000. Backlog at March 31, 2001 was $40,150,000, a 58% increase from the backlog reported at the previous fiscal year end.

        Changes in Financial Condition    Cash and cash equivalents at year-end decreased by $40,000 to $1,206,000, compared to $1,246,000 in 2000. Accounts receivable increased by $3,450,000 from the prior year due to the increased shipments made during the fourth quarter of fiscal 2001. Unbilled costs and fees decreased by $210,000 due to the timing of milestones invoiced on several contracts. Inventories increased by $3,553,000 due to additional purchases made on systems in progress and increased spares requirements. Customer deposits decreased by $317,000 due to progress made on certain long-term contracts. The Company's borrowings under its line of credit increased by $2,019,000 due to additional borrowings to primarily support working capital needs.

        Results of Operations    Net sales and contract revenues increased by $6,478,000 or 11% during fiscal year 2001 attributable to increased CargoSearch systems sales. There were no contract research and engineering revenues earned in fiscal 2001, a $416,000 decline from the prior year.

        Cost of sales and contracts in fiscal 2001 of $51,155,000 was $7,439,000 higher than the previous year primarily due to increased equipment sales and performance on several contracts. Cost of sales and contracts represented 76% of revenues during fiscal 2001, compared to 72% in fiscal 2000. This percentage increase in the cost of sales was due to a shift in product mix, delays encountered and cost overruns on systems projects, continued investments in global technical support capabilities and the introduction of new or enhanced products in response to growing domestic and international demand.

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

Liquidity and Capital Resources

        Cash and cash equivalents were $7,591,000 at March 31, 2002 as compared to $1,206,000 at March 31, 2001. Cash used for operating activities of $260,000 was attributable primarily to increases in accounts receivable and inventory balances offset by increases in customer deposits and a decrease in unbilled costs and fees.

        Fiscal 2002 capital expenditures totaled $1,109,000. This represents a decrease of 17%, or $233,000, from the prior year capital expenditures of $1,342,000. Capital expenditures were comprised primarily of investments in demo and test equipment, information technology, and furniture and fixtures.

        On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. Net proceeds to the Company approximated $18.4 million. In addition, warrants to purchase additional 295,475 shares of common stock at a price of $23.52 were issued. These warrants have a five-year life, expiring in May 2007. Historically, the Company has funded it operations and capital expenditures with cash generated by operations, including deposits from customers on long-term projects, or from lines of credit available to the Company. In addition, in fiscal 2002, the Company received $3,814,000 in proceeds from the exercise of stock options. The proceeds from this private placement offering will be utilized for general corporate purposes including debt repayment, capital expenditures, investments in product development and working capital needs. The Company believes that the proceeds from this offering, along with its cash flows from operations, are sufficient to meet the current and foreseeable operating requirements of the Company's business.

        On November 30, 2000, the Company signed two new credit agreements with HSBC Bank USA ("HSBC"). The first agreement is for a $10.0 million domestic revolving credit facility to support the Company's routine working capital and standby letter of credit needs. The second is a $30.0 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company's overseas contract, trade finance and working capital needs. On February 14, 2002, these credit agreements were amended to increase the domestic revolving credit facility to $20,000,000 and to reduce the export credit facility to $20,000,000 in anticipation of higher domestic demand. The domestic credit facility as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 85% of eligible domestic accounts receivable plus the lower of (i) 40% of eligible inventory; or (ii) $5.0 million, or; (b) $20.0 million. The export credit and security agreement as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 90% of eligible international billed and unbilled accounts; or (b) $20.0 million. The agreements expire on November 30, 2002. The credit facility bears an interest rate of the HSBC Bank USA prime rate or LIBOR plus 2.0% at the Company's option (4.75% at March 31, 2002). At the end of fiscal 2002, $9.3 million in borrowings were outstanding and $3.8 million in standby letters of credit were in effect against this credit facility. As noted above, subsequent to year end, the Company received $18.4 million net proceeds from a private placement offering of securities which will be utilized to pay down outstanding debt under the Company's domestic revolving credit facility. The credit agreements are collateralized by certain assets of the Company, and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, encumbrances of assets, and loans that can be made to officers, and requires the maintenance of certain financial covenants. As of March 31, 2002, the Company was not in compliance with the tangible net worth and cashflow coverage ratio covenants, but has obtained a waiver from the bank for this non-compliance for the year end. With the receipt of the proceeds from the private placement offering of securities, the Company expects that it will be in compliance with its tangible net worth covenant at the end of the first quarter and throughout fiscal 2003. However, the cash flow coverage ratio covenant is a four quarter trailing requirement and, as a result of losses in prior quarters, the Company does not anticipate being in compliance with this covenant at the end of the first or second quarter of fiscal 2003. The Company will request waivers of this covenant as required at each quarter end. To the extent the Company is unable to obtain such waivers, HSBC could terminate the Company's domestic revolving credit and export credit facilities. In addition, the current credit agreements expire in November 2002 and there can be no assurance that HSBC will renew the credit agreements or that alternative financing can be obtained. As discussed above, the Company intends to utilize a portion of the net proceeds received from the private placement in May 2002 to pay off the amounts outstanding (approximately $9.3 million as of May 31, 2002) under the domestic credit facilities and management believes the Company's working capital requirements through March 31, 2003 can be met without the line of credit. In addition, to the extent the Company's credit facility is terminated, it would preclude the Company from obtaining financing through its current secure export credit and security agreement that could negatively impact the Company's ability to support international sales. However, management believes the Company's planned level of sales in 2003 can be achieved without access to export credit.

        Purchase Commitments:    In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. Certain sole source vendors or vendors producing custom material require significant lead times from order to delivery of their material. In response to the expected increased demand subsequent to September 11th, the Company entered into certain purchase commitments with key suppliers for this long-lead material. Certain of these purchase orders related to these vendors contain cancellation clauses requiring the Company to pay for a portion or all of the work in process upon cancellation of an order or to purchase a certain minimum quantities of material by a future date. Should the demand for the Company's products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges that could be material to the Company's results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

Critical Accounting Policies

        The Company considers certain accounting policies related to revenue recognition, the valuation of deferred tax assets, inventories and the valuation of inventories to be critical policies due to the estimation processes involved in each.

        Revenue recognition.    The Company derives a significant portion of its revenue from fixed-price contracts, which require the accurate estimation of the cost, and scope of each contract. Revenue and the related costs for these projects are recognized using percentage of completion accounting, generally using a total costs method to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If the Company does not accurately estimate the resources required or the costs to be incurred under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

        The Company recognizes other product revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

        The Company's products are generally covered by a warranty for a one-year period. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased gross profit.

        Valuation of deferred tax assets.    At March 31, 2002, the Company had $3.3 million of net current and non-current deferred tax assets, net of a valuation allowance of approximately $2,739,000. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for valuation allowances quarterly.

        Inventories and Related Allowance for Obsolete and Excess Inventory.    Inventories are valued at the lower of cost or net realizable value on a first-in, first-out method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand over the next twelve to eighteen months. As demonstrated during 2002, demand for products can fluctuate significantly. A significant increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory were determined to be overvalued, the Company would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

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

The Company's reliance on a small number of customers for a large portion of its revenues could harm its business and prospects.

        The Company's business is heavily dependent on sales to a small number of customers, which include agencies of the United States government. During fiscal 2002, five customers accounted for 62% of the Company's total revenues and during fiscal 2001, three customers accounted for 55% of total revenues. During fiscal 2002, the Company's largest customer, the U.S. Customs Service, an agency of the United States government, accounted for approximately 28% of total revenues. In general, the Company's government contracts may be terminated at the government's discretion. The termination of the Company's relationship with one or more of its significant customers or the reduction or delay of orders of its systems by these customers would substantially reduce the Company's revenues and its business and prospects may be harmed.

The Company conducts its business worldwide, which exposes it to a number of difficulties in coordinating its international activities and dealing with multiple regulatory environments.

        The Company's international business, including sales to foreign governments, accounted for approximately 30%, 53% and 55% of its net revenues for the fiscal years ended March 31, 2002, March 31, 2001 and March 31, 2000, respectively. The Company anticipates that international sales will continue to account for a significant percentage of its revenues for the foreseeable future. As a result of the Company's worldwide business operations, it is subject to various risks, including:

  •
  international regulatory requirements and policy changes;

  •
  lengthy sales cycles;

  •
  longer payment cycles of foreign customers;

  •
  difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;

  •
  difficulties in staffing and managing foreign operations;

  •
  political and economic changes and disruptions;

  •
  favoritism towards local suppliers;

  •
  governmental currency controls;

  •
  currency exchange rate fluctuations; and

  •
  tariff regulations.

        Although the Company's international sales have been denominated primarily in U.S. dollars, changes in currency exchange rates that increase the relative value of the U.S. dollar may make it more difficult for the Company to compete with foreign manufacturers on price or otherwise have a material adverse effect on its sales and operating results.

The September 11, 2001 terrorist attacks have increased financial expectations that may not materialize.

        Following the September 11, 2001 terrorist attacks, the United States government made it a national priority to increase security in airports, high-threat federal facilities, U.S. military bases, and seaports and borders. The efforts of the United States government to revamp security in the United States have created increased interest in the Company's X-ray inspection products. The Company is uncertain whether the level of demand for its products will be as high as anticipated. The Company is uncertain what solutions, if any, ultimately will be adopted and implemented by the United States government and other international entities to combat terrorism and whether the Company's products will be a part of the solution. Even if the Company's products are considered as part of the security solution, it is unclear what level the Company will be involved and how quickly funding to purchase its products may be made available. The Company may incur non-recoverable expenditures in anticipation of future demand for its products that may not materialize. All of these factors may adversely impact the Company's operations and create unpredictability in its revenues and operating results.

The Company's lengthy sales cycle requires it to incur significant expenses with no assurance that it will generate revenue or recover such expenses.

        A substantial portion of the Company's sales depends in significant part upon the decision of governmental agencies to upgrade or expand security at border crossing inspection sites, existing airports, seaports and other facilities. Accordingly, a portion of the Company's product sales is subject to delays associated with the lengthy approval processes that often accompany such capital expenditures. During these approval periods, the Company expends significant financial and managerial resources in anticipation of future orders that may not occur. If the Company fails to receive an order after expending these resources, it may be unable to generate sufficient revenue to recover the costs incurred and its business and prospects may be harmed.

The Company's business is dependent upon governmental policies and appropriations.

        The Company's largest customers are governmental agencies and demand for its products is dependent upon national priorities and governmental initiatives. These priorities and initiatives are subject to change from time to time in response to the economic and political environment. The Company is also exposed to the United States budget approval and appropriation cycle, which may be subject to significant and unpredictable delays. If demand for the Company's products is reduced because of a change in economic or political conditions or if there are delays in receiving governmental approvals and appropriations, sales of the Company's products may be adversely affected and its business and prospects may be harmed.

The Company's products may not obtain all of the required foreign and domestic governmental approvals.

        Some of the Company's X-ray inspection products require the approval and certification of the U.S. Federal Aviation Administration (the "FAA"), and other U.S. Government agencies, and may require from time to time, the approval of foreign government agencies. There can be no assurance that the Company's X-ray inspection systems will obtain all of the approvals required by the FAA or other agencies, or that even if such approvals are obtained, demand or sales for the Company's X-ray inspection systems will increase.

Changes in governmental regulations may reduce demand for the Company's products or increase its expenses.

        The Company competes in markets in which the Company or its customers must comply with federal, state, local and foreign regulations, such as health and safety and FAA regulations. The Company develops, configures and markets its products to meet its customers' needs created by these regulations. Any significant change in these regulations could reduce demand for the Company's products or increase its costs to comply with new regulations, both of which may adversely affect its operating results.

The Company's reliance on one or only a limited number of suppliers for some key components for its products could harm its business and prospects.

        The Company relies on one or only a limited number of suppliers for some key components for its products. In particular, the Company currently obtains some of its X-ray tubes and related control devices from two sole source suppliers. The Company also relies on sole source suppliers for the assembly of proprietary circuit boards. While the Company has long-term supply contracts with a few of its sole source suppliers, it generally purchases these materials on a purchase order basis and does not carry significant inventories of these materials. The Company's reliance on sole or limited supply sources reduces its control over timely delivery, price increases, reliability, and quality of critical components. Obtaining alternative sources of supply of these key components could involve significant delays and other costs, and may not be available to the Company on reasonable terms, if at all. If the Company changes any of its suppliers, the potential new supplier would be required to go through a qualification process, creating potential delays or reductions in product shipments. The failure of any supplier to provide quality and timely components at an acceptable price, or an interruption of supplies from such a supplier could result in lost or deferred sales, which would harm the Company's business and prospects.

Fluctuations in the Company's quarterly operating results may cause its stock price to decline.

        Given the nature of the markets in which the Company participates, it cannot reliably predict future revenue and profitability. A high proportion of the Company's costs are fixed, due in part to its significant sales, research and development, and manufacturing costs. As a result of its fixed costs, small declines in revenue could disproportionately affect the Company's operating results in a quarter. Factors that may affect the Company's quarterly operating results and the market price of its Common Stock include:

  •
  demand for and market acceptance of its X-ray inspection systems;

  •
  changes in political agendas or national priorities;

  •
  adverse changes in the level of economic activity in regions in which the Company does business;

  •
  adverse changes in industries on which the Company is particularly dependent;

  •
  competitive pressures resulting in lower selling prices for its products;

  •
  changes in the portions of its revenue represented by its various products and customers;

  •
  delays or problems in the introduction of new products;

  •
  the Company's competitors' announcement or introduction of new products, services or technological innovations;

  •
  variations in the Company's product mix;

  •
  the timing and amount of the Company's expenditures in anticipation of future sales;

  •
  increased costs of raw materials or supplies; and

  •
  changes in the volume or timing of product orders.

The Company could incur substantial costs as a result of product liability claims and adverse publicity if its X-ray inspection systems fail to detect bombs, explosives, weapons, contraband or other threats to personal safety.

        If the Company's X-ray inspection systems fail to detect the presence of bombs, explosives, weapons, contraband or other threats to personal safety, the Company could be subject to product liability claims and negative publicity, which could result in increased costs, reduced sales, and a decline in the market price of the Company's Common Stock. There are many factors beyond the Company's control that could result in the failure of its products to detect the presence of bombs, explosives, weapons, contraband or other threats to personal safety. Examples of these factors include operator error or misuse of or malfunction of its equipment. The failure of the Company's systems to detect the presence of these dangerous materials may lead to personal injury, loss of life, and extensive property damage and resulting claims against the Company.

The Company's insurance may be insufficient to protect it from product liability claims.

        The Company's product liability, umbrella liability, and special aircraft products liability insurance may be insufficient to protect it from product liability claims. Moreover, there is a risk that product liability insurance will not continue to be available to the Company at a reasonable cost, if at all. If liability claims exceed the Company's current or available insurance coverage, its business and prospects may be harmed. Regardless of the adequacy of the Company's product liability insurance protection, any significant claim may have an adverse affect on its industry and market reputation, leading to a substantial decrease in demand for its products and reduced revenues.

The Company may not be able to fund its research and development activities.

        The Company generates funds for its research and development activities from operations, private sources and the government. The Company may be unable to generate the funds necessary to support its research and development activities if it does not generate sufficient funds from operations, other potential private sources, or the government. The Company may not successfully compete with other companies and research institutions for government funding and funding from other private sources. Additionally, government-funding priorities are subject to frequent changes. For example, in fiscal 2002 and 2000, the Company earned $635,000 and $416,000, respectively, for government-sponsored research and development. In fiscal 2001 the Company did not receive any funds to conduct government-sponsored research and development. There is no guarantee that the Company will receive funds from government-sponsored research in the future. If the Company is unable to fund its research and development activities through its operations or from outside sources, the Company may be unable to continue to innovate or bring its innovations to market on a timely or cost effective basis, or its innovations may be surpassed by other competitors or new technologies.

The Company's success depends on new product development.

        The Company's continuing research and development program is designed to develop new products and to enhance and improve its current products. The Company plans to expend significant resources on the development of its new products. The successful development of its products and product enhancements is subject to numerous risks, both known and unknown, including:

  •
  unanticipated delays;

  •
  access to capital;

  •
  budget overruns;

  •
  technical problems; and

  •
  other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of new products and product enhancements, including, for example, changes requested or required by governmental and regulatory agencies.

        Given the uncertainties inherent with product development and introduction of X-ray inspection systems, the Company cannot assure that its product development efforts will be successful on a timely basis or within budget, if at all. The Company's failure to develop new products and product enhancements on a timely basis or within budget would harm its business and prospects.

The Company's success depends upon its ability to adapt to rapid changes in technology and customer requirements.

        The market for the Company's products has been characterized by rapid technological changes, frequent product introductions and evolving industry standards and customer requirements. The Company believes that these trends will continue into the foreseeable future. The Company's success will depend, in part, upon its ability to enhance its existing products, successfully develop new products that meet changing customer and regulatory requirements and gain market acceptance. If the Company fails to do so, its products may be rendered obsolete or uncompetitive by new industry standards or changing technology, in which case its revenue and operating results would suffer. In developing any new product, the Company may be required to make a substantial investment before it can determine the commercial viability of the new product. If the Company fails to accurately foresee its customers' needs and future activities, it may invest heavily in research and development of products that do not lead to significant revenue.

The Company may not be able to compete successfully.

        A number of companies have developed products that compete with the Company's X-ray inspection products. Many of the Company's competitors are larger and have greater financial resources than it does. Some of its competitors have more extensive research, marketing and manufacturing capabilities and greater technical and personnel resources than the Company does, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. The Company's failure to compete successfully could decrease demand for its products or make its products obsolete.

        In the inspection systems market, competition is based primarily on the following factors:

  •
  product performance, functionality and quality;

  •
  the overall costs of the system;

  •
  prior customer relationships;

  •
  technological capabilities of the product;

  •
  price;

  •
  certification by government authorities;

  •
  local market presence; and

  •
  breadth of sales and service organization.

        To remain competitive, the Company must develop new products and periodically enhance its existing products in a timely manner. The Company anticipates that it may have to adjust the prices of some of its products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

The Company's business could be harmed if it is unable to protect its intellectual property.

        The Company relies primarily on a combination of trade secrets, patents, copyrights, trademarks, licensing arrangements and confidentiality procedures to protect its technology. Despite its precautions, the steps the Company has taken to protect its technology may be inadequate. Existing trade secret, patent, trademark and copyright laws offer only limited protection. The Company's patents could be invalidated or circumvented. The laws of some foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect its products or intellectual property rights to the same extent as do the laws of the United States. This may make the possibility of piracy of the Company's technology and products more likely. The Company cannot assure that the steps it has taken to protect its intellectual property will be adequate to prevent misappropriation of its technology. The Company's business could be harmed if it is unable to protect its intellectual property.

The Company's business may be materially and adversely affected by infringement claims initiated by the Company or its competitors.

        Initiating or defending against the enforcement of the Company's intellectual property rights may result in significant, protracted, and costly litigation. The Company was previously involved in civil litigation filed by a competitor seeking a declaratory judgment that the competitor's product did not infringe upon certain of the Company's patents. The Company was successful in that action. The Company is currently involved in a civil action filed by the Company against a competitor alleging patent infringement and misappropriation of trade secrets. The Company expects intellectual property disputes to be an ordinary part of its business for the foreseeable future. The Company may initiate claims or litigation against third parties for infringement of its intellectual property rights, or to establish the validity of its property rights. There can be no assurance that the Company will prevail in any such action. Litigation by or against the Company could result in significant expense to it and divert the efforts of technical and management personnel, whether or not such litigation results in a favorable outcome for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes, or obtain licenses for the infringing technology. If a license were required, the Company cannot assure that it would be able to obtain one on commercially reasonable terms, if at all. The Company cannot assure that it will be successful in developing non-infringing technology or that the cost or time required to develop such technology will be reasonable.

The Company's future success will depend on the continued services of its key personnel.

        The loss of any of the Company's executive officers or key research and development personnel, could harm its business and prospects. The Company's success also depends upon its ability to attract and retain other qualified managerial and technical personnel. Competition for such personnel, particularly software engineers and other technical personnel, is intense. The Company may be unable to attract and retain all personnel necessary for the development of its business. In particular, the Company is dependent upon the services of Ralph Sheridan, its President and Chief Executive Officer. The Company has an employment agreement with Mr. Sheridan, which expires in September 2002. The loss of Mr. Sheridan's services could harm the Company's business and prospects.

        The market for skilled employees is highly competitive, especially for employees in technical fields. While the Company's compensation programs are intended to attract and retain the employees required for it to be successful, there can be no assurance that the Company will be able to retain the services of all of its key employees or a sufficient number to execute on its plans, nor can there be any assurances that the Company will be able to continue to attract new employees as required.

Future sales of the Company's common stock by existing stockholders could depress the market price of the Company's common stock.

        Substantially all of the Company's outstanding shares of common stock are freely tradable without restriction or further registration. Affiliates must sell all shares they own in compliance with the volume and other requirements of Rule 144, except for the holding period requirements. Nevertheless, sales of substantial amounts of common stock by the Company's stockholders, or even the potential for such sales, may cause the market price of the Company's common stock to decline and could impair the Company's ability to raise capital through the sale of the Company's equity securities.

Existing external financing may not be sufficient to satisfy short-term cash requirements or may not be available in the future.

        The Company may require additional capital to finance continuing operations. The Company cannot assure that operations will continue to be profitable, that it will generate levels of revenues and cash flows sufficient to fund operations, or, if necessary, that the Company will be able to obtain additional financing on satisfactory terms, if at all. Any existing financing arrangements may not be sufficient to meet the Company's cash needs or may not be available in the future, or, if available, at a cost which the Company believes is reasonable.

The volatility of the Company's stock price could adversely affect an investment in the Company's common stock.

        The market price of the Company's common stock has been, and may continue to be, highly volatile. The Company believes that a variety of factors could cause the price of the Company's common stock to fluctuate, perhaps substantially, including:

  •
  announcements of developments related to the Company's business, including announcements of certification by the FAA or other regulatory authorities of the Company or its competitors' products;

  •
  quarterly fluctuations in the Company's actual or anticipated operating results and order levels;

  •
  general conditions in the worldwide economy;

  •
  announcements of technological innovations;

  •
  new products or product enhancements by the Company or its competitors;

  •
  developments in patents or other intellectual property rights and litigation; and

  •
  developments in the Company's relationships with its customers and suppliers.

        In addition, in recent years the stock market in general and the markets for shares of small capitalization and "high-tech" companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the Company's common stock.

Provisions in the Company's articles of organization and the Company's shareholder rights plan may have the effect of discouraging advantageous offers for the Company's business or common stock and limit the price that investors might be willing to pay in the future for shares of the Company's common stock.

        Provisions in the Company's articles of organization and the Company's stockholder purchase rights plan may have the effect of discouraging or preventing a change in control. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's common stock.

The Company does not plan to pay dividends on its common stock.

        The Company has not declared or paid a cash dividend on its common stock in recent years and it does not expect to declare or pay any cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, in order to expand its operations. Investors should not rely on dividends from the common stock as a possible source of income.

ITEM 7(A). QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 31, 2002, the Company had $9.3 million of variable rate debt outstanding with a weighted average variable interest rate of 5.7%. If the weighted average variable interest rate on our variable rate debt had increased by 1%, such increase would have had a negative impact on our net loss for the year ended March 31, 2002 of approximately $83,000. See Note 3 of Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers of the Company as of May 31, 2002.

Name	Age	Positions and Offices of Company Held	Date Assumed Each Position
DIRECTORS
William E. Odom	69	Director Chairman	September 1996 September 1998
Roger P. Heinisch	64	Director	August 1999
Hamilton W. Helmer	55	Director	February 1993
Donald J. McCarren	62	Director	February 1993
Ralph S. Sheridan	52	Director President & CEO	January 1994 September 1993
Carl W. Vogt	66	Director	June 1997
EXECUTIVE OFFICERS (Who are not also Directors)
William L. Adams	69	Vice President, Chief Engineer	September 1998
Joseph Callerame	52	Vice President, Technology Chief Technology Officer	June 1998
Reed Clark	53	Vice President, International Sales	July 2001
Ralph G. Foose	58	Vice President, Operations	September 1999
Edwin L. Lewis	56	Vice President, General Counsel and Clerk	March 2000
Richard Mastronardi	54	Vice President, Field Operations	September 2000
Andrew Morrison	50	Vice President, Chief Financial Officer	June 2001

        All Directors and Executive Officers hold office until the next annual meeting of Stockholders and until their successors are duly elected and qualified. No family relationship exists between any of the listed Directors and Executive Officers.

        General William E. Odom is the Director of National Security Studies for the Hudson Institute in Washington, D.C. and an adjunct Professor in the Department of Political Science at Yale University. Prior to joining the Hudson Institute in 1988, General Odom spent 34 years as an officer in the United States Army, retiring with the rank of Lieutenant General. While on active duty, General Odom served as Director of the National Security Agency for three years, Assistant Chief of Staff for Intelligence for the Department of the Army for four years and Military Assistant to the President's National Security Advisor for four years. General Odom received his B.S. degree from West Point and Masters and Ph.D. degrees from Columbia University. General Odom is on the Board of Directors of V-ONE Corporation of Rockville, Maryland and the Institute for the Study of Diplomacy at Georgetown University. General Odom is the author of five books and numerous articles.

        Dr. Roger P. Heinisch joined the Honeywell Corporation in 1968 where he served in various scientific and engineering positions before becoming Director of Research in 1978. In 1980, Dr. Heinisch became the Director of the Systems and Research Center and was named Vice President in 1982. He became Vice President of Honeywell's Flight Systems Operations in 1985. In 1988, Dr. Heinisch was appointed Corporate Vice President of Advanced Technology. In 1990, he became Vice President of Materials and Manufacturing for the Defense Systems Group. When Alliant Techsystems was spun off from Honeywell in 1991, he assumed the position of Vice President,

Engineering with the new company. From 1995 until April of 1997 he also assumed responsibility for Information Systems and Technology at Alliant. Dr. Heinisch holds a B.S., an M.S. and a Ph.D. Dr. Heinisch is a former member of the Army Science Board and has been a member of various Department of Defense review panels and technical boards. Currently, Dr. Heinisch serves on the boards of Third Wave Systems, and Superior Vocabulary. He is currently Chairman of the Board of Theseus Logic, Inc.

        Dr. Hamilton W. Helmer is the Managing Director of Strategy Capital, an investment fund focused on Strategic Arbitrage™, an investment approach that capitalizes on the convergence of market prices of publicly traded equities to the value predicted by Power Dynamics, a proprietary theory of prospective value based on Strategy precepts. Mr. Helmer has been an active business strategist for over twenty years, first with Bain & Company and then with his own firm. His clients have included Adobe, Hewlett-Packard, Mentor Graphics, John Hancock, Raychem and Pinkerton. Mr. Helmer received his Ph.D. in Economics from Yale University in 1978.

        Dr. Donald J. McCarren is President of an early stage; privately held, functional genomic research organization, AlphaGene, Inc. Previously, Dr. McCarren served as President of the National Center for Genome Resources, a non-profit corporation located in Santa Fe, New Mexico, which supports genome projects with expertise in bioinformatics. Prior to assuming that position in 1997, Dr. McCarren was the founder of Tacora Corporation, a medical technology company located in Seattle, Washington. From July 1992 to June 1994, he was President and Chief Operating Officer of ImmunoGen, Inc., a small molecular cancer research and development company located in Cambridge, Massachusetts. Prior to that, Dr. McCarren spent almost nine years at Erbamont N.V. serving as President (1990 to 1992) of the Adria Laboratories Division of Erbamont N.V. in Columbus, Ohio, and Corporate Vice President of Worldwide Marketing and Business Development (1989 to 1990) and Vice President of Far East and Austral-Asian Operations (1986 to 1989). Dr. McCarren spent his earlier career with Abbott International (3 1/2 years), Pfizer International (8 1/2 years), Merck International (2 years) and Warner Lambert (8 1/2 years). Dr. McCarren holds a Ph.D. in Developmental Economics.

        Mr. Ralph S. Sheridan was elected President and Chief Executive Officer of the Company in September 1993, and in January of 1994, he was elected a Director. Prior to joining the Company, Mr. Sheridan ran his own consulting and investment firm, Value Management Corporation, in Waltham, Massachusetts. Prior to that, Mr. Sheridan was President and CEO (1988-1989) and Vice President of Marketing and Operations (1987-1988) of HEC Energy Corp., in Boston, Massachusetts. Before joining HEC, Mr. Sheridan held the position of Vice President of Operations for the Engineered Systems and Controls Group (1984-1986) and Vice President of Corporate Business Development (1981-1984) at Combustion Engineering, Inc. in Stamford, Connecticut. Before this, Mr. Sheridan spent three years with W. R. Grace and five years with Continental Group in a number of jobs of increasing responsibility and scope including business development and international operations. Mr. Sheridan holds a B.S. in Chemistry and an M.B.A., both from Ohio State University. He currently serves as an active member on both the American Electronics Association Board of Directors and the U.S.-Mexico Chamber of Commerce Board of Directors. Mr. Sheridan also holds memberships in the American Chemical Society, the International Society for Optical Engineering, and the World's President Organization.

        Mr. Carl W. Vogt was elected to the Board in June 1997. He is of counsel (formerly a senior partner) in the Washington, D.C. office of the national law firm of Fulbright & Jaworski. Mr. Vogt has been with that firm since 1966, with various periods away from the firm to perform government service. In 1992, he was appointed by President Bush as the Chairman of the National Transportation Safety Board, where he served until 1994. Mr. Vogt earned his bachelor's degree from Williams College and his law degree from the University of Texas Law School.

        Dr. William Adams is President of Adtech Consulting, Inc., a technology and management-consulting firm located in Columbus, Ohio. Dr. Adams joined AS&E in July 1997 as acting Chief Technology Officer. In August 1998 he became the acting Vice President of Operations and he now serves as Chief Engineer. Prior to joining the Company, Dr. Adams spent over thirty years in engineering and general management in process automation firms including AccuRay, Combustion Engineering, and ABB. During this period he held positions as Vice President of Field Service, VP of Engineering, Senior Vice President of Engineering, Manufacturing, and Marketing, and Vice President of Quality. In 1987 Dr. Adams established a process automation joint venture in Russia for Combustion Engineering. Dr. Adams and his wife moved to Moscow in 1991 where he managed the joint venture for ABB after Combustion Engineering was acquired by ABB. Dr. Adams retired from ABB in 1994 and established Adtech Consulting, Inc. Dr. Adams holds a B.S. in Electrical Engineering from Michigan Technological University, a SM in Electrical Engineering from MIT, and a Ph.D. from Purdue University.

        Dr. Joseph Callerame joined the Company in June 1998 as Vice President, Technology, and Chief Technology Officer. Prior to joining AS&E, Dr. Callerame spent over twenty years at Raytheon Company, most recently as Manager, Engineering and Technology Development and Consulting Scientist, at Raytheon Electronic Systems. Prior to that appointment, Dr. Callerame was Deputy General Manager of Raytheon's Corporate Research Division. Dr. Callerame received his B.A. in Physics from Columbia College, and his M.A. and Ph.D., also in Physics, from Harvard University. After receiving his Ph.D. and prior to his employment at Raytheon, Dr. Callerame served as a Post-Doctoral Fellow in Nuclear Physics at M.I.T.

        Mr. Reed O. Clark joined the Company as Vice President, International Sales in July of 2001, to focus primarily on seaport market opportunities. Mr. Clark has extensive experience in building international business in technical and maritime environments. Mr. Clark comes to the Company with over 20 years experience in growing international business and trade markets, with particular emphasis on the seaports market segment. His most recent position was that of Director of Operations and Sales for Bond Communications in Dubai, UAE. He was instrumental in leading a sales force of engineers and technicians in systems integration throughout the Middle East. This followed his successful tenure as President of Inter-America, a trade, logistics, and shipping company, incorporated in California. Mr. Clark has held several executive positions with large international companies (American President Lines and United States Lines) while living and working in the Far East, South Asia, the Middle East, and Europe. Mr. Clark holds a Bachelor of Science in Engineering from the United States Naval Academy, Annapolis, MD.

        Mr. Ralph Foose joined the Company as Vice President of Operations in September 1999 after three years as President and Chief Financial Officer of Sight in Systems, a software manufacturing company. Prior to his work at Sight in Systems, Mr. Foose was President of IRD Mechanalysis where he led a company turnaround. In 1986 Mr. Foose joined Combustion Engineering as President of Taylor Instrument Systems. During his six-year tenure, the company split into two divisions and grew from $20 million in annual sales to $150 million. Early on in his career, Mr. Foose held various technical consulting and managerial positions with Booz-Allen Hamilton, AccuRay Corporation and NASA. Mr. Foose holds a B.S. in Electrical Engineering from Florida Institute of Technology and an M.S. in Computer Science from Ohio State University.

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

        Mr. Richard Mastronardi rejoined the Company in September 2000 as Vice President, Field Operations after having worked with the organization as Senior Vice President and Vice President of Engineering from 1975 through 1987. Prior to rejoining the Company, Mr. Mastronardi was Chief Operating Officer of Adcole Corporation, a manufacturer of satellite-borne sun sensors and precision gages for the automotive industry. Before that, Mr. Mastronardi was Vice President and General Manager of Caprius, Inc., a manufacturer of Medical MRI Systems and spent ten years as Vice President of R&D at Thermo Power Corporation, a Thermo Electron Company. Mr. Mastronardi holds a B.S. in Aeronautical Engineering from Rensselaer Polytechnic Institute and a MBA from Northeastern University.

        Mr. Andrew R. Morrison joined the Company as the Chief Financial Officer in June 2001, after serving as Chief Financial Officer for Digital Goods, an internet company marketing digital content on the Web. This followed his successful tenure as CFO at AAF-McQuay, Inc., a billion dollar HVAC and filtration company with diverse international marketing, distribution and manufacturing. While at AAF-McQuay, he played a key business development role in leading strategic alliances, as well as a number of acquisition and divestiture initiatives. Prior to this, Mr. Morrison held positions with BP Oil Company, Gulf Oil Company and the Chase Manhattan Bank. Mr. Morrison holds a BA in Political Science and Psychology from the University of Rochester and an MBA from the University of Chicago.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires certain persons, including the Company's Directors and Executive Officers, to file initial reports of beneficial ownership of the Company's securities and reports of changes in beneficial ownership with the Securities and Exchange Commission. For fiscal year 2002, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except as follows: (i) an initial report of ownership for Reed O. Clark will be filed late.

ITEM 11. EXECUTIVE COMPENSATION

        The following chart provides information concerning compensation paid by the Company during the year ended March 31, 2002 to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company whose aggregate compensation exceeded $100,000 ("Named Executive Officers").

SUMMARY COMPENSATION

						Long-Term Compen- sation
			Annual Compensation
Name and Principal Position	Fiscal Year					Option Awards(#)	All other Compensation ($)(1)
			Salary($)	Bonus($)
Ralph S. Sheridan President and CEO	2002 2001 2000		270,000 274,710 267,120	— — 172,500	(3)	— — 225,000	1,162,758 4,710 4,058
Joseph Callerame Vice President, CTO	2002 2001 2000		210,000 211,502 211,964	— — 58,500	(4) (5)	20,000 — —	30,417 3,002 2,719
Ralph G. Foose Vice President, Operations	2002 2001 2000	(2)	200,000 206,628 113,846	— — —	(4)	40,000 — 50,000	8,434 10,474 —
Edwin L. Lewis Vice President, General Counsel	2002 2001 2000	(2)	180,000 181,550 12,461	10,000 10,000 —		— 10,000 40,000	3,150 3,100 —
Richard Mastronardi Vice President, Field Operations	2002 2001	(2)	175,000 100,962	— —	(4)	— 30,000	126,078 4,306

(1)
All Other Compensation includes the gain earned on the exercise of non-qualified or incentive stock options, taxable life insurance premiums paid by the Company, and, for Mr. Sheridan, a leased automobile.

(2)
The indicated years were years of partial employment with the Company for the named executive.

(3)
Mr. Sheridan's bonus is paid in respect of "contract years" ending September 30th in each year and is paid in cash.

(4)
The bonus amount for these officers has not been determined for fiscal year 2002.

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

        Under his initial employment contract, Mr. Sheridan purchased 160,000 treasury shares of the Company's Common Stock payable by promissory note. This promissory note was paid in full by Mr. Sheridan in December 2001.

        Mr. Sheridan is entitled to receive the same benefits as other senior executives of the Company, as well as the use of a car.

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

        Each of the Named Executive Officers has an agreement with the Company granting severance payments equal to one year's salary if he is terminated in connection with a change of control of the Company as defined in the agreement. The agreement also provides that if he is terminated for any reason other than "Cause" as defined in the agreement, he will be entitled to receive an amount equal to at least six months salary.

        The following tables provide information concerning the grant of options in fiscal year 2002 to Executive Officers named in the Summary Compensation Table and options exercised by those officers.

OPTION GRANTS IN THE LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
		% of Total Options Granted to All Employees
	Options Granted		Exercise Price ($)	Expiration Date
					5%/year	10%/year
Joseph Callerame	20,000	4.13%	11.35	9/20/2011	142,759	361,780
Ralph G. Foose	40,000	8.26%	12.50	2/11/2012	314,447	796,871

        Mr. Sheridan, Mr. Lewis, and Mr. Mastronardi received no option grants in fiscal 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

			Number of Unexercised Options at Fiscal Year End— March 31, 2002(#)		Value of Unexercised In- The-Money Options at Fiscal Year End— March 31, 2002 ($)
	Shares Acquired on Exercise (#)
		Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ralph S. Sheridan	62,000	1,156,241	433,000	75,000	4,498,000	558,000
Joseph Callerame	3,000	27,895	47,000	20,000	634,500	227,000
Ralph G. Foose	10,000	158,500	27,500	52,500	206,250	593,750
Edwin Lewis	—	—	36,667	13,333	237,919	93,331
Richard Mastronardi	10,000	121,220	5,000	15,000	29,375	88,125

        See Item 5 for additional Equity Compensation Plan information.

Compensation of Directors

        Directors who are also employees of the Company do not receive additional compensation as Directors. Non-Employee Directors receive annual compensation of 2,000 shares (the Chairman receives 3,000 shares) of Company Common Stock issuable on January 10th in each year, and options to purchase 7,000 shares of Common Stock at the closing price on the date of the Annual Meeting in each year. No meeting fees or other fees are payable to any Director. See Item 13—Certain Relationships and Related Transactions for additional information concerning certain Directors.

Compensation Committee Interlocks and Insider Participation

        During the fiscal year ended March 31, 2002, the Company's Compensation Committee consisted of General William Odom and Mr. Carl Vogt. No reportable relationship existed with respect to any member of the Compensation Committee.

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

        Also in keeping with its performance-based compensation philosophy, in the spring of 1994 the Company implemented an incentive compensation program for all executives who report directly to the Office of the President. Under this new policy, these executives receive a specified portion of their total compensation (ranging from 22% to 50%) based upon two factors: their completion of agreed upon goals and objectives, and the performance of the entire Company.

        Report Submitted By: William Odom and Carl Vogt.

Stock Performance Chart

        The following chart graphs the performance of the cumulative total return to shareholders (stock price appreciation plus dividends) during the previous five years in comparison to the returns of the Standard & Poor's 500 Composite Stock Price Index and the Standard & Poor's 500 Information Technology Composite Stock Price Index.

Note:
Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year (and reinvestment of dividends) in the Company's Common Stock, Standard & Poor's 500 Composite Stock Price Index and the Standard & Poor's 500 Information Technology Composite Stock Price Index.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following chart shows the Company Common Stock beneficially owned by Officers, Directors and entities owning 5 percent or more of the Company on May 21, 2002.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Joseph Callerame	59,016	(2)
Ralph G. Foose	48,512	(2)
Roger P. Heinisch	11,000	(2)
Hamilton W. Helmer	58,000	(2)
Edwin Lewis	37,635	(2)
Richard Mastronardi	5,460	(2)
Donald J. McCarren	69,581	1.2%
William E. Odom	41,000	(2)
Ralph S. Sheridan(3)	639,086	10.6%
Carl W. Vogt	37,916	(2)
Directors and Officers as a Group (13 persons)	1,063,934	18.2%
Essex Management Co., Inc.(4)	373,505	6.7%

(1)
Includes shares that may be acquired under stock options and warrants exercisable within sixty days after the date of this table, as follows: Dr. Callerame—47,000; Mr. Foose—27,500; Mr. Heinisch—7,000; Dr. Helmer—54,000; Mr. Lewis—36,667; Mr. Mastronardi—5,000; Dr. McCarren—47,000; Lt. Gen. (Ret.) Odom—21,000; Mr. Sheridan—433,000; Mr. Vogt—15,750; and all Directors and Officers as a group—720,584. All ownership reported herein includes sole voting and investment power.

(2)
Amount owned constitutes less than one percent.

(3)
Ralph S. Sheridan's address is c/o American Science and Engineering, Inc., 829 Middlesex Turnpike, Billerica, MA 01821.

(4)
Essex Management Co. Inc.'s address is 125 High Street, Boston, MA 02110.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Mr. Al Gladen, a director of the Company until June 1999, provided engineering and management services to the Company. The compensation paid to Dabster, Inc., a corporation of which Mr. Gladen is the President, in fiscal years 2002 and 2000 was approximately $19,550 and $20,600, for services rendered, respectively. No services were provided by Mr. Gladen in fiscal 2001.

        See Item 11 regarding repayment of executive promissory note.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
The financial statements and schedules listed in the Index to Consolidated Financial Statements and Schedule on page 28 are filed as part of this report, and such Index is incorporated in this Item by reference.

  The exhibits listed in the Exhibit Index on page 30 are filed as part of this report, and such Index is incorporated in this Item by reference.

(b)
Reports on Form 8-K. There were no reports on Form 8-K filed during the fourth quarter of the fiscal year covered by this report.

AMERICAN SCIENCE AND ENGINEERING, INC., AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

        (Submitted in answer to Item 8 and Item 14 of Form 10-K, Securities and Exchange Commission)

PAGE
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants	32
Consolidated Balance Sheets—March 31, 2002 and 2001	33
Consolidated Statements of Operations For the Years Ended March 31, 2002, 2001 and 2000	34
Consolidated Statements of Stockholders' Investment For the Years Ended March 31, 2002, 2001 and 2000	35
Consolidated Statements of Cash Flows For the Years Ended March 31, 2002, 2001 and 2000	36
Notes to Consolidated Financial Statements—March 31, 2002	37
CONSOLIDATED SUPPLEMENTARY FINANCIAL INFORMATION
Unaudited quarterly consolidated financial data for the years ended March 31, 2002 and 2001	49
(Separate Financial Statements of the Company have been omitted since the net assets of its wholly owned subsidiaries are not so restricted with respect to payment of loans, advances and cash dividends to the Company as to require such disclosure.)
FINANCIAL STATEMENT SCHEDULE
Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended March 31, 2002, 2001 and 2000	50

        Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Report of Independent Public Accountants

To American Science and Engineering, Inc.:

        We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. (a Massachusetts corporation) and subsidiaries as of March 31, 2002 and March 31, 2001 and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Science and Engineering, Inc. and subsidiaries as of March 31, 2002 and March 31, 2001 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States.

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

/s/ Arthur Andersen LLP
Boston, Massachusetts
May 31, 2002

American Science and Engineering, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2002 and 2001

(Dollars in thousands)

	2002	2001
Assets
Current assets:
Cash and cash equivalents (Note 1)	$7,591	$1,206
Accounts receivable, net of allowances of $111 in 2002 and $134 in 2001 (Note 1)	7,216	9,726
Unbilled costs and fees, net of allowances of $437 in 2002 and $437 in 2001 (Note 1)	5,456	8,907
Inventories (Note 1)	21,013	13,999
Deferred income taxes (Notes 1 and 4)	2,475	2,475
Prepaid expenses and other current assets	685	951

Total current assets	44,436	37,264

Non-current deferred income taxes (Notes 1 and 4)	823	823
Deposits	104	44
Equipment and leasehold improvements, net of accumulated depreciation of $15,366 in 2002 and $13,071 in 2001 (Note 1)	4,663	5,848
Other assets	100	131
Patents and other intangibles, net of accumulated amortization of $351 in 2002 and $265 in 2001	115	200

Total assets	$50,241	$44,310

Liabilities & Stockholders' Investment
Current liabilities:
Line of credit	$9,319	$6,019
Accounts payable	6,557	7,427
Accrued salaries and benefits	1,577	1,376
Accrued warranty costs (Note 1)	196	348
Accrued income taxes (Notes 1 and 4)	763	438
Deferred revenue (Note 1)	1,030	722
Customer deposits (Note 1)	4,875	1,892
Other current liabilities	1,783	2,291

Total current liabilities	26,100	20,513

Non-current liabilities:
Deferred revenue (Note 1)	691	781
Deferred compensation (Note 9)	109	95
Deferred rent (Note 1)	212	287

Total non-current liabilities	1,012	1,163

Commitments and contingencies (Notes 2, 3, and 9)
Stockholders' investment: (Notes 5 and 6)
Preferred stock, no par value
Authorized—100,000 shares
Issued—None	—	—
Common stock, $0.66 2/3 par value
Authorized—20,000,000 shares
Issued 5,549,478 shares in 2002 and 5,012,752 shares in 2001	3,699	3,342
Capital in excess of par value	22,482	18,472
Retained earnings (deficit)	(3,052)	1,460

	23,129	23,274
Note receivable-officer (Note 6)	—	(640)

Total stockholders' investment	23,129	22,634

Total liabilities and stockholders' investment	$50,241	$44,310

The accompanying notes are an integral part of these consolidated financial statements.

American Science and Engineering, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended March 31, 2002, 2001 and 2000

(Dollars in thousands, except per share amounts)

	2002	2001	2000
Net sales and contract revenues (Notes 1 and 8)	$65,396	$67,374	$60,896
Cost of sales and contracts (Note 1)	49,357	51,155	43,716

Gross profit	16,039	16,219	17,180

Expenses:
Selling, general and administrative	12,753	9,688	10,480
Research and development	7,136	5,060	5,902

Total expenses	19,889	14,748	16,382

Operating income (loss)	(3,850)	1,471	798
Other expense:
Interest, net	(437)	(483)	(257)
Other, net	(225)	(183)	(75)

Total other expense	(662)	(666)	(332)

Income (loss) before provision for (benefit from) income taxes	(4,512)	805	466
Provision for (benefit from) income taxes (Note 4)	—	145	(993)

Net income (loss)	$(4,512)	$660	$1,459

Income/(loss) per share—Basic	$(0.87)	$0.13	$0.30

& #151;Diluted	$(0.87)	$0.13	$0.29

Weighted average shares—Basic	5,191	4,978	4,925

—Diluted	5,191	5,006	5,021

The accompanying notes are an integral part of these consolidated financial statements.

American Science and Engineering, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Investment

For the Years Ended March 31, 2002, 2001 and 2000

(Amounts in thousands, except share amounts)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Capital in Excess of Par Value		Note Receivable Officer
	Shares	Amount				Total
Balance, March 31, 1999	4,877,767	$3,252	$17,394	$(659)	$(640)	$19,347
Net income	—	—	—	1,459	—	1,459
Exercise of stock options (Note 6)	18,308	12	79	—	—	91
Retirement of treasury stock
Issuance of stock	65,799	44	434	—	—	478

Balance, March 31, 2000	4,961,874	$3,308	$17,907	$800	$(640)	$21,375
Net income	—	—	—	660	—	660
Exercise of stock options and related tax benefit	8,158	5	352	—	—	357
Issuance of stock	42,720	29	213	—	—	242

Balance, March 31, 2001	5,012,752	$3,342	$18,472	$1,460	$(640)	$22,634
Net loss	—	—	—	(4,512)	—	(4,512)
Exercise of stock options	484,116	323	3,491	—	—	3,814
Repayment of officer note	—	—	—	—	640	640
Issuance of stock	52,610	34	519	—	—	553

Balance, March 31, 2002	5,549,478	$3,699	$22,482	$(3,052)	$—	$23,129

he accompanying notes are an integral part of these consolidated financial statements

American Science and Engineering, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(4,512)	$660	$1,459
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,379	2,171	1,434
Provisions for contract, inventory, accounts receivable and warranty reserves	607	664	572
Deferred (prepaid) income tax	—	(40)	(1,325)
Change in assets and liabilities:
Accounts receivable	2,510	(3,560)	1,532
Unbilled costs and fees	3,451	210	(6,743)
Inventories	(7,421)	(3,753)	637
Prepaid expenses, other assets, and deposits	229	168	64
Accounts payable	(870)	1,713	1,258
Accrued income taxes	325	355	(350)
Deferred revenue	218	(366)	1,046
Customer deposits	2,983	(317)	928
Accrued expenses and other current liabilities	(98)	1,473	101
Noncurrent liabilities	(61)	(127)	68

Total adjustments	4,252	(1,409)	(778)

Net cash provided by (used for) operating activities	(260)	(749)	681

Cash flows from investing activities:
Purchase of property and equipment, net	(1,109)	(1,342)	(2,858)
Purchase of patents and intangibles	—	—	(10)

Cash used in investing activities	(1,109)	(1,342)	(2,868)

Cash flows from financing activities:
Proceeds from borrowings	3,300	2,019	3,000
Repayment of officer loan	640	—	—
Proceeds from exercise of stock options	3,814	48	91
Principal payments of capital lease obligations	—	(16)	(24)

Cash provided by financing activities	7,754	2,051	3,067

Net increase (decrease) in cash and cash equivalents	6,385	(40)	880
Cash and cash equivalents at beginning of year	1,206	1,246	366

Cash and cash equivalents at end of year	$7,591	$1,206	$1,246

Supplemental disclosures of cash flow information:
Interest paid	$481	$437	$346
Income taxes paid	15	95	791
Non-cash transactions:
Issuance of stock in lieu of fees	$553	$242	$478

The accompanying notes are an integral part of these consolidated financial statements.

American Science and Engineering, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2002

1.    Nature of Operations and Summary of Significant Accounting Policies

        American Science and Engineering, Inc. (the "Company") is engaged in the development and manufacture of sophisticated X-ray inspection systems for critical detection and security screening solutions for sale primarily to U.S. and foreign government agencies.

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

        Cash and Cash Equivalents:    The Company considers all investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value at year end 2002 and 2001. The Company has repurchase agreements with its banks. The repurchase agreements are collateralized by investments principally consisting of U.S. Government Agency securities in the amount of at least 100% of such obligation.

        Inventories:    Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method.

        The components of inventories at March 31, 2002 and 2001 were as follows (dollars in thousands):

	2002	2001
Raw materials and completed subassemblies	$10,483	$7,839
Work-in-process	7,981	6,160
Finished goods	2,549	—

	$21,013	$13,999

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

        Under the terms of certain of its cost reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $85,000 in 2002 and $114,000 in 2001) result from both commercial contract retentions and government contract withholdings generally for 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees.

        During the fourth quarter of 2001, effective as of April 1, 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company recognizes sales at the time of shipment of the system to the customer. The costs of installation at the customer's site are accrued at the time of shipment. Management believes the customer's post-delivery acceptance provisions and installation are routine. The Company has never failed to successfully complete a system installation. Should an installation not be successfully completed, the contractual provisions do not provide for forfeiture of refund. Installation is non-complex and does not require specialized skills and the related costs are predictable and insignificant to the total purchase price. The Company has demonstrated a history of customer acceptance subsequent to shipment and installation of these systems.

        The Company records billed shipping and handling fees and billed out-of-pocket expenses as revenue and the associated costs as cost of goods sold in the accompanying consolidated income statement.

        Included in accounts receivable and unbilled costs and fees at March 31, 2002 and 2001 are $5,878,000 and $5,223,000, respectively, attributable to both prime and subcontracts with the U.S. Government.

        Deferred Revenue:    The Company offers to its customers extended warranty and service contracts. The coverage period of these contracts will typically range from one to five years, with payments in advance recorded as Deferred Revenue. Approximately 60% of the deferred revenue included in the accompanying 2002 consolidated balance sheet will be recognized within 1 year.

        Customer Deposits:    For most international orders, the Company generally includes, as part of its terms and conditions, an advance deposit with order acceptance. For long-term international contracts, the Company will generally include milestone payments tied to a specific event and/or passage of time. These deposit amounts are recorded as a liability under "Customer Deposits" until reduced by revenue recognized against the specific contract. As of March 31, 2002 and 2001, total customer deposits amounted to $4,875,000 and $1,892,000, respectively.

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

        Fair Value of Financial Instruments:    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and letters of credit. The carrying amounts of these instruments approximate fair value.

        Comprehensive Income:    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive (loss) income and its components in a full set of general purpose financial statements. The Company's comprehensive income(loss) is equal to the Company's net income(loss) for each of the periods presented.

        Income Per Common and Common Equivalent Shares:    Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share include the dilutive impact of options and warrants using the average share price of the Company's common stock for the period. For the year ended March 31, 2002, common stock equivalents of 516,000 are excluded from diluted earnings per share as their effect is anti-dilutive.

	Year Ended
	March 31, 2002	March 31, 2001	March 31, 2000
	(in thousands)
Weighted average number of common shares outstanding—basic	5,191	4,978	4,925
Assumed exercise of stock options, using the treasury stock method	—	28	96

Weighted average number of common and potential common shares outstanding—diluted	5,191	5,006	5,021

        Options to purchase 1,857,493 shares for the year ended March 31, 2001 were outstanding but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of common stock for the period reported.

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

        New Accounting Pronouncements:    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for the Company as of April 1, 2002. SFAS 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition. In addition, under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. As of March 31, 2002, all of the Company's intangible assets are being amortized on a straight-line basis over their contractual useful lives. As of March 31, 2002, the Company does not have any goodwill or assets with indefinite lives recorded and therefore, the adoption of SFAS No. 142 had no impact on the Company's financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which was effective for the Company on April 1, 2002. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position, results of operations and cash flows.

2.    Lease Agreements

        The Company leases various office and manufacturing facilities under noncancelable operating leases. Additionally, the Company entered into a sublease agreement (as lessor) as of May 2000 in regards to certain manufacturing and office space, which was cancelled during fiscal 2002. The Company incurred $1,062,000, $1,053,000, and $901,000 of rent expense in 2002, 2001, and 2000 respectively. The security deposits on these leases amount to $139,000.

        Future minimum rental payments under the Company's operating leases, excluding real estate taxes, insurance and operating costs paid by the Company required over the initial terms of the leases are as follows:

Year Ending March 31,	(in thousands)
2003	$1,132
2004	959
2005	826
2006	15
2007	2
Thereafter	—

$2,934

3.    Line of Credit

        In November 2000, the Company entered into two credit agreements with HSBC Bank USA ("HSBC"), replacing its previous credit facilities. The first agreement was for a $10 million domestic revolving credit facility to support the Company's routine working capital and standby letter of credit needs. The second was a $30 million export credit and security agreement, guaranteed by the Export Import Bank of the United States ("ExIm"), to support the Company's overseas contract, trade finance and working capital needs. The credit facility bears an interest rate at the HSBC prime rate (4.75% at March 31, 2002) or LIBOR plus 2.0% at the Company's option.

        On February 14, 2002, these credit agreements were amended to increase the domestic revolving credit facility to $20,000,000 and to reduce the export credit facility to $20,000,000. The domestic credit facility as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 85% of eligible domestic accounts receivable plus the lower of (i) 40% of eligible inventory; or (ii) $5.0 million, or; (b) $20.0 million. The export credit and security agreement as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 90% of eligible international billed and unbilled accounts, or; (b) $20.0 million. The agreements expire on November 30, 2002.

        As of March 31, 2002, there was approximately $9.3 million advanced against the line. On May 28, 2002, the Company received approximately $18.4 million in net proceeds from a private placement offering of common stock which will be utilized to pay down outstanding debt under the Company's domestic revolving credit facility. As of March 31, 2002, there were approximately $3.8 million of outstanding letters of credit in effect against the credit facilities. The credit agreements are collateralized by certain assets of the Company, and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, encumbrances of assets, and loans which can be made to officers, and requires the Company to meet certain financial covenants, including among others, minimum tangible net worth and debt service coverage. As of March 31, 2002, the Company was not in compliance with certain of these financial covenants, but has obtained a waiver from the bank for this non-compliance.

        With the receipt of the proceeds from the private placement offering of common stock, the Company expects that it will be in compliance with the tangible net worth covenant at the end of the first quarter and throughout fiscal 2003. However, the cash flow coverage ratio covenant is a four-quarter trailing requirement and, as a result of losses in prior quarters, the Company does not anticipate being in compliance with this covenant at the end of the first or second quarter of fiscal 2003. The Company will request waivers of the covenant as required at each quarter end. To the extent the Company is unable to obtain such waivers, HSBC could terminate the Company's domestic revolving credit and export credit facilities. In addition, the current credit agreements expire in November 2002 and there can be no assurance that HSBC will renew the credit agreements or that alternative financing can be obtained. As discussed above, the Company intends to utilize the equity funding received in May 2002 to pay off the amounts outstanding (approximately $9.3 million as of May 31, 2002) under the domestic credit facilities and management believes the Company's working capital requirements through March 31, 2003 can be met without the line of credit. In addition, to the extent the Company's credit facility is terminated, it would preclude the Company from obtaining financing through its current secured export credit and security agreement which could negatively impact the Company's ability to support international sales. However, management believes the Company's planned level of sales in 2003 can be achieved without access to export credit.

4.    Income Taxes

        The provision (benefit) for income taxes for the years ended March 31, 2002, 2001 and 2000 consisted of the following:

	2002	2001	2000
	(in thousands)
Current:
Federal	$—	$165	$238
State	—	20	94

	—	185	332

Deferred/(Prepaid):
Federal	—	(37)	(1,223)
State	—	(3)	(102)

	—	(40)	(1,325)

Change in valuation allowance	—	—	—

Total	$—	$145	$(993)

        The difference between the total expected provision (benefit) for income taxes computed by applying the statutory federal income tax rate to income before provision (benefit) for income taxes and the recorded provision (benefit) for income taxes for the three years in the period ended March 31, 2002 follows:

	2002	2001	2000
	(in thousands)
Provision for income taxes at statutory rate	$(1,534)	$274	$174
State tax provision (benefit) net of federal effect	13	13	(5)
Permanent non-deductible expenses	31	30	32
Expiration of tax credits	8	6	—
Change in valuation allowance	1,282	—	—
Effect of FSC and EIE exclusion	(86)	(206)	(430)
R&D tax credit	—	—	(700)
Other	286	28	(64)

	$—	$145	$(993)

        The significant components of the net deferred tax asset at March 31, 2002 and 2001 follow:

	2002		2001
	Current	Non-current	Current	Non-current
	(in thousands)
Assets:
Net operating loss carryforwards	$3,124	$—	$548	$—
Accounts receivable and unbilled costs and fees	213	—	185	—
Inventory	361	486	261	—
Deferred revenue	—	—	—	523
Accrued vacation	320	—	299	—
Accrued warranty costs	106	—	185	—
Research & development and other tax credits	701	—	822	—
Other	311	415	175	300

Deferred income tax assets	5,136	901	2,475	823
Valuation Allowance	(2,661)	(78)	—	—

Net deferred income taxes	2,475	823	2,475	823

        The Company has available general business and other credits of approximately $701,000 expiring at various times through 2018. Approximately $1,457,000 of the valuation allowance is attributable to net operating losses generated by deductions for stock options which will be recorded in equity when recognized.

5.    Common Stock

        Stock Option and Other Compensation Plans:    The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of March 31, 2002: 1993, 1994-1995 and 1996 Stock Option Plan for Non-employee Directors; two CEO Employment Agreement Plans; 1995 Combination Plan; 1997 and 1998 Non-Qualified Option Plan; 1994-95 Stock Option Plan for New Employees, a 1999 Combination Plan, and a 2000 Combination Plan. There were 2,728,000 shares authorized under these plans. Vesting periods on these plans range from immediate vesting to four years. Options under these plans are granted at fair market value and generally become exercisable within one to two years of the grant date and terminate ten years from the date of grant. In addition, the Company has a common stock installment purchase plan under which the Board of Directors may grant key personnel the right to purchase shares of the Company's common stock at fair market value and to pay the purchase price in twelve equal monthly installments. As of March 31, 2002, no shares have been reserved or granted under this plan.

        The Company has instituted two common stock purchase plans. The Executive Equity Incentive Plan allows an executive officer of the Company to buy original issue Company common stock in any dollar amount up to the gross amount of the annual bonus granted to the Officer and to receive half the number of shares purchased in restricted stock which vests after 3 years. If the employee leaves the Company prior to 3 years, then the shares revert back to the Company. As of both March 31, 2002 and 2001, 2,251 shares have been reserved and restricted under this plan. The Reload Option Plan allows any eligible employee designated by the Board of Directors to receive new stock options (at an exercise price equal to the fair market value of the common stock on the date of sale of the stock) for every share of Company common stock sold or used to exercise stock options.

        Pro Forma Stock-Based Compensation Expense:    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based compensation plans. Had compensation cost for awards in 2002, 2001 and 2000 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income (loss) and income (loss) per share would have been as follows:

	2002	2001	2000
	In thousands except per share amounts
Net income (loss):
As reported	$(4,512)	$660	$1,459
Pro forma	(7,863)	(371)	186
Income (loss) per share—Basic:
As reported	$(0.87)	$0.13	$0.30
Pro forma	(1.52)	(0.07)	0.04
Income (loss) per share—Diluted:
As reported	$(0.87)	$0.13	$0.29
Pro forma	(1.52)	(0.07)	0.04

        The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 4.53% to 5.13%, 5.5% to 6.75%, and 5.97% to 6.83% for 2002, 2001, and 2000, respectively, an expected life of 7, 7, and 5 years for 2002, 2001 and 2000, respectively, expected volatility of 68%, 56%, and 55% for 2002, 2001, and 2000, respectively, and an expected dividend yield of 0% for all three years.

Stock Option Activity

        A summary of the Company's stock option activity is as follows:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	2,025,133	$8.78	1,784,399	$9.45	1,338,798	$10.60
Options granted	484,400	10.04	409,350	6.30	672,917	7.75
Options exercised	(484,367)	7.78	(8,158)	6.62	(18,308)	5.99
Options expired	(285,509)	7.92	(160,458)	10.01	(209,008)	11.60

Options outstanding, end of year	1,739,657	$9.50	2,025,133	$8.78	1,784,399	$9.45

Options exercisable	1,112,392	$9.62	1,363,251	$9.60	1,056,785	$10.45

Options available for grant	327,615		469,890		469,183

Weighted average fair value per share of options granted during the year		$8.17		$3.96		$4.01

        The following summarizes certain data for options outstanding and exercisable at March 31, 2002:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding,
End of year:	469,258	$3.25—$7.00	$5.96	7.2
	458,050	7.01—10.25	7.71	6.9
	765,649	10.26—14.00	12.46	6.8
	41,700	14.01—17.75	15.53	6.9
	5,000	17.76—22.00	18.82	9.7

	1,739,657		$9.50	7.0

Options Exercisable:	265,677	$3.25—$7.00	$5.83
	356,216	7.01—10.25	7.78
	482,599	10.26—14.00	13.03
	7,900	14.01—17.75	14.59

	1,112,392		$9.62

        On April 15, 1998, the Company announced that its Board of Directors adopted a Shareholders' Rights Plan (the Plan) and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. The dividend was payable to all holders of record of shares of common stock as of the close of business on April 17, 1998. The rights become exercisable ten days after a person or group acquires 15% or more of the Company's common stock, and in certain other situations described in the Plan. As of March 31, 2002, no options have been granted or exercised under this plan.

6.    Note Receivable from Officer

        In January 1994, the Company's Chief Executive Officer ("CEO") purchased 160,000 shares of common stock at a price of $4.00 per share (the fair market value) financed under a note agreement for $640,000 from the Company. This note was secured by the stock and the personal assets of the CEO and accrued interest at a rate of 6.26%. In December 2001 this note was repaid in full.

7.    Related Party Transactions

        Mr. Al Gladen, a director of the Company until June 1999, provided engineering and management services to the Company. The compensation paid to Dabster, Inc., a corporation of which Mr. Gladen is the President, in fiscal years 2002 and 2000 was approximately $19,550 and $20,600 for services rendered, respectively. No payments were made to Dabster, Inc. or Mr. Gladen during fiscal 2001.

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

	2002		2001		2000
	(dollars in thousands):
Domestic	$45,932	70%	$31,958	47%	$27,582	45%
Export	$19,464	30%	$35,416	53%	$33,314	55%

Net sales and contract revenues	$65,396	100%	$67,374	100%	$60,896	100%
Percent of Export Revenue by Major Region:
Middle East & Africa	59.0%		66.5%		48.7%
Europe	28.1		13.8		5.7
Mexico	7.7		6.9		38.1
Pacific Rim	4.4		12.7		4.1
All Other	0.8		0.1		3.4

        Major Customers:    Sales to major customers (representing in excess of 10% of consolidated revenues) consisted of X-ray product sales of the following:

        Fiscal 2002:    $18,199,000 to one customer.

        Fiscal 2001:    $16,768,000, $12,155,000 and $7,850,000 to three customers.

        Fiscal 2000:    $12,644,000 and $11,779,000 to two customers.

9.    Commitments and Contingencies

        Deferred Compensation:    The Company has an unfunded deferred compensation plan, originally adopted in 1976 and amended at various times, for certain current and former directors. This plan provides for periodic payments beginning at age 65, the amount of which depends on length of service. The Company paid $16,182 in 2002, $50,291 in 2001, and $4,752 in 2000 under this deferred compensation plan.

        Litigation:    The United States Court of Appeals for the Federal Circuit in Washington, D.C., in a decision issued December 29, 1999, ruled that American Science and Engineering may pursue a patent infringement claim against Vivid Technologies ("Vivid") which produces X-ray detection devices used in baggage scanning equipment. The Appeals Court overturned a 1998 decision in Vivid's favor by the Massachusetts Federal District Court. The lawsuit, filed by Vivid Technologies in May 1996, concerns whether Vivid's X-ray detection devices infringed on the Company's patent. The District Court had ruled that the Company could not assert a claim that Vivid's devices infringed on the Company's patent. The Appeals Court also reversed the district court's finding on summary judgment that Vivid did not infringe on the Company's patent, as well as the district court's denial of the Company's request for discovery to oppose Vivid's summary judgment motion. Discovery is now proceeding.

        In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. ("EG&G") in U.S. District Court in Boston, Massachusetts alleging that EG&G infringed upon at least two patents owned by the Company and that EG&G had misappropriated certain trade secrets of the Company. In February 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to the Company's MobileSearch™ X-ray inspection system. In May 1999, the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting further performance of the contested contract and preventing EG&G from utilizing the Company's trade secrets. In August 1999, the Court issued a ruling denying the request for the preliminary injunction. In December 1999, EG&G filed a Motion for Summary Judgment that EG&G did not misappropriate the Company's trade secrets and in March 2000 EG&G filed a Motion for Summary Judgment that EG&G did not infringe the Company's patents. In February 2001 the Court denied EG&G's and the Company's motions for Summary Judgment. The Company is continuing to pursue its claims against EG&G, but the suit against U.S. Customs Service has been dismissed.

        In a related matter, EG&G has filed a request with the U.S. Patent and Trademark Office ("USPTO") for reexamination of the two patents that currently are at issue in the patent infringement action described above. The Company filed oppositions to the re-examination requests and was advised by the USPTO that the Company's MobileSearch X-ray inspection patent was upheld in all material respects. The Company has also been advised by the USPTO that the Company's patent on its Z® Backscatter X-ray inspection technology has been upheld in all material respects.

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

        The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on its financial condition or results of operations.

        Purchase Commitments:    In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. Certain sole source vendors or vendors producing custom material require significant lead times from order to delivery of their material. In response to the expected increased demand subsequent to September 11th, the Company entered into certain purchase commitments with key suppliers for this long-lead material. Certain of these purchase orders related to these vendors contain cancellation clauses requiring the Company to pay for a portion or all of the work in process upon cancellation of an order or to purchase a certain minimum quantity of material by a future date. Should the demand for the Company's products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges that could be material to the Company's results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

10.  Subsequent Event

        On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. These warrants have a five-year life expiring in May of 2007. Net proceeds to the Company approximated $18.4 million. The proceeds from this private placement offering will be utilized for general corporate purposes including debt repayment, capital expenditures, investments in product development and working capital needs. (Refer to Note 3—Line of Credit.)

American Science and Engineering, Inc. and Subsidiaries

Unaudited Quarterly Consolidated Financial Data

For the years ended March 31, 2002 and March 31, 2001

	2002 by quarter				2001 by quarter
	1st	2nd	3rd	4th(1)	1st	2nd	3rd	4th
	Dollars in thousands, except per share amounts
Net sales and contract revenues	$19,105	$15,501	$14,248	$16,542	$15,131	$16,513	$17,076	$18,654
Gross profit	4,614	3,384	3,170	4,871	3,728	4,053	4,190	4,248
Operating income (loss)	349	(1,118)	(2,732)	(349)	198	460	372	441
Net income (loss)	99	(797)	(1,792)	(2,022)	$29	$153	$211	$267
Net income per share
—Basic (Note 1)	$0.02	$(0.16)	$(0.35)	$(0.37)	$0.01	$0.03	$0.04	$0.05
—Diluted (Note 1)	$0.02	$(0.16)	$(0.35)	$(0.37)	$0.01	$0.03	$0.04	$0.05

(1)
The fourth quarter 2002 net loss includes a valuation reserve of approximately $1.5 million recorded against deferred tax assets previously recorded in connection with net operating losses in the second and third quarters of fiscal 2002. Management recorded such tax assets in the second and third quarters based on expected breakeven results for fiscal 2002 and anticipated order volumes not yet achieved at March 31, 2002.

SCHEDULE II

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended March 31, 2002, March 31, 2001, and March 31, 2000

Description—Allowance for Doubtful Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance At End of Year
	Dollars in thousands
2002	$134	$—	$23	$111
2001	$250	$110	$226	$134
2000	$259	$150	$159	$250

Description—Allowances for Unbilled Cost and Fees

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance At End of Year
	Dollars in thousands
2002	$437	$—	$—	$437
2001	$447	$—	$10	$437
2000	$447	$—	$—	$447

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.
DATED: 31 May 2002	By:
Ralph S. Sheridan President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RALPH S. SHERIDAN Ralph S. Sheridan	President and Director (Principal Executive Officer)	31 May 2002
/s/ ANDREW R. MORRISON Andrew R. Morrison	Chief Financial Officer, Treasurer and Vice President, Finance (Principal Financial Officer)	31 May 2002
/s/ ROGER P. HEINISCH Roger P. Heinisch	Director	31 May 2002
/s/ HAMILTON W. HELMER Hamilton W. Helmer	Director	31 May 2002
/s/ DONALD J. MCCARREN Donald J. McCarren	Director	31 May 2002
/s/ WILLIAM E. ODOM William E. Odom	Chairman of the Board, Director	31 May 2002
/s/ CARL W. VOGT Carl W. Vogt	Director	31 May 2002

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (and Statement of Incorporation by Reference, If Applicable)	Page Number (If Filed)
(3)(a)	Restated Articles of Organization of the Company (filed as an Exhibit to Company's Annual Report on Form 10-K for the year ended September 30, 1967, and incorporated herein by reference)
(3)(b)	Articles of Amendment to Restated Articles of Organization of Company (filed as Exhibit 2(a)(ii)(B) to the Company's Registration Statement on Form S-7, No. 2-56452, filed May 25, 1976, and incorporated herein by reference)
(3)(c)	Articles of Amendment to Restated Articles of Organization of Company (filed as Exhibit 12 to the Company's Annual Report on Form 10-K for the year ended March 31, 1976, and incorporated herein by reference)
(3)(d)	By-laws of Company, as amended (filed as Exhibit 2(a)(iii) to Company's Registration Statement on Form S-7, No. 2-56452, filed May 25, 1976, and incorporated herein by reference)
(4)	Shareholders Rights Plan (filed as Exhibit to the Company's filing on Form dated , 1992 and incorporated herein by references)
(10)(a)(ii)	Deferred Compensation Plan for Herman Feshbach (filed as Exhibit 20 to the Company's Annual Report on Form 10-K for the year ended March 31, 1976, and incorporated herein by reference)
(10)(a)(iv)	Amendment to Deferred Compensation Plans for Ismael Escobar and Herman Feshbach (filed as Exhibit 7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1980, and incorporated herein by reference)
(10)(a)(v)	Deferred Compensation Plan for Marie Spaulding (filed as Exhibit (10)(a)(v) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)
(10)(b)(I)	1981 Incentive Stock Option Plan (filed as Exhibit (10)(b)(I) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)
(10)(b)(iii)	1984 Incentive Stock Option Plan (filed as Exhibit (10)-3 to the Company's Annual Report on Form 10-K for the year ended March 31, 1985, and incorporated herein by reference)
(10)(b)(iv)	Amendment 1 to 1981 Incentive Stock Option Plan (filed as Exhibit (10)(b)(iv) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)
(10)(b)(v)	Amendment 1 to 1984 Incentive Stock Option Plan (filed as Exhibit (10)(b)(v) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)
(10)(b)(vi)	1987 General Stock Option Plan (filed as an exhibit to the Company's current report on Form 8-K for the month of October 1987, and incorporated herein by reference)
(10)(b)(ix)	1996 Stock Plan For Non-Employee Directors (filed as Exhibit 99 to the Company's Registration Statement on Form S-8, File No. 333-09257, filed on July 31, 1996, and incorporated herein by reference)

(10)(b)(x)	Executive Equity Incentive Plan (filed as Exhibit 99 to the Company's Registration Statement on Form S-8, File No. 333-27929, filed on May 28, 1997 and incorporated herein by reference)
(10)(b)(xi)	Reload Option Plan (filed as Exhibit (10)(b)(xi) to the Company's Annual Report on Form 10-K for the year ended March 28, 1997 and incorporated herein by reference)
(10)(b)(xii)	1997 Non-Qualified Stock Option Plan (filed as Exhibit 99 to the Company's Registration Statement on Form S-8, File No. 333-27927, filed on May 28, 1997 and incorporated herein by reference)
(10)(b)(xiii)	1998 Non-Qualified Stock Option Plan (filed as Exhibit (10) (b) (xiii) to the Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference)
(10)(b)(xv)	Employment Agreement between the Company and Dr. Joseph Callerame dated May 6, 1998, (filed as Exhibit (10) (b) (xv) to the Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference)
(10)(b)(xvii)	Employment Agreement between the Company and Lee C. Steele dated September 29, 1997, (filed as Exhibit (10) (b) (xvii) to the Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference)
(10)(c)(i)	Lease of Billerica property (filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)
(10)(c)(ii)	Amendment to Lease of Billerica property (filed as to the Company's Annual Report on Form 10-K for the year ended March 28, 1997 and incorporated herein by reference)
(10)(c)(iii)	Lease of 33 Manning Road, Billerica, MA
(10)(c)(iv)	1999 Combination Stock Option Plan (filed as Exhibit 99 to the Company's Registration Statement on Form S-8, File No 333-91801, filed on November 30, 1999 and incorporated herein by reference).
(10)(c)(v)*	Employment Agreement between the Company and Ralph S. Sheridan dated September 25, 1999.
(10)(c)(vi)*	Employment Agreement between the Company and Ralph G. Foose dated September 1, 1999.
(10)(c)(vii)*	Employment Agreement between the Company and Edwin L. Lewis dated February 3, 2000.
(10)(c)(viii)	Sub-lease from the Company of 30 Manning Road, Billerica, Massachusetts (filed as Exhibit (10)(c)(viii) to the Annual Report on Form 10-K for the year ended March 31, 2000, and incorporated herein by reference).
(10)(c)(ix)*	Employment Agreement between the Company and Richard Mastronardi dated August, 2000
(10)(c)(x)*	Employment Agreement between the Company and Andrew R. Morrison dated May 30, 2001

(10)(c)(xi)*	Employment Agreement between the Company and Reed Clark dated July 23, 2001
(10)(c)(xii)*	Employment Agreement between the Company and Ralph Foose dated February 11, 2002
(10)(d)(i)	Export Credit and Security Agreement between American Science & Engineering and HSBC Bank USA
(10)(d)(ii)	Revolving Loan and Security Agreement between American Science & Engineering, Inc. and HSBC Bank USA
(10)(d)(iii)	Amended Export Credit and Security Agreement between American Science and Engineering and HSBC Bank USA dated February 14, 2002
(10)(d)(iv)	Amended Revolving Loan and Security Agreement between American Science and Engineering and HSBC Bank USA dated February 14, 2002
(22)	Identification of Company's subsidiary, AS&E Radiography, Inc., incorporated in Massachusetts (filed as Exhibit (22) to Company's Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)
(23)	Consent of Independent Public Accountants
(99-1)	Letter to Securities and Exchange Commission pursuant to Temporary Note 3T

*
Contract with Management

QuickLinks

SUMMARY COMPENSATION
OPTION GRANTS IN THE LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
AMERICAN SCIENCE AND ENGINEERING, INC., AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
Report of Independent Public Accountants
American Science and Engineering, Inc. and Subsidiaries Consolidated Balance Sheets March 31, 2002 and 2001 (Dollars in thousands)
American Science and Engineering, Inc. and Subsidiaries Consolidated Statements of Operations For the Years Ended March 31, 2002, 2001 and 2000 (Dollars in thousands, except per share amounts)
American Science and Engineering, Inc. and Subsidiaries Consolidated Statements of Stockholders' Investment For the Years Ended March 31, 2002, 2001 and 2000 (Amounts in thousands, except share amounts)
American Science and Engineering, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Years Ended March 31, 2002, 2001 and 2000 (Dollars in thousands)
American Science and Engineering, Inc. and Subsidiaries Notes to Consolidated Financial Statements March 31, 2002
American Science and Engineering, Inc. and Subsidiaries Unaudited Quarterly Consolidated Financial Data For the years ended March 31, 2002 and March 31, 2001
SCHEDULE II
SIGNATURES
EXHIBIT INDEX