Form 10-Q
period 2002-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2002-08-14
CIK 5768

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to____

                          Commission File Number 1-6549

                     AMERICAN SCIENCE AND ENGINEERING, INC.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          MASSACHUSETTS                                          04-2240991
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

         829 Middlesex Turnpike
        BILLERICA, MASSACHUSETTS                                      01821
----------------------------------------                          -------------
(Address of principal executive offices)                            (Zip Code)

                                  (978)262-8700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X            No
                                    -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                    OUTSTANDING AT
           CLASS OF COMMON STOCK                    JUNE 30, 2002
           ---------------------                    --------------
            $.66 2/3 par value                        6,809,770


                               Page 1 of 12 Pages
                     The Exhibit Index is Located on Page 12

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                         PART I - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


Dollars in thousands
                                                                     JUNE 30, 2002    MARCH 31, 2002
                                                                     -------------    --------------
ASSETS   Current assets:
         Cash and cash equivalents                                   $      13,678    $        7,591
         Accounts receivable, net of allowances of $111 at
            June 30, 2002 and March 31, 2002                                 8,819             7,216
         Unbilled costs and fees, net of allowances
           of $437 at June 30, 2002 and March 31, 2002                       4,961             5,456
         Inventories                                                        22,358            21,013
         Deferred income taxes                                               2,475             2,475
         Prepaid expenses and other current assets                             627               685
         Total current assets                                               52,918            44,436
         Non-current assets:
         Non-current deferred income taxes                                     823               823
         Other assets                                                          175               204
         Patents and other intangibles, net of
            accumulated amortization of $371 at June
            30, 2002 and $351 at March 31, 2002                                 94               115
         Property and equipment, net of accumulated
            depreciation of $15,903 at June 30, 2002
            and $15,366 at March 31, 2002                                    4,234             4,663
                                                                     -------------    --------------
                                                                     $      58,244    $       50,241
                                                                     =============    ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)


Dollars in thousands
                                                             JUNE 30, 2002       MARCH 31, 2002
                                                             -------------       --------------
LIABILITIES &    Current liabilities:
STOCKHOLDERS'    Line of credit                              $          -        $        9,319
INVESTMENT       Accounts payable                                    4,677                6,557
                 Accrued salaries and benefits                       1,981                1,577
                 Accrued warranty costs                                350                  196
                 Deferred revenue                                    1,030                1,030
                 Customer deposits                                   5,783                4,875
                 Accrued income taxes                                  768                  763
                 Other current liabilities                           1,357                1,783
                                                             -------------       --------------
                 Total current liabilities                          15,946               26,100
                                                             -------------       --------------
                 Non-current liabilities:
                 Warrant liability                                   2,396                   -
                 Deferred revenue                                      790                  691
                 Deferred compensation                                 100                  109
                 Deferred rent                                         193                  212
                                                             -------------       --------------
                 Total non-current liabilities                       3,479                1,012
                                                             -------------       --------------
                 Stockholders' investment:                              -                    -
                 Preferred stock, no par value
                   Authorized  - 100,000 shares
                   Issued - none
                 Common stock, $.66-2/3 par value
                   Authorized - 20,000,000 shares
                   Issued 6,809,770 shares at June 30, 2002
                   and 5,549,478 shares at March 31, 2002            4,539                3,699
                 Capital in excess of par value                     38,241               22,482
                 Accumulated deficit                                (3,961)              (3,052)
                                                             -------------       --------------
                 Total stockholders' investment                     38,819               23,129
                                                             -------------       --------------
                                                             $      58,244       $       50,241
                                                             =============       ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

Dollars and shares in thousands, except per share amounts


                                                             FOR THE THREE MONTHS ENDED
                                                         ---------------------------------
                                                         JUNE 30, 2002       JUNE 30, 2001
                                                         -------------       -------------
Net sales and contract revenues                          $      14,918       $      19,105
Cost of sales and contracts                                     11,428              14,491
                                                         -------------       -------------
Gross profit                                                     3,490               4,614
Expenses:
   Selling, general and administrative expenses                  3,172               2,668
   Research and development                                      1,866               1,597
                                                         -------------       -------------
   Total expenses                                                5,038               4,265
                                                         -------------       -------------
Operating income (loss)                                         (1,548)                349
                                                         -------------       -------------
Other income (expense):
   Interest expense                                                (86)               (122)
   Other, net                                                      725                 (70)
                                                         -------------       -------------
   Total other income (expense)                                    639                (192)
                                                         -------------       -------------
Income (loss) before provision for
   income taxes                                                   (909)                157
Provision for income taxes                                          -                   58
                                                         -------------       -------------
Net income (loss)                                        $        (909)      $          99
                                                         =============       =============
Income (loss) per share - Basic                          $       (0.15)      $        0.02
                                                         =============       =============
                        - Diluted                        $       (0.15)      $        0.02
                                                         =============       =============
Weighted average shares - Basic                                  5,975               5,022
                                                         =============       =============
                        - Diluted                                5,975               5,056
                                                         =============       =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


Dollars in thousands                                                            FOR THE THREE MONTHS ENDED
                                                                               ----------------------------
                                                                               JUNE 30, 2002  JUNE 30, 2001
                                                                               -------------  -------------
Cash flows from operating activities:
Net income (loss)                                                              $        (909) $          99
Adjustments to reconcile net income (loss) to net cash provided by (used for)
   operating activities:
   Depreciation and amortization                                                         557            603
   Provisions for contract, inventory, accounts receivable                               350             57
     and warranty reserves
   Change in fair value of warrants issued                                              (723)            -
   Changes in assets and liabilities:
      Accounts receivable                                                             (1,603)            49
      Unbilled costs and fees                                                            495          3,122
      Inventories                                                                     (1,445)           794
      Prepaid expenses, deposits and other assets                                         87            109
      Accounts payable                                                                (1,880)        (2,051)
      Accrued income taxes                                                                 5             65
      Customer deposits                                                                  908          1,462
      Deferred revenue                                                                    99             73
      Accrued expenses and other current liabilities                                      (5)        (1,369)
      Non-current liabilities                                                            (29)           (17)
                                                                               -------------  -------------
   Total adjustments                                                                  (3,184)         2,897
                                                                               -------------  -------------
Net cash provided by (used for) operating activities                                  (4,093)         2,996
                                                                               -------------  -------------
Cash flows from investing activities:
   Purchase of property and equipment                                                   (107)          (228)
                                                                               -------------  -------------
Net cash used for investing activities                                                  (107)          (228)
                                                                               -------------  -------------
Cash flows from financing activities:
   Borrowing under line of credit                                                         -           1,500
   Repayments of line of credit                                                       (9,319)            -
   Proceeds from issuance of common stock and warrants                                18,423             -
   Proceeds from exercise of stock options                                             1,183             -
                                                                               -------------  -------------
 Net cash provided by financing activities                                            10,287          1,500
                                                                               -------------  -------------
Net increase in cash and cash equivalents                                              6,087          4,268
Cash and cash equivalents at beginning of period                                       7,591          1,206
                                                                               -------------  -------------
Cash and cash equivalents at end of period                                     $      13,678  $       5,474
                                                                               =============  =============
Supplemental disclosures of cash flow information:
   Interest paid                                                               $         113  $         134
   Income taxes paid                                                           $          -   $          15
Non-cash transactions:
   Issuance of stock and warrants in lieu of fees                              $         279  $          92


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     AMERICAN SCIENCE AND ENGINEERING, INC.
      PREPARATION OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The condensed consolidated financial statements, in the opinion of management, include all adjustments necessary, consisting solely of normal recurring adjustments, to present fairly the Company's financial position results of operations and cash flows. These results are not necessarily indicative of the results to be expected for the entire year.

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

     The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2002. The Company has made no changes to these policies during this quarter.

     NEW ACCOUNTING PRONOUNCEMENTS
     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). This statement eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of FAS 145 will be effective for the Company as of the beginning of fiscal year 2004. This statement also amends FAS 13, "Accounting for Leases" and certain other authoritative pronouncements to make technical corrections or clarifications. FAS 145 will be effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 will be effective for financial statements issued after May 15, 2002. The Company is currently evaluating the impact of implementing FAS 145.

     In July 2002, the FASB issued Statement of Financial "Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002.

     In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets" which supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 was effective for the Company on April 1, 2002 and will be applied prospectively.

2.   INVENTORIES

     Inventories consisted of:


        (Dollars in thousands)                      June 30, 2002    March 31, 2002
                                                    -------------    --------------
        Raw materials and completed sub-assemblies  $      11,134    $       10,483
        Work in process                                     7,049             7,981
        Finished goods                                      4,175             2,549
                                                    -------------    --------------
        Total                                       $      22,358    $       21,013
                                                    =============    ==============


3.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company's common stock for the period. For the quarters ended June 30, 2002 and 2001, common stock equivalents of 627,000 and 33,300, respectively, were excluded from diluted earnings per share, as their effect is anti-dilutive.


    EARNINGS PER SHARE                                THREE MONTHS ENDED
    ------------------                           ----------------------------
    (in thousands except per share amounts)      JUNE 30, 2002  JUNE 30, 2001
                                                 -------------  -------------
    BASIC
    Net income (loss)                            $       (909)  $          99
                                                 -------------  -------------
    Weighted average shares                             5,975           5,022
                                                 -------------  -------------
    Basic earnings (loss) per share              $      (0.15)  $        0.02
                                                 -------------  -------------
    DILUTED
    Net income (loss)                            $       (909)  $          99
                                                 -------------  -------------
    Weighted average shares                             5,975           5,022
    Effect of stock options                                -               34
                                                 -------------  -------------
    Weighted average shares, as adjusted                5,975           5,056
                                                 -------------  -------------
    Diluted earnings (loss) per share            $      (0.15)  $        0.02


4.   BORROWINGS

     On November 30, 2000, the Company signed two new credit agreements with HSBC Bank USA ("HSBC"). The first agreement was for a $10 million domestic revolving credit facility to support the Company's routine working capital and standby letter of credit needs. The second was a $30 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States ("Ex-Im"), to support the Company's overseas contract, trade finance and working capital needs. The credit facility bears an interest rate of the HSBC Bank USA prime rate or LIBOR plus 2.0% at the Company's option.

     On February 14, 2002, these credit agreements were amended to increase the domestic revolving credit facility to $20 million and to reduce the export credit and security agreement to $20 million. The domestic revolving credit facility as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 85% of eligible domestic accounts receivable plus the lower of: (i) 40% of eligible raw materials and work-in-process inventory; or; (ii) $5 million, or; (b) $20 million. The export credit and security agreement as amended provides for maximum borrowings in an amount up to the lower of: (a) 90% of eligible international billed and unbilled accounts receivable, or; (b) $20 million. The agreements expire on November 30, 2002.

     At June 30, 2002, there were no borrowings outstanding against this facility and $3.4 million in letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank and requires the Company to meet certain financial covenants. As of June 30, 2002, the Company was not in compliance with one of these financial covenants, but has obtained a waiver from the bank for this non-compliance for the first quarter.

5.   PRIVATE PLACEMENT OFFERING

     On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. The warrants were immediately vested and have a five-year life expiring in May of 2007. Due to certain conversion features of these warrants which provide for cash settlement under limited circumstances, in accordance with EITF 00-19, the potential cash liability associated with the warrants was recorded as a liability on the balance sheet at May 28, 2002 and the market to market change in the warrants value at June 30, 2002 of $723,000 was recorded as other income for the period. The potential cash liability of $2,396,000 associated with the warrants is recorded as a non-current liability on the June 30, 2002 balance sheet. The fair market value of the warrants was determined using the Black Scholes pricing model and an assumed volatility of 68% and interest rate of 5%. Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance cost.

                     AMERICAN SCIENCE AND ENGINEERING, INC.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Net sales and contract revenues in the first quarter decreased by $4,187,000 (22%) in comparison to the corresponding period a year ago and decreased by $1,624,000 (10%) compared to the fourth quarter of fiscal 2002. The decrease in revenues from the previous quarter is due to reduced sales of the Company's cargo products during the quarter and lower field service revenues. These lower sales were offset in part with higher sales of the Company's parcel products, which experienced record revenues in the quarter based on strong order volume.

     For the first quarter, cost of sales and contracts decreased to $11,428,000 from $14,491,000 in the corresponding period a year ago. Cost of sales and contracts represented 77% of revenues versus 76% for the corresponding period last year and 71% for the fourth quarter of fiscal year 2002. The costs of sales as a percentage of revenue in the current quarter increased from the corresponding period last year due to the lower margins on certain cargo projects recorded on a percentage of completion basis partially offset by increased sales of parcel products which are higher margin sales.

     Selling, general and administrative expenses of $3,172,000 for the first quarter were higher by 19% compared to the corresponding period last year and higher by 9% compared to the fourth quarter of fiscal 2002. As a percent of sales, selling, general and administrative expenses were 21% of revenues in the current quarter compared to 14% of revenues for the corresponding period a year ago and 18% for the fourth quarter of fiscal year 2002. The increased costs in the quarter were due primarily to higher insurance, trade show and bank financing costs offset in part by lower legal expenses in the quarter.

     Company-funded research and development expenses of $1,866,000 for the first quarter increased by $269,000 (17%) compared to the corresponding period last year and decreased by $448,000 or 19% from the fourth quarter of fiscal year 2002. The current quarter expenditures focused on new product initiatives and improvements to address the demands of increased national security needs.

     As part of the private equity placement during the first quarter of 2003, the Company issued 295,475 warrants. Due to certain conversion features of these warrants, that provide cash settlement in certain instances, a liability equal to the Black-Scholes valuation of the warrants at the deal close was recorded on the Company's balance sheet. At June 30, 2002, these warrants were marked to market using Black-Scholes and the change in the valuation of the warrants of $723,000 was recorded as a credit to other income (expense) in the quarter.

     The tax benefits earned in the first quarter of fiscal 2003 have been fully reserved against due to the uncertainty as to whether additional loss carryforwards may ultimately be realized. In assessing the realizibility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Although realization is not assured, the Company expects that deferred tax assets of $3.3 million, net of valuation allowance, at June 30, 2002 will be realized through future earnings. Accordingly, the Company believes that no valuation allowance is required for the remaining deferred tax assets. In the first quarter of fiscal 2002, the Company recorded a tax provision of $58,000.

     The Company incurred a net loss of $909,000 during the first quarter of fiscal 2003. The Company had net income of $99,000 in the first quarter of fiscal 2002 and a net loss of $2,022,000 in the fourth quarter of fiscal 2002.

     LIQUIDITY AND CAPITAL RESOURCES

     On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. These warrants have a five-year life expiring in May of 2007. Proceeds to the Company approximated $18.4 million. The proceeds from this private placement offering will be utilized for general corporate purposes including debt repayment, capital expenditures, and investments in product development and working capital needs.

     Cash and cash equivalents increased by $6,087,000 to $13,678,000 at June 30, 2002 compared to $7,591,000 at March 31, 2002. This increase in cash and cash equivalents was primarily due to proceeds received from the private equity placement and stock option exercises offset by the repayment of the line of credit and increases in inventories and accounts receivable and decreases in certain liabilities. Working capital increased by $18,657,000 (102%) since March 31, 2002, increasing from $18,315,000 to
     $36,972,000 at the end of the first quarter due primarily to the stock and option proceeds received.

     On November 30, 2000, the Company signed two new credit agreements with HSBC Bank USA ("HSBC"). The first agreement was for a $10 million domestic revolving credit facility to support the Company's routine working capital and standby letter of credit needs. The second was a $30 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States ("Ex-Im"), to support the Company's overseas contract, trade finance and working capital needs. The credit facility bears an interest rate of the HSBC Bank USA prime rate or LIBOR plus 2.0% at the Company's option.

     On February 14, 2002, these credit agreements were amended to increase the domestic revolving credit facility to $20 million and to reduce the export credit facility to $20 million. The domestic revolving credit facility as amended provides for maximum borrowings in an amount up to the lower of:
     (a) the sum of 85% of eligible domestic accounts receivable plus the lower of: (i) 40% of eligible raw materials and work-in-process inventory; or;
     (ii) $5 million, or; (b) $20 million. The export credit and security agreement as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 90% of eligible international billed and unbilled accounts receivable, or; (b) $200 million. The agreements expire on November 30, 2002.

     The Company believes that existing cash and cash equivalents balances and the continued availability of the HSBC facility, together with cash generated from operations, will be sufficient to meet the Company's working capital and capital expenditure requirements through the remainder of fiscal 2003. The Company currently plans on refinancing either under the same agreement with HSBC or a similar agreement with a new facility.

     At June 30, 2002, there were no borrowings outstanding against this facility and $3.4 million in letters of credit were in effect against these credit facilities. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank and requires the Company to meet certain financial covenants. As of June 30, 2002, the Company was not in compliance with one of these financial covenants, but has obtained a waiver from the bank for this non-compliance. The Company expects that it will be unable to meet this covenant next quarter; however, the bank to date has been willing to provide a waiver for this noncompliance.

     NEW ACCOUNTING PRONOUNCEMENTS:

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). This statement eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of FAS 145 will be effective for the Company as of the beginning of fiscal year 2004. This statement also amends FAS 13, "Accounting for Leases" and certain other authoritative pronouncements to make technical corrections or clarifications. FAS 145 will be effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 will be effective for financial statements issued after May 15, 2002. The Company is currently evaluating the impact of implementing FAS 145.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002.

     In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets" which supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 was effective for the Company on April 1, 2002 and will be applied prospectively.

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

     In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. ("EG&G") in U.S. District Court in Massachusetts alleging that EG&G infringed on at least two patents owned by the Company and that EG&G has misappropriated certain trade secrets of the Company. In February 1999, the Company filed a related action in the same court against the U.S. Customs Service ("Customs") alleging that Customs had either misappropriated the Company's trade secrets or facilitated their misappropriation by EG&G and that Customs had improperly entered into a contract with EG&G for the acquisition of a product functionally equivalent to MobileSearch(TM) X-ray inspection system. In May 1999, the Court held a hearing on the Company's motion for a preliminary injunction against both Customs and EG&G prohibiting further performance of the contested contract and preventing EG&G from utilizing the Company's trade secrets. In August 1999, the Court issued a ruling denying the request for the preliminary injunction. In December 1999, EG&G filed a motion for summary judgment that EG&G did not misappropriate the Company's trade secrets and in March 2000 EG&G filed a motion for summary judgment that EG&G did not infringe the Company's patents. In February 2001, the court denied EG&G's and the Company's motions for summary judgment. The Company is continuing to pursue its claims against EG&G, but the suit against U.S. Customs Service has been dismissed.

     In a related matter, EG&G has filed a request with the U.S. Patent and Trademark Office ("USPTO") for re-examination of the two patents that currently are at issue in the patent infringement action described above. The Company filed oppositions to the re-examination requests and was advised by the USPTO that the Company's MobileSearch X-ray inspection patent was upheld in all material respects. The Company has also been advised by the USPTO that the Company's patent on its Z(R) Backscatter X-ray inspection technology has been upheld in all material respects. The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on its financial condition or results of operations.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  REPORTS ON FORM 8-K
A report on Form 8-K was filed on May 30, 2002 announcing completion of a private equity placement.

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


                                       AMERICAN SCIENCE AND ENGINEERING, INC.
                                              (Registrant)


Date:  August 14, 2002                 /s/ Andrew R. Morrison
                                       ----------------------------------
                                       Andrew R. Morrison
                                       Vice President, Chief Financial
                                       Officer and Treasurer


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

EXHIBIT INDEX

99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002