Form 10-Q
period 2002-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2002-11-14
CIK 5768

                                    FORM 10Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ___ to

                          Commission File Number 1-6549

                     American Science and Engineering, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Massachusetts                                         04-2240991
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

  829 Middlesex Turnpike
  Billerica, Massachusetts                                     01821
---------------------------                                  ----------
(Address of principal executive offices)                     (Zip Code)

                                 (978) 262-8700
                              ---------------------
              (Registrant's telephone number, including area code)

      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                   Outstanding at
          Class of Common Stock                    September 30, 2002
          ---------------------                    ------------------
          $.66 2/3 par value                         6,827,425

                               Page 1 of 29 Pages
                     The Exhibit Index is Located on Page 20

             AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

Dollars in thousands

                                                                    SEPTEMBER 30,
                                                                        2002        MARCH 31, 2002
                                                                    -------------   --------------
ASSETS        Current assets:
              Cash and cash equivalents                             $      13,385   $        7,591
              Accounts receivable, net of allowances of $108 at
                September 30, 2002 and  $111 at March 31, 2002             10,359            7,216
              Unbilled costs and fees, net of allowances
                of $437 at September 30, 2002 and March 31, 2002            4,738            5,456
              Inventories                                                  20,114           21,013
              Deferred income taxes                                         2,475            2,475
              Prepaid expenses and other current assets                       500              685
                                                                    -------------   --------------
              Total current assets                                         51,571           44,436

              Non-current assets:
              Non-current deferred income taxes                               823              823
              Other assets                                                    154              204
              Patents and other intangibles, net of accumulated
                amortization of $392 at September 30, 2002 and
                $351 at March 31, 2002                                         74              115
              Property and equipment, net of accumulated
                depreciation of $16,425 at September 30, 2002
                and $15,366 at March 31, 2002                               3,852            4,663
                                                                    -------------   --------------

                                                                    $      56,474   $       50,241
                                                                    =============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)

Dollars in thousands

                                                                         SEPTEMBER 30,
                                                                             2002         MARCH 31, 2002
                                                                         -------------    --------------
LIABILITIES &         Current liabilities:
STOCKHOLDERS'         Line of credit                                     $           -    $        9,319
INVESTMENT            Accounts payable                                           4,151             6,557
                      Accrued salaries and benefits                              1,556             1,577
                      Accrued warranty costs                                       585               196
                      Deferred revenue                                             934             1,030
                      Customer deposits                                          6,394             4,875
                      Accrued income taxes                                         768               763
                      Other current liabilities                                  1,511             1,783
                                                                         -------------    --------------
                      Total current liabilities                                 15,899            26,100
                                                                         -------------    --------------
                      Non-current liabilities:
                      Warrant liability                                          1,031                 -
                      Deferred revenue                                           1,000               691
                      Deferred compensation                                         98               109
                      Deferred rent                                                174               212
                                                                         -------------    --------------
                      Total non-current liabilities                              2,303             1,012
                                                                         -------------    --------------
                      Stockholders' investment:
                      Preferred stock, no par value
                        Authorized  - 100,000 shares
                        Issued - none                                                -                 -
                      Common stock, $.66-2/3 par value
                        Authorized - 20,000,000 shares
                        Issued 6,827,425 shares at September 30, 2002
                        and 5,549,478 shares at March 31, 2002                   4,551             3,699
                      Capital in excess of par value                            38,379            22,482
                      Accumulated deficit                                       (4,658)           (3,052)
                                                                         -------------    --------------
                      Total stockholders' investment                            38,272            23,129
                                                                         -------------    --------------
                                                                         $      56,474    $       50,241
                                                                         =============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

Dollars and shares in thousands, except per share amounts

                                                     FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                   -------------------------------     -------------------------------
                                                     SEPT. 30,         SEPT. 30,         SEPT. 30,         SEPT. 30,
                                                       2002              2001              2002              2001
                                                   -------------     -------------     -------------     -------------
Net sales and contract revenues                    $      16,935     $      15,434     $      31,853     $      34,461
Cost of sales and contracts                               13,573            12,050            25,001            26,463
                                                   -------------     -------------     -------------     -------------
Gross profit                                               3,362             3,384             6,852             7,998

Expenses:
  Selling, general and administrative expenses             3,776             2,905             6,948             5,573
  Research and development                                 1,657             1,597             3,523             3,194
                                                   -------------     -------------     -------------     -------------
  Total expenses                                           5,433             4,502            10,471             8,767
                                                   -------------     -------------     -------------     -------------

Operating loss                                            (2,071)           (1,118)           (3,619)             (769)
                                                   -------------     -------------     -------------     -------------

Other income (expense):
  Interest expense                                             -              (121)              (86)             (243)
  Other, net                                               1,374               (46)            2,099              (116)
                                                   -------------     -------------     -------------     -------------
  Total other income (expense)                             1,374              (167)            2,013              (359)
                                                   -------------     -------------     -------------     -------------

Loss before income taxes                                    (697)           (1,285)           (1,606)           (1,128)

Benefit from income taxes                                      -              (488)                -              (430)
                                                   -------------     -------------     -------------     -------------

Net loss                                           $        (697)    $        (797)    $      (1,606)    $        (698)
                                                   =============     =============     =============     =============

Loss per share - Basic                             $       (0.10)    $       (0.16)    $       (0.25)    $       (0.14)
                                                   =============     =============     =============     =============
               - Diluted                           $       (0.10)    $       (0.16)    $       (0.25)    $       (0.14)
                                                   =============     =============     =============     =============

Weighted average shares - Basic                            6,818             5,030             6,395             5,026
                                                   =============     =============     =============     =============
                        - Diluted                          6,818             5,030             6,395             5,026
                                                   =============     =============     =============     =============

        The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Dollars in thousands                                             FOR THE SIX MONTHS ENDED
                                                              -------------------------------
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                                  2002              2001
                                                              -------------     -------------
Cash flows from operating activities:
Net loss                                                      $      (1,606)    $        (698)
Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
   Depreciation and amortization                                      1,098             1,188
   Provisions for contract, inventory, accounts receivable
     and warranty reserves                                              896               106
   Change in fair value of warrants issued                           (2,087)                -
   Changes in assets and liabilities:
      Accounts receivable                                            (3,143)            1,245
      Unbilled costs and fees                                           718             4,776
      Inventories                                                       609               452
      Prepaid expenses, deposits and other assets                       235               271
      Accounts payable                                               (2,406)           (2,460)
      Accrued income taxes                                                5              (422)
      Customer deposits                                               1,519               289
      Deferred revenue                                                  213               (31)
      Accrued expenses and other current liabilities                   (296)           (1,439)
      Non-current liabilities                                           (49)              (38)
                                                              -------------     -------------
   Total adjustments                                                 (2,688)            3,937
                                                              -------------     -------------
Net cash provided by (used for) operating activities                 (4,294)            3,239
                                                              -------------     -------------

Cash flows from investing activities:
   Purchase of property and equipment                                  (246)             (378)
                                                              -------------     -------------
Net cash used for investing activities                                 (246)             (378)
                                                              -------------     -------------

Cash flows from financing activities:
   Borrowing under line of credit                                         -             1,500
   Repayments of line of credit                                      (9,319)                -
   Proceeds from issuance of common stock and warrants               18,423                 -
   Proceeds from exercise of stock options                            1,230                 3
                                                              -------------     -------------
Net cash provided by financing activities                            10,334             1,503
                                                              -------------     -------------

Net increase in cash and cash equivalents                             5,794             4,364
Cash and cash equivalents at beginning of period                      7,591             1,206
                                                              -------------     -------------
Cash and cash equivalents at end of period                    $      13,385     $       5,570
                                                              =============     =============

Supplemental disclosures of cash flow information:
   Interest paid                                              $         124     $         220
   Income taxes paid                                          $           -     $          15
Non-cash transactions:
   Issuance of stock and warrants in lieu of fees             $         382     $         191

The accompanying notes are an integral part of these consolidated financial statements.

             AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES PREPARATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated financial statements included herein have been prepared by American Science and Engineering, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission, and the annual consolidated financial statements are subject to year end audit by independent public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

   The consolidated financial statements, in the opinion of management, include all adjustments necessary, consisting solely of normal recurring adjustments, to present fairly the Company's financial position, results of operations and cash flows. These results are not necessarily indicative of the results to be expected for the entire year.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
     The Company is engaged in the development and manufacture of sophisticated X-ray inspection systems for critical detection and security screening solutions for sale primarily to U.S. and foreign government agencies. The Company has only one reporting segment, X-ray screening products.

     The significant accounting policies followed by the Company and its Subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2002. The Company has made no changes to these policies during this quarter.

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

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002; however, this standard is not expected to have a significant impact.

     In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 was effective for the Company on April 1, 2002 and will be applied prospectively.

2.   INVENTORIES

             Inventories consisted of: (Dollars in         September 30,
             thousands)                                        2002         March 31, 2002
                                                           -------------    --------------
             Raw materials and completed sub-assemblies    $      10,304    $       10,483
             Work in process                                       6,535             7,981
             Finished goods                                        3,275             2,549
                                                           -------------    --------------
             Total                                         $      20,114    $       21,013
                                                           =============    ==============

3.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE
     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company's common stock for the period. For the quarter and six months ended September 30, 2002 and 2001, common stock equivalents of 230,100 and 450,906 and 100,000 and 67,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

    Earnings Per Share                       Three Months Ended                   Six Months Ended
    ------------------                --------------------------------   ---------------------------------
    (in thousands except per share    Sept. 30, 2002    Sept. 30, 2001   Sept. 30, 2002     Sept. 30, 2001
    amounts)                          --------------    --------------   --------------     --------------

    BASIC

    Net loss                          $        (697)    $        (797)    $      (1,606)    $         (698)
                                      -------------     -------------     -------------     --------------
    Weighted average shares                   6,818             5,030             6,395              5,026
                                      -------------     -------------     -------------     --------------
    Basic loss per share              $       (0.10)    $       (0.16)    $       (0.25)    $        (0.14)
                                      -------------     -------------     -------------     --------------
    DILUTED
    Net loss                          $        (697)    $        (797)    $      (1,606)    $         (698)
                                      -------------     -------------     -------------     --------------
    Weighted average shares                   6,818             5,030             6,395              5,026
                                      -------------     -------------     -------------     --------------
    Effect of stock options and
    warrants                                      -                 -                 -                  -
                                      -------------     -------------     -------------     --------------
    Weighted average shares, as
    adjusted                                  6,818             5,030             6,395              5,026
                                      -------------     -------------     -------------     --------------
    Diluted loss per share            $       (0.10)    $       (0.16)    $       (0.25)    $        (0.14)
                                      =============     =============     =============     ==============

4.   BORROWINGS

     On November 30, 2000, the Company signed two credit agreements with HSBC Bank USA ("HSBC"). The first agreement was for a $10 million domestic revolving credit facility to support the Company's routine working capital and standby letter of credit needs. The second was a $30 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States ("Ex-Im"), to support the Company's overseas contract, trade finance and working capital needs. The credit facility bears an interest rate of the HSBC Bank USA prime rate or LIBOR plus 2.0% at the Company's option.

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

     At September 30, 2002, there were no borrowings outstanding against this facility and $4.5 million in letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank and requires the Company to meet certain financial covenants. As of September 30, 2002, the Company was not in compliance with one of these financial covenants, but has obtained a waiver from the bank for this non-compliance for the second quarter.

5.   PRIVATE PLACEMENT OFFERING
     On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance cost. The warrants were immediately vested and have a five-year life expiring in May of 2007. Due to certain conversion features of these warrants which provide for cash settlement under limited circumstances, in accordance with EITF 00-19, the potential cash liability, representing the fair value of the warrants, was recorded as a liability on the balance sheet at May 28, 2002 and the "mark to market" change in the warrants value at September 30, 2002 of $1,364,000 was recorded as other income for the period. The liability of $1,031,000 associated with the warrants is recorded as a non-current liability on the September 30, 2002 balance sheet. The fair market value of the warrants was determined using the Black Scholes pricing model and an assumed volatility of 72% and interest rate of 5%.

             AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     ITEM 2 - RESULTS OF OPERATIONS
     Net sales and contract revenues in the second quarter increased by $1,501,000 (10%) in comparison to the corresponding period a year ago and increased by $2,017,000 (14%) compared to the first quarter of fiscal 2003. The increase in revenues from the prior quarter is due to increased sales of the Company's cargo products and field service revenues partially offset by lower sales of the Company's parcel products. The reduced level of revenues from parcel products is partially attributable to the record parcel product revenues recorded in the prior quarter.

     Net sales and contract revenues for the six month period ended September 30, 2002 decreased by $2,608,000 (8%) compared to the corresponding period a year ago. This decrease in revenues from the prior year is due to reduced volumes in cargo products and field services revenues offset somewhat by a significant increase in the Company's parcel products revenues.

     For the second quarter, cost of sales and contracts increased to $13,573,000 from $12,050,000 in the corresponding period a year ago. Cost of sales and contracts represented 80% of revenues versus 78% for the corresponding period last year and 77% for the first quarter of fiscal year 2003. The cost of sales as a percentage of revenue in the current quarter increased from the corresponding period last year due to the lower margins on certain cargo projects recorded on a percentage of completion basis in addition to charges to cost of sales in the current quarter related to the establishment of reserves for excess cargo inventories.

     Cost of sales and contracts for the six month period ended September 30, 2002 decreased by $1,462,000 (6%) compared to the first six months of the prior year. This decrease is attributable to the decrease in revenues noted above offset somewhat by the lower margins on certain cargo projects and the establishment of reserves for excess cargo inventories in the second quarter of the current fiscal year.

     Selling, general and administrative expenses of $3,776,000 for the second quarter were higher by 30% compared to the corresponding period last year and higher by 19% compared to the first quarter of fiscal 2003. As a percent of sales, selling, general and administrative expenses were 22% of revenues in the current quarter compared to 19% of revenues for the corresponding period a year ago and 21% for the first quarter of fiscal year 2003. The increased costs in the quarter were due primarily to higher insurance and trade show expenses offset in part by lower legal expenses in the quarter.

     Selling, general and administrative expenses of $6,948,000 for the first six months of fiscal year 2003 increased by 25% from the selling, general and administrative expenses of $5,573,000 reported during the first six months of fiscal year 2002. The increased costs were due primarily to higher insurance, trade shows, bid and proposal support and additional personnel in critical areas.

     Company funded research and development expenses of $1,657,000 for the second quarter increased by $60,000 (4%) compared to the corresponding period last year and decreased by $209,000 or 11% from the first quarter of fiscal year 2003. The current quarter expenditures continue to be significant as the Company continues to focus on new product initiatives and improvements to address the demands of increased national security needs.

     Research and development expenses for the six month period ended
     September 30, 2002 were $3,523,000, or 10% above the $3,194,000 incurred in the same period in the prior year. The additional expense is due to the Company's continued commitment to find and develop new product initiatives to address the demands of increased national security needs offset somewhat by the reallocation of engineering resources to meet the requirements of increased bidding and proposal activities.

     As part of the private equity placement during the first quarter of 2003, the Company issued 295,475 warrants. Due to certain conversion features of these warrants, that provide cash settlement in certain instances, a liability equal to the Black-Scholes valuation of the warrants at the deal close was recorded on the Company's balance sheet. At September 30, 2002, these warrants were "marked to market" using Black-Scholes and the change in the valuation of the warrants of $1,364,000 was recorded as a credit to other income (expense) in the quarter. During the first quarter of this fiscal year, this calculation generated a $723,000 credit to other income (expense).

     The potential tax benefits on losses incurred in the first and second quarter of fiscal year 2003 have been fully reserved against due to the uncertainty as to whether additional loss carryforwards may ultimately be realized. In assessing the realizibility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Although realization is not assured, the Company expects that deferred tax assets of $3.3 million, net of valuation allowance, at September 30, 2002 will be realized through future earnings. Accordingly, the Company believes that no valuation allowance is required for the remaining deferred tax assets. In fiscal year 2002, the Company recorded a tax benefit of $488,000 after having recognized a $58,000 tax provision in the first quarter.

     The Company incurred a net loss of $697,000 during the second quarter of fiscal year 2003 as compared to a net loss of $797,000 in the second quarter of fiscal year 2002. During the first six months of fiscal year 2003 the Company reported a loss of $1,606,000 as compared to a loss of $698,000 for the same period in the prior year. The significant factors contributing to these results are noted in the above sections.

     LIQUIDITY AND CAPITAL RESOURCES

     On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. These warrants have a five-year life expiring in May of 2007. Proceeds to the Company approximated $18.4 million. The proceeds from this private placement offering have been and are being utilized for general corporate purposes including debt repayment, capital expenditures, and investments in product development and working capital needs.

     Cash and cash equivalents increased by $5,794,000 to $13,385,000 at September 30, 2002 compared to $7,591,000 at March 31, 2002. This increase in cash and cash equivalents was primarily due to proceeds received from the private equity placement and stock option exercises offset by the repayment of the line of credit and increases in accounts receivable and decreases in certain liabilities. Working capital increased by $17,336,000 (95%) since March 31, 2002, increasing from $18,336,000 to $35,672,000 at the end of the first quarter due primarily to the stock and option proceeds received.

     On November 30, 2000, the Company signed two credit agreements with HSBC Bank USA ("HSBC"). The first agreement was for a $10 million domestic revolving credit facility to support the Company's routine working capital and standby letter of credit needs. The second was a $30 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States ("Ex-Im"), to support the Company's overseas contract, trade finance and working capital needs. The credit facility bears an interest rate of the HSBC Bank USA prime rate or LIBOR plus 2.0% at the Company's option.

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

     The Company currently plans on refinancing either under the same agreement with HSBC or a similar agreement with a new facility; however, there can be no assurance that HSBC will renew the credit agreements or that alternative financing can be obtained. As discussed above, the Company has paid off the amounts outstanding under the domestic credit facilities and management believes the Company's working capital requirements through March 31, 2003 can be met without the line of credit. In addition, to the extent the Company's credit facility is not renewed, it would preclude the Company from obtaining financing through its current secured export credit and security agreement which could negatively impact the Company's ability to support international sales. However, management believes the Company's planned level of sales in 2003 can be achieved without access to export credit.

     At September 30, 2002, there were no borrowings outstanding against this facility and $4.5 million in letters of credit were in effect against these credit facilities. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank and requires the Company to meet certain financial covenants. As of September 30, 2002, the Company was not in compliance with one of these financial covenants, but has obtained a waiver from the bank for this non-compliance.

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

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

     Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002; however, this standard is not expected to have a significant impact.

     In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 was effective for the Company on April 1, 2002 and will be applied prospectively.

     ITEM 4 - CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in reports filed under such Act.

     There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

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

     In a related matter, EG&G filed a request with the U.S. Patent and Trademark Office ("USPTO") for re-examination of the two patents that currently are at issue in the patent infringement action described above. The Company filed oppositions to the re-examination requests and was advised by the USPTO that the Company's MobileSearch X-ray inspection patent was upheld in all material respects. The Company was also advised by the USPTO that the Company's patent on its Z(R) Backscatter X-ray inspection technology has been upheld in all material respects.

     The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on its financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the special meeting held in lieu of the annual meeting of Stockholders of the Company held on September 19, 2002, the stockholders of the Company (1) elected William E. Odom, Roger P. Heinisch, Hamilton W. Helmer, Donald J. McCarren, Ralph S. Sheridan and Carl W. Vogt as directors of the Company to hold office for a one-year term and no other nominations were made; and (2) approved an amendment to adopt the Company's 2002 Combination Stock Option Plan. The votes were as follows:

                                                                            Votes
                                                                         Withheld or
                                                           Votes For       Opposed        Abstentions
                                                           ---------     -----------      -----------
(1) Election of Directors:

William E. Odom                                            5,742,384          56,581

Roger P. Heinisch                                          5,742,384          56,581

Hamilton W. Helmer                                         5,742,384          56,581

Donald J. McCarren                                         5,742,384          56,581

Ralph S. Sheridan                                          4,498,479       1,096,986

Carl W. Vogt                                               5,742,330          56,635

2) Approval of the 2002 Combination Stock Option Plan      4,168,098       1,605,855           25,012

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

10 Employment agreement between the Company and Ralph S. Sheridan, dated July 11, 2002

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  REPORTS ON FORM 8-K

A report on Form 8-K was filed on July 19, 2002 announcing the change of auditors from Arthur Andersen to PricewaterhouseCoopers LLP.

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


                                        AMERICAN SCIENCE AND ENGINEERING, INC.
                                         (Registrant)


     Date   November 14, 2002           /s/ Paul Theodore Owens
                                        --------------------------------------
                                        Paul Theodore Owens
                                        Interim Chief Financial Officer

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

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                            SECTION 302 CERTIFICATION

I, Ralph S. Sheridan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Science and Engineering, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ralph S. Sheridan
---------------------------
Ralph S. Sheridan
President and Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                            SECTION 302 CERTIFICATION

I, Paul Theodore Owens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Science and Engineering, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Paul Theodore Owens
-----------------------------
Paul Theodore Owens
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.     Description

10 Employment Agreement Between the Company and Ralph Sheridan dated July 11, 2002

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.