Form 10-Q
period 2002-12-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2003-02-14
CIK 5768

QuickLinks -- Click here to rapidly navigate through this document

FORM 10Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at December 31, 2002
$.66 2/3 par value	6,857,772

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2002	March 31, 2002
	Dollars in thousands
Assets
Current assets:
Cash and cash equivalents	$12,677	$7,591
Restricted cash	2,021	—
Accounts receivable, net of allowances of $133 at December 31, 2002 and $111 at March 31, 2002	8,289	7,216
Unbilled costs and fees, net of allowances of $437 at December 31, 2002 and March 31, 2002	4,055	5,456
Inventories	18,350	21,013
Deferred income taxes	685	2,475
Prepaid expenses and other current assets	475	685

Total current assets	46,552	44,436
Non-current assets:
Non-current deferred income taxes	2,613	823
Other assets	149	204
Patents and other intangibles, net of accumulated amortization of $386 at December 31, 2002 and $351 at March 31, 2002	54	115
Property and equipment, net of accumulated depreciation of $16,946 at December 31, 2002 and $15,366 at March 31, 2002	3,558	4,663

	$52,926	$50,241

Liabilities & Stockholders' Investment
Current liabilities:
Line of credit	$—	$9,319
Accounts payable	4,260	6,557
Accrued salaries and benefits	1,552	1,577
Accrued warranty costs	588	196
Deferred revenue	1,238	1,030
Customer deposits	2,088	4,875
Other current liabilities	2,912	2,546

Total current liabilities	12,638	26,100

Non-current liabilities:
Warrant liability	1,624	—
Deferred revenue	932	691
Deferred compensation	91	109
Deferred rent	155	212

Total non-current liabilities	2,802	1,012

Stockholders' investment: Preferred stock, no par value Authorized — 100,000 shares Issued — none	—	—
Common stock, $0.66 2/3 par value Authorized — 20,000,000 shares Issued 6,857,772 shares at December 31, 2002 and 5,549,478 shares at March 31, 2002	4,571	3,699
Capital in excess of par value	38,631	22,482
Accumulated deficit	(5,716)	(3,052)

Total stockholders' investment	37,486	23,129

	$52,926	$50,241

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2001
	Dollars and shares in thousands, except per share amounts
Revenues: (see Note 1)
Net product sales and contract revenues	$14,768		$42,572
Net service revenues	2,452		6,501

Total net revenues	17,220	$14,248	49,073	$48,854

Cost of sales and contracts:
Cost of product sales and contracts	11,320		32,426
Cost of service revenues	2,022		5,917

Total cost of sales and contracts	13,342	11,078	38,343	37,686

Gross profit	3,878	3,170	10,730	11,168

Expenses:
Selling, general and administrative	3,055	4,274	10,003	9,847
Research and development	1,342	1,628	4,865	4,822

Total expenses	4,397	5,902	14,868	14,669

Operating loss	(519)	(2,732)	(4,138)	(3,501)

Other income (expense):
Interest income	28	2	81	19
Interest expense	—	(106)	(86)	(366)
Other, net	(567)	(55)	1,479	(171)

Total other income (expense)	(539)	(159)	1,474	(518)

Loss before income taxes	(1,058)	(2,891)	(2,664)	(4,019)
Benefit from income taxes	—	(1,099)	—	(1,529)

Net loss	$(1,058)	$(1,792)	$(2,664)	$(2,490)

Loss per share—Basic	$(0.15)	$(0.35)	$(0.41)	$(0.49)

—Diluted	$(0.15)	$(0.35)	$(0.41)	$(0.49)

Weighted average shares—Basic	6,838	5,174	6,544	5,075

— Diluted	6,838	5,174	6,544	5,075

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31, 2002	December 31, 2001
	Dollars in thousands
Cash flows from operating activities:
Net loss	$(2,664)	$(2,490)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,641	1,774
Provisions for contract, inventory, accounts receivable and warranty reserves	1,008	161
Change in fair value of warrants issued	(1,494)	—
Deferred income taxes	—	(1,084)
Changes in assets and liabilities:
Accounts receivable	(1,098)	(2,621)
Unbilled costs and fees	1,401	4,504
Inventories	2,306	(2,913)
Prepaid expenses, deposits and other assets	265	156
Accounts payable	(2,297)	(677)
Customer deposits	(2,787)	727
Deferred revenue	449	53
Accrued expenses and other current liabilities	505	(867)
Non-current liabilities	(75)	(64)

Total adjustments	(171)	(851)

Net cash used for operating activities	(2,835)	(3,341)

Cash flows from investing activities:
Increase in restricted cash	(2,021)	—
Purchase of property and equipment	(475)	(536)

Net cash used for investing activities	(2,496)	(536)

Cash flows from financing activities:
Borrowing under (repayment of) line of credit	(9,319)	3,300
Repayments of officer's loan	—	640
Proceeds from issuance of common stock and warrants, net	18,415	—
Proceeds from exercise of stock options	1,321	3,568

Net cash provided by financing activities	10,417	7,508

Net increase in cash and cash equivalents	5,086	3,631
Cash and cash equivalents at beginning of period	7,591	1,206

Cash and cash equivalents at end of period	$12,677	$4,837

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES
PREPARATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements included herein have been prepared by American Science and Engineering, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission, and the annual consolidated financial statements are subject to year end audit by independent public accountants. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The Company believes, however, that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

Significant Accounting Policies

        The Company's CargoSearch systems and other cost reimbursable contracts are generally accounted for utilizing the percentage of completion method. Revenues for the Company's parcel systems (systems capable of scanning small parcels and packages) and its Bodysearch system are recognized in accordance with SAB 101. Service revenues for fiscal 2003 are expected to exceed 10% of total revenues and as such have been separately presented for the current year.

        The Company's Export and Security Agreement with HSBC Bank USA requires certain cash balances to be restricted as collateral against outstanding standby letters of credit.

        The Company has evaluated the period over which it expects to realize the benefit of deferred tax assets and accordingly has reclassified a portion of these balances to long-term.

        The significant accounting policies followed by the Company and its Subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2002. The Company has made no changes to these policies during this quarter.

        Certain amounts for fiscal 2002 have been reclassified to conform with the fiscal 2003 presentation.

New Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Company's financial statements. The disclosure requirements of the Interpretation, which are effective for the quarter ended December 31, 2002, are included in Note 6 of this filing.

        In November 2002, the Task Force reached a consensus on Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This guidance is effective for the Company beginning in fiscal 2005 with early application permitted. The Company is currently evaluating the impact of this guidance on its revenue recognition policies.

        In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). This statement eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of FAS 145 will be effective for the Company as of the beginning of fiscal 2004. This statement also amends FAS 13, "Accounting for Leases" and certain other authoritative pronouncements to make technical corrections or clarifications. FAS 145 will be effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 will be effective for financial statements issued after May 15, 2002. The Company is currently evaluating the impact of implementing FAS 145.

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

        In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 was effective for the Company on April 1, 2002.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock- Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123" (FAS 148). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The Company is in the process of assessing the impact of FAS No. 148 on its fiscal 2003 consolidated financial statements.

2.    Inventories

        Inventories consisted of:

	December 31, 2002	March 31, 2002
	(Dollars in thousands)
Raw materials and completed sub-assemblies	$9,916	$10,483
Work in process	5,103	7,981
Finished goods	3,331	2,549

Total	$18,350	$21,013

3.    Income per Common and Common Equivalent Share

        Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company's common stock for the period. For the quarters ended December 31, 2002 and 2001, common stock equivalents of 290,000 and 410,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the nine months ended December 31, 2002 and 2001, common stock equivalents of 748,000 and 294,000 respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
Earnings Per Share	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2001
	(in thousands except per share amounts)
Basic
Net loss	$(1,058)	$(1,792)	$(2,664)	$(2,490)

Weighted average shares	6,838	5,174	6,544	5,075

Basic loss per share	$(0.15)	$(0.35)	$(0.41)	$(0.49)

Diluted
Net loss	$(1,058)	$(1,792)	$(2,664)	$(2,490)

Weighted average shares	6,838	5,174	6,544	5,075
Effect of stock options and warrants	—	—	—	—

Weighted average shares, as adjusted	6,838	5,174	6,544	5,075

Diluted loss per share	$(0.15)	$(0.35)	$(0.41)	$(0.49)

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

        On February 14, 2002, these credit agreements were amended to increase the domestic revolving credit facility to $20 million and to reduce the export credit and security agreement to $20 million. The domestic revolving credit facility as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 85% of eligible domestic accounts receivable plus the lower of: (i) 40% of eligible raw materials and work-in-process inventory; or; (ii) $5 million, or; (b) $20 million. The export credit and security agreement as amended provides for maximum borrowings in an amount up to the lower of: (a) 90% of eligible international billed and unbilled accounts receivable, or; (b) $20 million. This agreement was due to expire on November 30, 2002. These agreements were further amended on November 28, 2002 to reduce the domestic revolving credit facility to $5 million, with maximum borrowings set at the lower of: (a) the sum of 85% of eligible domestic accounts receivable plus the lower of: (i) 40% of eligible raw materials and work-in-process inventory; or; (ii) $2 million, or; (b) $5 million. In addition, the interest rate and certain financial covenants were amended and the expiration date of the facility was extended to February 28, 2003. The Company currently plans on refinancing either under the same agreement with HSBC or a similar agreement with a new facility; however, there can be no assurance that HSBC will renew the credit agreements or that alternative financing can be obtained.

        At December 31, 2002, there were no borrowings outstanding against this facility and $4.6 million in letters of credit were in effect against this credit facility. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank and requires the Company to meet certain financial covenants. As of December 31, 2002, the Company was not in compliance with the earnings covenant, but has obtained a waiver from the bank for this non-compliance for the third quarter.

5.    Private Placement Offering

        On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance cost. The warrants were immediately vested and have a five-year life expiring in May of 2007. Due to certain conversion features of these warrants, that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company's assets, or a tender offer or exchange offer of shares of the Company's stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company's balance sheet. The "mark to market" change in the warrants value at December 31, 2002 of $(592,000) and $1,496,000 was recorded as other income (expense) for the three months and nine months ended December 31, 2002, respectively. The liability of $1,624,000 associated with the warrants is recorded as a non-current liability on the December 31, 2002 balance sheet. The fair market value of the warrants was determined using the Black Scholes pricing model and an assumed volatility of 72% and interest rate of 5%.

6.    Guarantees

        At December 31, 2002, the Company had outstanding $4.6 million of letters of credit outstanding guaranteeing performance on certain large international cargo projects. These letters of credit are issued through the Company's export credit and security agreement (see Note 4) and have expiration dates through March 2004.

        The Company's parcel product line carries a one-year warranty, the costs of which are accrued for at time of shipment. Accrual rates are based upon historical experience over the preceding twelve months and the adequacy of the warranty reserve is evaluated monthly. Warranty experience for the three and nine months ended December 31, 2002 is as follows:

	Three months ended December 31, 2002	Nine months ended December 31, 2002
	(in thousands)
Warranty accrual beginning of period	585	196
Accruals for warranties issued during the period	102	473
Accruals related to pre-existing warranties	—	153
Warranty costs incurred during period	(99)	(234)

Balance at end of period	588	588

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2—Results of Operations

        Total net revenues in the third quarter increased by $2,972,000 (21%) in comparison to the corresponding period a year ago. This increase in the third quarter compared to the prior year is due to increased sales ($2.4 million) of the company's cargo products related to two large fixed site projects that started during the period. Service revenues also increased by $941,000 due to a large fixed price service contract entered into during the year. Parcel revenues declined year on year as the third quarter of fiscal 2002 had increased parcel demand immediately following the events of September 11th.

        Total net revenues for the nine-month period ended December 31, 2002 increased by $219,000 compared to the corresponding period a year ago. This increase is attributable to increased service revenues ($2,275,000) due primarily to new service contracts entered into during the year. This increase is offset by decreased cargo product revenues compared to the prior year due to fewer MobileSearch™ system sales during the current year. Procurements for these systems domestically have been delayed as budgets for Homeland Defense await resolution.

        For the third quarter, total cost of sales and contracts increased to $13,342,000 from $11,078,000 in the corresponding period a year ago. Cost of sales and contracts represented 77% of revenues versus 78% for the corresponding period last year. In the prior year, the Company incurred significant service related costs associated with the Mexico service contract, which was in dispute. The revenue related to these expenditures was recorded in the fourth quarter of fiscal 2002 upon resolution of this dispute. Cost of product sales increased as a percentage of product revenues as compared to the corresponding period in fiscal 2002 as the third quarter of fiscal 2002 had numerous high margin upgrade projects, which are now completed, or near completion.

        Total cost of sales and contracts for the nine-month period ended December 31, 2002 increased to $38,343,000 from $37,686,000 in the corresponding period a year ago. Cost of sales and contracts represented 78% of revenues versus 77% for the corresponding period last year. This increase is attributable to the increase in revenues noted above, as well the $290,000 for inventory write downs related to excess cargo inventories during the current fiscal year. These increased costs are offset somewhat by improved margins in the service area as the Mexico dispute affecting fiscal 2002 margins was resolved in the fourth quarter of fiscal 2002.

        Selling, general and administrative expenses decreased to $3,055,000 for the third quarter of fiscal 2003 from $4,274,000 in the corresponding period a year ago. Selling, general and administrative expenses represented 18% of revenues in the current quarter compared to 30% for the corresponding period last year. In the third quarter of fiscal 2002, the Company incurred significant legal expenses (approximately $1.2 million) related to litigation settled during that quarter which accounted for the majority of the decrease year over year.

        Selling, general and administrative expenses of $10,003,000 for the first nine months of fiscal 2003 increased by 2% over the selling, general and administrative expenses of $9,847,000 reported during the first nine months of fiscal 2002. The increased costs were due primarily to increased insurance ($225,000) consulting ($250,000) and trade and road show expenditures (approximately $150,000) as well as additional personnel in critical areas. This increase was offset by significant legal expenses (approximately $1.3 million) incurred in the prior year.

        Company funded research and development expenses of $1,342,000 for the third quarter decreased by $286,000 (18%) compared to the corresponding period last year and decreased by $315,000 (19%) from the second quarter of fiscal 2003. Current quarter expenditures decreased comparatively as engineering resources had increased utilization on cargo and contract engineering programs during the period.

        Research and development expenses for the nine-month period ended December 31, 2002 were $4,865,000 as compared to $4,822,000 for the corresponding period last year. As a percentage of revenue, research and development expenses were 10% of revenues in each of the nine-month periods completed.

        As part of the private equity placement during the first quarter of 2003, the Company issued 295,475 warrants. Due to certain conversion features of these warrants, that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company's assets, or a tender offer or exchange offer of shares of the Company's stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company's balance sheet. At December 31, 2002, these warrants were "marked to market" using Black- Scholes and the change in the valuation of the warrants of $592,000 was recorded as a debit to other expense in the quarter. During the nine months ended December 31, 2002, this calculation generated a $1,496,000 credit to other income (expense).

        The potential tax benefits on losses incurred in fiscal 2003 have been fully reserved against due to the uncertainty as to whether additional loss carryforwards may ultimately be realized. In assessing the realizibility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Although realization is not assured, the Company expects that deferred tax assets of $3.3 million, net of valuation allowance, at December 31, 2002 will be realized through future earnings. Given the Company's recent losses, the Company continues to monitor the recoverability of deferred tax assets. Should it be determined that it is more likely than not that such assets are not realizable, recording an additional valuation allowance could have a material adverse impact on earnings. In the quarter and nine months ended December 31, 2001, the Company recognized tax benefits of $1,099,000 and 1,529,000 respectively.

        The Company incurred a net loss of $1,058,000 during the third quarter of fiscal 2003 as compared to a net loss of $1,792,000 in the third quarter of fiscal 2002. During the first nine months of fiscal 2003 the Company reported a loss of $2,664,000 as compared to a loss of $2,490,000 for the same period in the prior year. The significant factors contributing to these results are noted in the above sections.

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

        Cash and cash equivalents increased by $5,086,000 to $12,677,000 at December 31, 2002 compared to $7,591,000 at March 31, 2002. This increase in cash and cash equivalents is primarily due to proceeds received from the private equity placement and stock option exercises offset by the repayment of the line of credit and increases in accounts receivable and decreases in certain liabilities. Working capital increased by $15,578,000 (85%) since March 31, 2002, increasing from $18,336,000 to $33,914,000 at December 31, 2002 due primarily to the stock and option proceeds received.

        On November 30, 2000, the Company signed two credit agreements with HSBC Bank USA ("HSBC"). The first agreement was for a $10 million domestic revolving credit facility to support the

Company's routine working capital and standby letter of credit needs. The second was a $30 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States ("Ex-Im"), to support the Company's overseas contract, trade finance and working capital needs. The credit facility bears an interest rate of the HSBC Bank USA prime rate or LIBOR plus 2.0% at the Company's option. On February 14, 2002, these credit agreements were amended to increase the domestic revolving credit facility to $20 million and to reduce the export credit facility to $20 million. The domestic revolving credit facility as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 85% of eligible domestic accounts receivable plus the lower of: (i) 40% of eligible raw materials and work-in-process inventory; or; (ii) $5 million, or; (b) $20 million. The export credit and security agreement as amended provides for maximum borrowings in an amount up to the lower of: (a) the sum of 90% of eligible international billed and unbilled accounts receivable, or; (b) $20 million. These agreements were further amended on November 28, 2002 to reduce the domestic revolving credit facility to $5 million, with maximum borrowings set at the lower of: (a) the sum of 85% of eligible domestic accounts receivable plus the lower of: (i) 40% of eligible raw materials and work-in-process inventory; or; (ii) $2 million, or; (b) $5 million. In addition, the interest rate and certain financial covenants were amended and the expiration date of the facility was extended to February 28, 2003.

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

        At December 31, 2002, there were no borrowings outstanding against this facility and $4.6 million in letters of credit were in effect against these credit facilities. The Company's credit facility restricts the payment of dividends, except in shares of the Company's stock, without consent of the bank and requires the Company to meet certain financial covenants. As of December 31, 2002, the Company was not in compliance with its earnings covenant but has received a waiver from the bank on this non-compliance.

        The Company conducts its business worldwide with certain contracts situated in the Middle East. Increased hostilities in this region could potentially result in project delays and/or increased costs, which could adversely affect the Company's financial results in future periods.

New Accounting Pronouncements:

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is reviewing the provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, but does not expect it to have a material impact on the Company's financial statements. The disclosure requirements of the Interpretation, which are effective for the quarter ended December 31, 2002, are included in Note 6 of this filing.

        In November 2002, the Task Force reached a consensus on Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. This guidance is effective for American Science and Engineering, Inc. beginning in Fiscal 2005 with early application permitted. The Company is currently evaluating the impact of this guidance on its revenue recognition policies.

        In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). This statement eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they are both unusual in nature and infrequent in occurrence. This provision of FAS 145 will be effective for the Company as of the beginning of fiscal 2004. This statement also amends FAS 13, "Accounting for Leases" and certain other authoritative pronouncements to make technical corrections or clarifications. FAS 145 will be effective related to the amendment of FAS 13 for all transactions occurring after May 15, 2002. All other provisions of FAS 145 will be effective for financial statements issued after May 15, 2002. The Company is currently evaluating the impact of implementing FAS 145.

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

        In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" which supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" and provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in FAS No. 121, to be applied to all long-lived assets including discontinued operations. FAS No. 144 was effective for the Company on April 1, 2002.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock- Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123" (FAS 148). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The Company is in the process of assessing the impact of FAS No. 148 on its fiscal 2003 consolidated financial statements.

Item 4—Controls and Procedures

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

        In a related matter, EG&G filed a request with the U.S. Patent and Trademark Office ("USPTO") for re-examination of the two patents that currently are at issue in the patent infringement action described above. The Company filed oppositions to the re-examination requests and was advised by the USPTO that the Company's MobileSearch X-ray inspection patent and the Company's patent on its Z® Backscatter X-ray inspection technology were both upheld in all material respects. The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that it is remote that the ultimate resolution of these matters will have a material adverse impact on its financial condition or results of operations.

Item 6—Exhibits and Reports on Form 8-K

(a)
Exhibits

10 (c)(xii)	Employment agreement between the Company and Paul Theodore Owens dated December 12, 2002
10(d)(v)	Amended Revolving Loan and Security Agreement between American Science and Engineering, Inc. and HSBC bank dated November 28, 2002
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

AMERICAN SCIENCE AND ENGINEERING, INC. (Registrant)
Date February 14, 2003	Paul Theodore Owens Chief Financial Officer

Safe Harbor Statement

        The foregoing 10-Q contains statements concerning the Company's financial performance and business operations, which may be considered "forward-looking" under applicable securities laws.

        The Company wishes to caution readers of this Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

        Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: Project delays or increased costs associated with prolonged international conflict, especially in light of the current situation in Iraq; significant reductions or delays in procurements of the Company's systems by the United States Government; disruption in the supply of any sole-source component incorporated into the Company's products (of which there are several); litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; the ability of governments and private organizations to fund purchases of the Company's products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management systems, to accommodate any future growth. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption "Forward-Looking Information and Factors Affecting Future Performance" in the Company's Registration Statement on Form 10-K.

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

Date: February 14, 2003
/s/ RALPH S. SHERIDAN Ralph S. Sheridan President and Chief Executive Officer

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

Date: February 14, 2003
/s/ PAUL THEODORE OWENS Paul Theodore Owens Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10(c)(xii)	Employment agreement between the Company and Paul Theodore Owens dated December 12, 2002
10(d)(v)	Amended Revolving Loan and Security Agreement between American Science and Engineering, Inc. and HSBC bank dated November 28, 2002
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES PART I—FINANCIAL INFORMATION CONSOLIDATED BALANCE SHEETS (Unaudited)
AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES PART I—FINANCIAL INFORMATION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
PREPARATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 2—Results of Operations
  Item 4—Controls and Procedures
Part II—Other Information
  Item 1—Legal Proceedings
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
EXHIBIT INDEX