Form 10-K/A
period 2003-03-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2003-07-29
CIK 5768

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        This Form 10-K/A to the 2003 Form 10-K of American Science and Engineering, Inc. is being filed to report the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K.

        The aggregate market value of voting stock held by non-affiliates of the registrant on July 15, 2003 was $68,880,555.

        6,936,323 shares of Registrant's Common Stock were outstanding on July 15, 2003.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors and Executive Officers of the Company as of July 15, 2003.

Name	Age	Positions and Offices of Company Held	Date Assumed Each Position
DIRECTORS
William E. Odom	71	Director Chairman	September 1996 September 1998
Roger P. Heinisch	65	Director Interim President and Chief Executive Officer	August 1999 May 2003
Hamilton W. Helmer	56	Director	February 1993
Donald J. McCarren	63	Director	February 1993
Ernest J. Moniz	58	Director	October 2002
Ralph S. Sheridan	53	Director Former President & CEO	January 1994 September 1993— May 2003
Carl W. Vogt	67	Director	June 1997
EXECUTIVE OFFICERS (Who are not also Directors)
Ralph G. Foose	59	Vice President, Operations	September 1999
Roger P. Heinisch	65	Director Interim President and Chief Executive Officer	August 1999 May 2003
Paul Theodore Owens	50	Vice President, Treasurer and Chief Financial Officer	October 2002

        All Directors hold office until the next annual meeting of Stockholders and until their successors are duly elected and qualified. No family relationship exists between any of the listed Directors and Executive Officers.

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

        Dr. Roger P. Heinisch is currently serving as Interim President and CEO of AS&E and has served on the Company's Board of Directors since August 1999. In 1968 Dr. Heinisch joined the Honeywell Corporation where he served in various scientific and engineering positions before becoming Director of Research in 1978. In 1980, Dr. Heinisch became the Director of the Systems and Research Center and was named Vice President of the Center in 1982. He became Vice President of Honeywell's Flight Systems Operations in 1985. In 1988, Dr. Heinisch was appointed Corporate Vice President of

Advanced Technology. In 1990, he became Vice President of Materials and Manufacturing for the Defense Systems group. When Alliant Techsystems was spun off from Honeywell in 1991, he assumed the position of Vice President, Engineering with the new company. From 1995 until April of 1997 he also assumed responsibility for Information Systems and Technology at Alliant. Dr. Heinisch is a former member of the Army Science Board and has been a member of various Department of Defense review panels and technical boards. Currently, Dr. Heinisch serves on the boards of Theseus Logic Inc., Third Wave Systems and Point Cloud. Dr. Heinisch holds a B.S. in Nuclear Engineering from Marquette University, a M.S. in Nuclear Engineering from Marquette University and a Ph.D. in Engineering Science from Purdue University. In addition, Dr. Heinisch has been recognized as an Outstanding Engineering Alumnus of Marquette and a Distinguished Engineering Alumnus of Purdue.

        Dr. Hamilton W. Helmer is a Managing Director of Strategy Capital, an investment firm utilizing Strategic Arbitrage™. Previously Dr. Helmer was a business strategist first with Bain & Company and then with his own firm, Helmer & Associates. Dr. Helmer received his Ph.D. in Economics from Yale University in 1978 and his BA from Williams College in 1969.

        Dr. Donald J. McCarren is President of D&A Consulting, Inc., a consulting organization, focused on the healthcare industry. Previously he was President and CEO of an early stage; privately held, functional genomic research organization, AlphaGene, Inc. Dr. McCarren has also served as President of the National Center for Genome Resources, a non-profit corporation located in Santa Fe, New Mexico, which supports genome projects with expertise in bioinformatics. Prior to assuming that position in 1997, Dr. McCarren was the founder of Tacora Corporation, a medical technology company located in Seattle, Washington. From July 1992 to June 1994, he was President and Chief Operating Officer of ImmunoGen, Inc., a company focused on the delivery of small molecules using monoclonal antibodies to target cancer. Prior to that, Dr. McCarren spent almost nine years at Erbamont N.V. serving as President (1990 to 1992) of the Adria Laboratories Division of Erbamont N.V. in Columbus, Ohio, and Corporate Vice President of Worldwide Marketing and Business Development (1989 to 1990) and Vice President of Far East and Austral-Asian Operations (1986 to 1989). Dr. McCarren spent his earlier career with Abbott International, Pfizer International, Merck International and Warner Lambert. Dr. McCarren has earned an MBA and holds a Ph.D. in Developmental Economics.

        Dr. Moniz is a Professor of Physics at the Massachusetts Institute of Technology where he has served on the faculty since 1973. At MIT, he served as Head of the Department of Physics and Director of the Bates Linear Accelerator Center. From October 1997 to January 2001, he was Undersecretary of the Department of Energy, responsible for the Offices of Science; Fossil Energy; Energy Efficiency and Renewable Energy; Nuclear Energy, Science and Technology; Environmental Management; and Civilian Radioactive Waste Management. He was the Department's lead negotiator for cooperative programs with Russia dealing with nuclear weapons material control and disposition. Dr. Moniz also served from 1995 to 1997 as Associate Director for Science in the Office of Science and Technology Policy in the Executive Office of the President. He previously served as a Director of AS&E from 1990 to 1995. Dr. Moniz holds a Bachelor of Science degree in physics from Boston College, a doctorate in theoretical physics from Stanford University, and honorary doctorates from the University of Athens and the University of Erlangen-Nurenburg. Dr. Moniz is a fellow of the American Association for the Advancement of Science, the Humboldt Foundation, and the American Physical Society and is also a member of the Council on Foreign Relations. He is a senior associate of the Washington Advisory Group and serves on the Boards of the Gas Technology Institute, Nexant, Inc., and the Center for the Advancement of Energy Markets.

        Mr. Ralph S. Sheridan was President and Chief Executive Officer of the Company from September 1993 through May 2003, and in January of 1994, he was elected a Director. Prior to joining the Company, Mr. Sheridan ran his own consulting and investment firm, Value Management Corporation, in Waltham, Massachusetts. Prior to that, Mr. Sheridan was President and CEO (1988-1989) and Vice President of Marketing and Operations (1987-1988) of HEC Energy Corp., in

Boston, Massachusetts. Before joining HEC, Mr. Sheridan held the position of Vice President of Operations for the Engineered Systems and Controls Group (1984-1986) and Vice President of Corporate Business Development (1981-1984) at Combustion Engineering, Inc. in Stamford, Connecticut. Before this, Mr. Sheridan spent three years with W. R. Grace and five years with Continental Group in a number of jobs of increasing responsibility and scope including business development and international operations. Mr. Sheridan holds a B.S. in Chemistry and an M.B.A., both from Ohio State University. He has been an active member on the American Electronics Association Board of Directors. In addition, Mr. Sheridan serves as Chairman of the Public Safety and Justice Board of Advisors for RAND, a nonprofit institution that helps improve policy and decision-making through research and analysis.

        Mr. Carl W. Vogt was elected to the Board in June 1997. He is of counsel (formerly a senior partner) in the Washington, D.C. office of the international law firm of Fulbright & Jaworski. Mr. Vogt has been with that firm since 1966, with various periods away from the firm to perform government service. In 1992, he was appointed by President Bush as the Chairman of the National Transportation Safety Board, where he served until 1994. Mr. Vogt earned his bachelor's degree from Williams College and his law degree from the University of Texas Law School.

        Mr. Foose joined AS&E as Vice President of Operations after three years as President and Chief Financial Officer of Sight in Systems, a software manufacturing company. Prior to his work at Sight in Systems, Mr. Foose was President of IRD Mechanalysis where he led a company turnaround. In 1986 Mr. Foose joined Combustion Engineering as President of Taylor Instrument Systems. During his six-year tenure, the Company grew its Distributed Control Systems business from $20 million in annual sales to $150 million, while spinning the Company's Instrument business (about $80 million) into a separate division. After the purchase of its parent company, Combusion Engineering, by ABB, Mr. Foose became a member of the management team that led to the merging of the Taylor businesses into ABB's existing instrument and controls company. Early on in his career, Mr. Foose held various technical consulting and managerial positions with Booz-Allen Hamilton, AccuRay Corporation and NASA. Mr. Foose holds a B.S. in Electrical Engineering from Florida Institute of Technology and an M.S. in Computer Science from Ohio State University.

        Mr. Paul Theodore Owens joined the Company in October 2002 as Vice President, Treasurer and Chief Financial Officer. Before joining AS&E, Mr. Owens served as the Chief Financial Officer of Circe Biomedical, Inc. in 2002, as Chief Financial Officer of Surgency, Inc. from 2000 to 2001, and as Chief Financial Officer of Marathon Biopharmaceuticals, LLC from 1997 to 1999. In 1993, Mr. Owens founded Brown, Thompson & Company, a consulting firm that provided a broad range of financial and administrative support services to emerging high-technology companies, and acted as principal of the firm until he joined Marathon in 1997. From 1986 to 1993, Mr. Owens was employed by Groundwater Technology, Inc., an environmental industry leader in the assessment and remediation of contaminated soil and groundwater, where he first served as the Senior Vice President, Treasurer and Chief Financial Officer and then as Senior Vice President of International Operations. Mr. Owens holds a B.A. degree from Georgetown University and a M.B.A. degree from Boston University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires certain persons, including the Company's directors, executive officers and beneficial holders of more than 10% of the Company's Common Stock to file initial reports of beneficial ownership of the Company's securities and reports of changes in beneficial ownership with the Securities and Exchange Commission. For fiscal year 2003, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except as follows: (i) an initial report of ownership for Paul Theodore Owens was filed late.

 ITEM 11. EXECUTIVE COMPENSATION

        The following chart provides information concerning compensation paid by the Company during the year ended March 31, 2003 to the Chief Executive Officer and each of the four most highly compensated executive officers of the Company whose aggregate compensation exceeded $100,000 ("Named Executive Officers").

SUMMARY COMPENSATION

Long-Term Compensation
Annual Compensation
Name and Principal Position	Fiscal Year				Option Awards(#)	All other Compensation ($)(1)
		Salary($)		Bonus($)
Ralph S. Sheridan(3) Former President and CEO	2003 2002 2001	362,000 270,000 275,000	(7)	— — —	225,000 — —	56,000 1,162,000 5,000
Joseph Callerame(4) Former Vice President, CTO	2003 2002 2001	210,000 210,000 212,000		— — —	— 20,000 —	2,000 30,000 3,000
Reed Clark(5) Former Vice President, International Marketing	2003 2002	200,000 138,000	(2)	— —	8,000 —	—
Ralph G. Foose Vice President, Operations	2003 2002 2001	222,000 200,000 207,000		— — —	— 40,000 —	10,000 8,000 10,000
Edwin L. Lewis(6) Former Vice President, General Counsel	2003 2002 2001	180,000 180,000 182,000		— 10,000 10,000	— — 10,000	63,000 3,000 3,000

(1)
All Other Compensation includes the gain earned on the exercise of non-qualified or incentive stock options, taxable life insurance premiums paid by the Company, and, for Mr. Sheridan, a leased automobile.

(2)
The indicated year was a year of partial employment with the Company for the named executive.

(3)
Mr. Sheridan ceased to serve as President and CEO in May 2003.

(4)
Mr. Callerame began a leave of absence in April 2003.

(5)
Mr. Clark ceased to serve as Vice President, International Marketing in June 2003.

(6)
Mr. Lewis resigned in April 2003.

(7)
Includes $77,000 of accumulated vacation benefits paid in cash.

        Mr. Sheridan had an employment contract with the Company that provided for his employment as President and Chief Executive Officer, and as a Director, through September 2005, at an annual salary of $300,000, subject to annual review, plus performance bonuses tied to specific accomplishments. This contract replaced Mr. Sheridan's prior contract with the Company that expired in September 2002.

        Under the contract, Mr. Sheridan was eligible to receive an annual bonus of up to $300,000 in each contract year, based on his accomplishment of goals established by the Compensation Committee. In addition, the Company granted Mr. Sheridan options to purchase 225,000 shares of the Company's

Common Stock at an exercise price of $10.30 per share, the fair market value of the Company's Common Stock on the date of grant. The options became exercisable at the rate of 75,000 options per year on the first three anniversaries of the grant. Mr. Sheridan recognized no income upon the issuance of the options. When exercised, ordinary income in an amount equal to the difference between the fair market value of the Common Stock received upon the exercise of the option and the amount paid for the Common Stock is recognized by Mr. Sheridan. At that time, the Company will be allowed a deduction equal to the amount recognized as ordinary income by Mr. Sheridan. The options provided that to the extent that exercise of an option would give rise to compensation expense that the Company reasonably expects will not be deductible for tax purposes in any given taxable year pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, the number of shares as to which the options may be exercised during that taxable year shall be limited.

        In addition Mr. Sheridan was entitled to receive the same benefits as other senior executives of the Company, as well as the use of a car.

        Mr. Sheridan's contract stipulated that in the event that Mr. Sheridan's employment with the Company were terminated without "Cause", or by him for "Good Reason" (as defined in the employment contract), he would receive twelve months' pay and any previously earned bonuses. In the event that Mr. Sheridan's employment with the Company were terminated for "Cause", or by him other than for "Good Reason" (as defined in the employment contract), or by his death or disability, he would not be entitled to receive any salary beyond the date of termination, and he would only be entitled to receive previously earned bonuses if the termination were caused by death or disability.

        Mr. Sheridan's employment was terminated without "Cause" and he ceased to be an employee in May of 2003. The Company has appointed Roger Heinisch as interim President and Chief Executive Officer pending appointment of a permanent successor to Mr. Sheridan.

        Each of the Named Executive Officers had an agreement with the Company granting severance payments equal to one year's salary if he was terminated in connection with a change of control of the Company as defined in the agreement. The agreements also provided that if he was terminated for any reason other than "Cause" as defined in the agreement, he would be entitled to receive an amount equal to at least six months salary.

OPTION GRANTS IN THE LAST FISCAL YEAR

        The following table provides information on option grants in the fiscal year ended March 31, 2003 to the Named Executive Officers.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		% of Total Options Granted to All Employees
	Options Granted		Exercise Price	Expiration Date
					5%/year	10%/year
Ralph S. Sheridan	225,000	31.96%	$10.30	9/19/12	$1,457,000	$3,693,000
Edwin L. Lewis	20,000	2.8%	$11.90	2/13/13	150,000	379,000

        Mr. Callerame, Mr. Clark, and Mr. Foose received no option grants in fiscal 2003.

 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

        The following table sets for the information for the Named Executive Officers with respect to options exercised during the fiscal year ended March 31, 2003 and the value of options held as of March 31, 2003 by such persons.

			Number of Unexercised Options at Fiscal Year End— March 31, 2003
					Value of Unexercised In- The-Money Options at Fiscal Year End— March 31, 2003(1)
	Shares Acquired on Exercise (#)
		Value Realized ($)	Exercisable (#)	Unexercisable (#)
					Exercisable ($)	Unexercisable ($)
Ralph S. Sheridan	8,000	$48,080	500,000	225,000	$326,000	—
Joseph Callerame	—	—	53,667	13,333	—	—
Ralph G. Foose	—	—	40,000	40,000	$20,000	—
Edwin L. Lewis	5,000	$59,921	45,000	20,000	$54,375	—
Reed O. Clark	—	—	16,667	33,333	$26,667	$53,333

(1)
The value of in-the-money options for the Company represents the positive spread between the exercise price of the stock options and the closing price of the Common Stock as of March 31, 2003 which was $8.00 per share.

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

Compensation Committee Interlocks and Insider Participation

        During the fiscal year ended March 31, 2003, the Company's Compensation Committee consisted of General William Odom and Mr. Carl Vogt. No reportable relationship existed with respect to any member of the Compensation Committee.

Board Compensation Committee Report on Executive Compensation

        The Compensation Committee of the Board of Directors (consisting of two independent Directors) has sole responsibility for compensation issues relating to the Chief Executive Officer. Compensation practices and policies for the other executive officers are set by the Chief Executive Officer with the advice of the Compensation Committee.

        The Board of Directors signed a new employment contract with Mr. Sheridan in July 2002 that provided for his employment as President and Chief Executive Officer, through September 2005, at an annual salary of $300,000, subject to annual review, plus performance bonuses tied to specific accomplishments. This contract replaced Mr. Sheridan's prior contract with the Company that expired in September 2002.

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

        Also in keeping with its performance-based compensation philosophy, the Company has an incentive compensation program for all executives who report directly to the Office of the President. Under this new policy, these executives receive a specified portion of their total compensation (ranging from 10% to 50%) based upon two factors: their completion of agreed upon goals and objectives, and the performance of the entire Company.

        Report Submitted By: William Odom and Carl Vogt

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

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the number of shares of the Company's voting stock beneficially owned (as determined under the rules of the SEC) directly or indirectly as of July 15, 2003 by (i) each current director of the Company; (ii) each executive officer and former executive officer of the Company named in the Summary Compensation Table above; (iii) all current directors and executive officers of the Company as a group; and (iv) each person who is known to the Company to beneficially own more than five percent (5%) of the outstanding shares of any class of the Company's voting stock, as well as the percentage of the outstanding voting stock represented by each such amount. The information in the table is based on information available to the Company. The total number of shares of Common stock outstanding as of July 15, 2003 was 6,936,323. Consistent with the rules of the Securities and Exchange Commission, the table below lists the ownership of the executive officers of the Company named in the Summary Compensation Table, although Messrs. Sheridan, Callerame, Clark and Lewis are no longer serving as executive officers of the Company. The information regarding beneficial ownership of directors and executive officers as a group represents beneficial ownership of the Company's current directors and executive officers.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Joseph Callerame	59,600	(3)
Reed O. Clark	585	(3)
Ralph G. Foose	81,435	1.2%
Roger P. Heinisch	20,000	(3)
Hamilton W. Helmer	46,000	(3)
Edwin L. Lewis	1,453	(3)
Donald J. McCarren	69,581	1.0%
Ernest J. Moniz	2,614	(3)
William E. Odom	51,000	(3)
Paul Theodore Owens	—	—
Ralph S. Sheridan(4)	762,959	10.2%
Carl W. Vogt	45,166	(3)
Current Directors and Officers as a Group (9 persons)	1,078,755	14.0%
Essex Management Co., Inc.(5)	612,935	8.8%
FMR Corp.(6)	535,000	7.7%

(1)
Unless otherwise indicated, the address of all persons listed above is c/o American Science and Engineering, Inc., 829 Middlesex Turnpike, Billerica, MA 01821.

(2)
Includes shares that may be acquired under stock options and warrants exercisable within sixty days after the date of this table, as follows: Dr. Callerame—53,667; Mr. Foose—60,000; Dr. Heinisch—14,000; Dr. Helmer—42,000; Dr. McCarren—47,000; Lt. Gen. (Ret.) Odom—28,000; Mr. Sheridan—548,699; Mr. Vogt—21,000; and all Current Directors and Officers as a group—760,699. All ownership reported herein includes sole voting and investment power.

(3)
Amount owned constitutes less than one percent.

(4)
Mr. Sheridan's address is 79 Byron Road, Weston, MA 02193

(5)
Essex Management Co. Inc.'s address is 125 High Street, Boston, MA 02110.

(6)
FMR Corp.'s address is 82 Devonshire Street, Boston, MA 02109.

        Equity Compensation Plan information and table can be found in Item 5 of this report.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        No items noted.

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

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS, AND REPORTS ON FORM 8-K

Financial Statement Schedules and Exhibits

        The financial statements and schedules listed in the Index to Consolidated Financial Statements and Schedule on page 38 are filed as part of this report, and such Index is incorporated in this Item by reference.

        The exhibits listed in the Exhibit Index on page 66 are filed as part of this report, and such Index is incorporated in this Item by reference.

Reports on Form 8-K

        Reports on Form 8-K. There were no reports on Form 8-K filed during the fourth quarter of the fiscal year covered by this report.

AMERICAN SCIENCE AND ENGINEERING, INC., AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

        (Submitted in answer to Item 8 and Item 15 of Form 10-K, Securities and Exchange Commission)

PAGE
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors	39
Consolidated Balance Sheets — March 31, 2003 and 2002	41
Consolidated Statements of Operations For the Years Ended March 31, 2003, 2002 and 2001	42
Consolidated Statements of Stockholders' Investment For the Years Ended March 31, 2003, 2002 and 2001	43
Consolidated Statements of Cash Flows For the Years Ended March 31, 2003, 2002 and 2001	44
Notes to Consolidated Financial Statements	45
CONSOLIDATED SUPPLEMENTARY FINANCIAL INFORMATION
Unaudited quarterly consolidated financial data for the years ended March 31, 2003 and 2002	60
FINANCIAL STATEMENT SCHEDULE
Report of Independent Auditors on Financial Statement Schedule	61
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended March 31, 2003, 2002 and 2001	62

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

AMERICAN SCIENCE AND ENGINEERING, INC.
DATED: July 29, 2003	By:	/s/ ROGER P. HEINISCH
Roger P. Heinisch Interim President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROGER P. HEINISCH Roger P. Heinisch	Director and Interim President and Chief Executive Officer (Principal Executive Officer)	July 29, 2003
/s/ PAUL THEODORE OWENS Paul Theodore Owens	Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	July 29, 2003
/s/ HAMILTON W. HELMER Hamilton W. Helmer	Director	July 29, 2003
/s/ DONALD J. MCCARREN Donald J. McCarren	Director	July 29, 2003
/s/ ERNEST J. MONIZ Ernest J. Moniz	Director	July 29, 2003
/s/ WILLIAM E. ODOM William E. Odom	Chairman of the Board, Director	July 29, 2003
/s/ RALPH S. SHERIDAN Ralph S. Sheridan	Director	July 29, 2003
/s/ CARL W. VOGT Carl W. Vogt	Director	July 29, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Section 302 Certification

        I, Roger P. Heinisch, certify that:

1.
I have reviewed this amended annual report on Form 10-K/A of American Science and Engineering, Inc.;

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

Date: July 29, 2003	/s/ ROGER P. HEINISCH Roger P. Heinisch Interim President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Section 302 Certification

        I, Paul Theodore Owens, certify that:

1.
I have reviewed this amended annual report on Form 10-K/A of American Science and Engineering, Inc.;

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

Date: July 29, 2003	/s/ PAUL THEODORE OWENS Paul Theodore Owens Vice-President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (and Statement of Incorporation by Reference, If Applicable)	Page Number (If Filed)
(3)(a)	Restated Articles of Organization of the Company (filed as an Exhibit to Company's Annual Report on Form 10-K for the year ended September 30, 1967, and incorporated herein by reference)
(3)(b)	Articles of Amendment to Restated Articles of Organization of Company (filed as Exhibit 2(a)(ii)(B) to the Company's Registration Statement on Form S-7, No. 2-56452, filed May 25, 1976, and incorporated herein by reference)
(3)(c)	Articles of Amendment to Restated Articles of Organization of Company (filed as Exhibit 12 to the Company's Annual Report on Form 10-K for the year ended March 31, 1976, and incorporated herein by reference)
(3)(d)	By-laws of Company, as amended (filed as Exhibit 2(a)(iii) to Company's Registration Statement on Form S-7, No. 2-56452, filed May 25, 1976, and incorporated herein by reference)
(4)	Shareholders Rights Plan (filed as Exhibit to the Company's filing on Form dated , 1992 and incorporated herein by references)
(10)(a)(iv)	Amendment to Deferred Compensation Plans for Ismael Escobar and Herman Feshbach (filed as Exhibit 7 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1980, and incorporated herein by reference)
(10)(a)(v)	Deferred Compensation Plan for Marie Spaulding (filed as Exhibit (10)(a)(v) to the Company's Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)
(10)(b)(ix)	1996 Stock Plan For Non-Employee Directors (filed as Exhibit 99 to the Company's Registration Statement on Form S-8, File No. 333-09257, filed on July 31, 1996, and incorporated herein by reference)
(10)(b)(x)	Executive Equity Incentive Plan (filed as Exhibit 99 to the Company's Registration Statement on Form S-8, File No. 333-27929, filed on May 28, 1997 and incorporated herein by reference)
(10)(b)(xi)	Reload Option Plan (filed as Exhibit (10)(b)(xi) to the Company's Annual Report on Form 10-K for the year ended March 28, 1997 and incorporated herein by reference)
(10)(b)(xii)	1997 Non-Qualified Stock Option Plan (filed as Exhibit 99 to the Company's Registration Statement on Form S-8, File No. 333-27927, filed on May 28, 1997 and incorporated herein by reference)
(10)(b)(xiii)	1998 Non-Qualified Stock Option Plan (filed as Exhibit (10) (b) (xiii) to the Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference)
(10)(b)(xv)*	Employment Agreement between the Company and Dr. Joseph Callerame dated May 6, 1998, (filed as Exhibit (10) (b) (xv) to the Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference)

(10)(c)(i)	Lease of Billerica property (filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)
(10)(c)(ii)	Amendment to Lease of Billerica property (filed as to the Company's Annual Report on Form 10-K for the year ended March 28, 1997 and incorporated herein by reference)
(10)(c)(iii)	Lease of 33 Manning Road, Billerica, MA
(10)(c)(iv)	1999 Combination Stock Option Plan (filed as Exhibit 99 to the Company's Registration Statement on Form S-8, File No. 333-91801, filed on November 30, 1999 and incorporated herein by reference).
(10)(c)(v)	2000 Combination Stock Option Plan (filed as Exhibit 99 to the Company's Registration Statement, filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on August 18, 2000 and incorporated herein by reference)
(10)(c)(vi)	2002 Combination Stock Option Plan (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-102338, filed on January 3, 2003 and incorporated herein by reference)
(10)(c)(vii)*	Employment Agreement between the Company and Edwin L. Lewis dated February 3, 2000.
(10)(c)(viii)	Sub-lease from the Company of 30 Manning Road, Billerica, Massachusetts (filed as Exhibit (10)(c)(viii) to the Annual Report on Form 10-K for the year ended March 31, 2000, and incorporated herein by reference).
(10)(c)(ix)*	Employment Agreement between the Company and Richard Mastronardi dated August, 2000
(10)(c)(x)*	Employment Agreement between the Company and Andrew R. Morrison dated May 30, 2001
(10)(c)(xi)*	Employment Agreement between the Company and Reed Clark dated July 23, 2001
(10)(c)(xii)*	Employment Agreement between the Company and Ralph Foose dated February 11, 2002
(10)(c)(xiii)*	Employment Agreement between the Company and Ralph Sheridan dated July 11, 2002
(10)(c)(xiv)*	Employment Agreement between the Company and Paul Theodore Owens dated December 12, 2002
(10)(d)(i)	Export Credit and Security Agreement between American Science & Engineering and HSBC Bank USA
(10)(d)(ii)	Revolving Loan and Security Agreement between American Science & Engineering, Inc. and HSBC Bank USA
(10)(d)(iii)	Amendment No. 1 to the Export Credit and Security Agreement between American Science and Engineering and HSBC Bank USA dated February 14, 2002

(10)(d)(iv)	Amendment No. 1 to the Revolving Loan and Security Agreement between American Science and Engineering and HSBC Bank USA dated February 14, 2002
10(d)(v)	Amendment No. 2 to the Revolving Loan and Security Agreement between American Science and Engineering, Inc. and HSBC bank dated November 28, 2002
10(d)(vi)	Amendment No. 2 to the Export Credit and Security Agreement between American Science and Engineering, Inc. and HSBC bank dated November 28, 2002
10(d)(vii)	Amendment No. 3 to the Export Credit and Security Agreement between American Science and Engineering, Inc. and HSBC bank dated February 28, 2003
10(d)(viii)	Amendment No. 3 to the Revolving Loan and Security Agreement between American Science and Engineering, Inc. and HSBC bank dated February 28, 2003
(22)	Identification of Company's subsidiary, AS&E Radiography, Inc., incorporated in Massachusetts (filed as Exhibit (22) to Company's Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)
(22.1)	Identification of Company's subsidiary, AS&E Global, Inc., incorporated in Massachusetts
(23.1)	Consent of Independent Accountants
(23.2)	Notice Regarding Arthur Andersen LLP
(99-1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99-2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

QuickLinks

  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7(A). QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION
OPTION GRANTS IN THE LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
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