Form 10-Q
period 2003-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2003-08-13
CIK 5768

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(978) 262-8700

(Registrant’s telephone number, including area code)

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

                Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at August 8, 2003
$.66 2/3 par value	7,004,917

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

American Science and Engineering, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

Dollars in thousands

	June 30, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,938	$5,585
Restricted cash	2,139	1,895
Short-term investments	4,594	4,538
Accounts receivable, net of allowances of $246 at June 30, 2003 and March 31, 2003	11,456	10,499
Unbilled costs and fees, net of allowances of $437 at June 30, 2003 and March 31, 2003	3,274	4,343
Inventories	13,434	15,748
Prepaid expenses and other current assets	1,167	822
Total current assets	44,002	43,430
Other assets	132	138
Patents and other intangibles, net of accumulated amortization of $426 at June 30, 2003 and $405 at March 31, 2003	14	34
Property and equipment, net of accumulated depreciation of $11,009 at June 30, 2003 and $10,549 at March 31, 2003	3,410	3,714
Total assets	$47,558	$47,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Continued)

Dollars in thousands

	June 30, 2003	March 31, 2003
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,395	$5,327
Accrued salaries and benefits	1,714	1,476
Accrued warranty costs	535	535
Deferred revenue	1,746	1,928
Customer deposits	4,346	2,747
Other current liabilities	1,425	1,221
Total current liabilities	13,161	13,234

Non-current liabilities:
Warrant liability	1,094	820
Deferred revenue	524	751
Other non-current liabilities	133	153
Total non-current liabilities	1,751	1,724

Stockholders’ equity:
Preferred stock, no par value Authorized - 100,000 shares; Issued - none	—	—
Common stock, $0.66 2/3 par value Authorized - 20,000,000 shares; Issued 6,894,323 shares at June 30, 2003 and 6,871,729 shares at March 31, 2003	4,596	4,581
Additional paid in capital	38,931	38,780
Cumulative translation adjustment	2	—
Accumulated deficit	(10,883)	(11,003)
Total stockholders’ equity	32,646	32,358
Total liabilities and stockholders’ equity	$47,558	$47,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

Dollars and shares in thousands, except per share amounts

	For the Three Months Ended
	June 30, 2003	June 30, 2002
Revenues:
Net product sales and contract revenues	$14,078	$12,945
Net service revenues	3,310	1,973
Total net revenues	17,388	14,918

Cost of sales and contracts:
Cost of product sales and contracts	10,642	9,349
Cost of service revenues	1,760	2,079
Total cost of sales and contracts	12,402	11,428
Gross profit	4,986	3,490

Expenses:
Selling, general and administrative expenses	3,563	3,172
Research and development	1,188	1,866
Total expenses	4,751	5,038

Operating income (loss)	235	(1,548)

Other income (expense):
Interest income	28	24
Interest expense	—	(86)
Other, net	(143)	701
Total other income (expense)	(115)	639

Income (loss) before income taxes	120	(909)
Provision for (benefit from) income taxes	—	—

Net income (loss)	$120	$(909)

Income (loss) per share – Basic	$0.02	$(0.15)
– Diluted	$0.02	$(0.15)

Weighted average shares – Basic	6,883	5,975
– Diluted	7,011	5,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Dollars in thousands

	For the Three Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$120	$(909)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	481	557
Provisions for contract, inventory, accounts receivable and warranty reserves	82	350
Mark to market adjustment for short-term investments	(21)	—
Change in fair value of warrants issued	274	(723)
Changes in assets and liabilities:
Accounts receivable	(957)	(1,603)
Unbilled costs and fees	1,069	495
Inventories	2,314	(1,445)
Prepaid expenses, deposits and other assets	(339)	87
Accounts payable	(1,932)	(1,880)
Customer deposits	1,599	908
Deferred revenue	(409)	99
Accrued expenses and other current liabilities	462	—
Non-current liabilities	(20)	(29)
Total adjustments	2,603	(3,184)
Net cash provided by (used for) operating activities	2,723	(4,093)

Cash flows from investing activities:
Purchases of short-term investments	(1,406)	—
Maturity of short-term investments	1,371	—
Purchase of property and equipment	(157)	(107)
Net cash used for investing activities	(192)	(107)

Cash flows from financing activities:
Increase in restricted cash	(244)	—
Repayment of line of credit	—	(9,319)
Proceeds from issuance of common stock and warrants, net	—	18,423
Proceeds from exercise of stock options	64	1,183
Net cash provided by financing activities	(180)	10,287
Effect of exchange rate changes on cash	2	—
Net increase in cash and cash equivalents	2,353	6,087
Cash and cash equivalents at beginning of period	5,585	7,591
Cash and cash equivalents at end of period	$7,938	$13,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.               General

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

The consolidated financial statements, in the opinion of management, include all adjustments necessary, consisting solely of normal recurring adjustments, to present fairly the Company’s financial position, results of operations and cash flows.  These results are not necessarily indicative of the results to be expected for the entire year.

Nature of Operations

The Company is engaged in the development and manufacture of sophisticated X-ray inspection systems for critical detection and security screening solutions for sale primarily to U.S. and foreign government agencies.  The Company has only one reporting segment, X-ray screening products.

Significant Accounting Policies

Revenues on cost reimbursable and long-term fixed price contracts are generally recorded as costs are incurred using the percentage of completion method.  The Company recognizes sales for its systems that are produced in a standard manufacturing operation and have shorter order to deliver cycles at the time of shipment of the system to the customer and when other revenue recognition criteria is met.  Service revenues exceeded 10% of total revenues and as such have been separately presented.

The Company’s Export and Security Agreement with HSBC Bank USA requires certain cash balances to be restricted as collateral against outstanding standby letters of credit. (see Note 4)

The significant accounting policies followed by the Company and its Subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2003.  The Company has made no changes to these policies during this quarter.

Pro Forma Stock-Based Compensation Expense

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based compensation plans. Had compensation cost for awards under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company’s net income (loss) and income (loss) per share would have been as follows:

	Three months ended
	June 30, 2003	June 30, 2002
Net income (loss):
As reported	$120	$(909)
Less: Stock based compensation using fair value method for all awards	(919)	(721)
Pro forma net loss	$(799)	$(1,630)
Income (loss) per share—Basic:
As reported	$0.02	$(0.15)
Pro forma	$(0.12)	$(0.27)
Income (loss) per share—Diluted:
As reported	$0.02	$(0.15)
Pro forma	$(0.12)	$(0.27)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of  5.0%, 5.0%, and 4.53% to 5.13% for fiscal 2004, 2003 and 2002, respectively, expected volatility of 73%, 73%, and 68% for 2004, 2003 and 2002, respectively, an expected dividend yield of 0% and an expected life of 7 years for all periods.

New Accounting Pronouncements

In November 2002, the Task Force reached a consensus on Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  This guidance is effective for the Company on July 1, 2003.  The Company is currently evaluating the impact of this guidance on its revenue recognition policies and will adopt this guidance prospectively.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock- Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123” (FAS 148).  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements.  The amended disclosure provisions are effective for the fiscal years ending after December 31, 2002 and the Company has adopted the amended disclosure provisions as of March 31, 2003.  The Company has not decided whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS No. 150 established standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS No. 150 are effective immediately for all financial instruments entered into or modified after May 31, 2003.  The Company adopted these provisions as of June 1, 2003 with no material impact on the Company’s financial position or results of operations.  For all other instruments, the Standard goes into effect as of July 1, 2003, except for mandatory redeemable financial instruments of a non-public entity, which is effective for existing or new contracts as of January 1, 2004.  The Company does not expect these provisions to have an impact on its financial position or results of operations.

2.               Inventories

Inventories consisted of:

(Dollars in thousands)

	June 30, 2003	March 31, 2003
Raw materials and completed sub-assemblies	$8,668	$8,119
Work-in-process	3,353	3,783
Finished goods	1,413	3,846
Total	$13,434	$15,748

3.               Income per Common and Common Equivalent Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarters ended June 30, 2003 and June 30, 2002, common stock equivalents of 1,448,072 and 627,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

Earnings Per Share	Three Months Ended
(in thousands except per share amounts)	June 30, 2003	June 30, 2002
Basic
Net income (loss)	$120	$(909)
Weighted average number of common shares outstanding – basic	6,883	5,975
Net income (loss) per share – basic	$0.02	$(0.15)
Diluted
Net income (loss)	$120	$(909)
Weighted average number of common shares outstanding	6,883	5,975
Effect of stock options	128	—
Weighted average number of common and potential common shares outstanding – diluted	7,011	5,975
Net income (loss) per share – diluted	$0.02	$(0.15)

4.               Borrowings

On November 30, 2000, the Company signed two credit agreements with HSBC Bank USA (“HSBC”). The first agreement was for a $10.0 million domestic revolving credit facility to support the Company’s routine working capital and standby letter of credit needs. The second was a $30.0 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company’s overseas contract, trade finance and working capital needs.

On February 14, 2002, these credit agreements were amended to increase the domestic revolving credit facility to $20.0 million and to reduce the export credit facility to $20.0 million in anticipation of higher domestic demand.  These agreements were further amended on November 28, 2002 to reduce the domestic revolving credit facility to $5 million, with maximum borrowings set at the lower of:  (a) the sum of 85% of eligible domestic accounts receivable plus the lower of: (i) 40% of eligible raw materials and work–in–process inventory; or; (ii) $2 million, or; (b) $5 million.  In addition, the interest rate and certain financial covenants were amended and the expiration date of the facility was extended to February 28, 2003. In February 2003 and May 2003, these agreements were further amended to extend expiration to July 31, 2003.  The credit facility, as amended, bears an interest rate at the HSBC Bank USA prime rate plus ¼% or LIBOR plus 2.0% at the Company’s option (4.25% at June 30, 2003). At June 30, 2003, there were no borrowings outstanding and $4.3 million in standby letters of credit, guaranteeing performance on certain large international cargo projects, were in effect against this credit facility. No amounts have been drawn against these letters of credit.

The credit agreements are collateralized by certain assets of the Company, and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, encumbrances of assets, and loans that can be made to officers, and requires the maintenance of certain financial covenants. As of June 30, 2003, the Company was not in compliance with its tangible net worth and earnings covenants, but has renegotiated a new credit line with a new bank which contains revised covenants under which the Company would have been in compliance at June 30, 2003.

On August 11, 2003, the Company entered into two new credit agreements with Silicon Valley Bank East replacing its HSBC credit agreements that expired on July 31, 2003.  The first agreement is a $5.0 million domestic revolving credit facility to support the Company’s routine working capital needs.  Maximum borrowings for this line are set at the lower of  (a) the sum of 80% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or; (b) $5 million.  The second was a $20.0 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company’s overseas contract, trade finance and working capital needs.

The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.25% at June 30, 2003) and has an expiration date of November 30, 2004.  The credit agreements are collateralized by certain assets of the

Company, and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.

5.               Private Placement Offering

On May 28, 2002, the Company closed on a private placement offering of common stock and warrants.  A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued.  Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance cost.  The warrants were immediately vested and have a five-year life expiring in May of 2007.  Due to certain conversion features of these warrants, that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet.  The “mark to market” change in the warrants value of $(274,000) and $724,000, was recorded as other income (expense) for the three months ended June 30, 2003 and June 30, 2002, respectively.  The liability of $1,094,000 and $820,000 associated with the warrants is recorded as a non-current liability on the June 30, 2003 and March 31, 2003 balance sheets, respectively.  The fair market value of the warrants was determined using the Black Scholes pricing model and an assumed volatility of 73% and interest rate of 5%.

6.     Guarantees

At June 30, 2003, the Company had $4.3 million of letters of credit outstanding guaranteeing performance on certain large international cargo projects.  These letters of credit are issued through the Company’s export credit and security agreement (see Note 4) and have expiration dates through June of 2004.

The Company’s parcel product line carries a one-year warranty, the costs of which are accrued for at time of shipment.  Accrual rates are based upon historical experience over the preceding twelve months and the adequacy of the warranty reserve is evaluated monthly.  Warranty experience for the three months ended June 30, 2003 and June 30, 2002 is as follows:

(in thousands)	Three months ended June 30, 2003	Three months ended June 30, 2002
Warranty accrual beginning of period	$535	$196
Accruals for warranties issued during the period	82	220
Accruals related to pre-existing warranties	—	30
Warranty costs incurred during period	(82)	(96)
Balance at end of period	$535	$350

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Total net revenues for the first quarter of fiscal 2004 increased by $2,470,000 to $17,388,000 compared to the corresponding period a year ago.  This increase is attributable primarily to increased MobileSearch systems revenues ($6,216,000) due to deliveries of four systems sold under new contracts with the Department of Defense during the quarter.  This increase is partially offset by decreased ParcelSearch and other CargoSearch system revenues as compared to the prior year.  The first quarter of fiscal 2003 had significant ParcelSearch deliveries under orders received immediately post September 11th.  Bookings for these systems have now normalized to levels slightly above the pre-September 11th demand.  Service revenues increased by $1,337,000 compared to the first quarter of fiscal 2003 as the Company has entered into service contracts for equipment that had been under warranty in the first quarter of fiscal 2003.

Total cost of sales and contracts for the first quarter of fiscal 2004 increased by $974,000 to $12,402,000 compared to the corresponding period a year ago. Cost of sales and contracts represented 71% of revenues versus 77% for the corresponding period last year.  This margin improvement is due in part to the increased revenues from higher margin MobileSearch trucks, improved manufacturing overhead absorption, and significantly improved service margins as the Company entered into several large service contracts during fiscal 2003 as warranties expired and replaced certain unprofitable service contracts and time and material service arrangements.

Selling, general and administrative expenses for the first quarter of fiscal 2004 of $3,563,000 were $391,000 higher than the corresponding period a year ago.  Selling, general and administrative expenses represented 20% of revenues in the current quarter compared to 21% for the corresponding period last year.  In the first quarter of fiscal 2003, the Company recorded severance and other costs related to the termination of the Company’s Chief Executive Officer of approximately $400,000.

Company funded research and development expenses of $1,188,000 for the first quarter of fiscal 2004 decreased by $678,000 (36%) compared to the corresponding period last year. Research and development expenses represented 7% of revenues in the current quarter compared to 13% for the corresponding period last year. Current quarter expenditures decreased comparatively as the Company limited research and development initiatives in order to control costs and focused engineering efforts on revenue producing programs during the quarter.

Other income (expense) was $115,000 in expense for the first quarter of fiscal 2004 as compared to $639,000 in other income for the corresponding period a year ago.  As part of the private equity placement during the first quarter of 2003, the Company issued 295,475 warrants.  Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet.  At June 30, 2003, these warrants were “marked to market” using Black-Scholes and the change in the valuation of the warrants of $274,000 was recorded as other expense in the quarter. During the three months ended June 30, 2002, this calculation generated  $723,000 in other income.

The potential tax benefits on losses incurred in fiscal 2003 were fully reserved against due to the uncertainty as to whether the additional loss carryforwards would ultimately be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has not provided a provision for taxes in the quarter ended June 30, 2003 as the Company will not have to pay taxes for the income earned in the quarter due to its net operating loss carryforwards.

The Company earned net income of $120,000 during the first quarter of fiscal 2004 as compared to a net loss of $909,000 in the first quarter of fiscal 2003.  The significant factors contributing to these results are noted in the above sections.

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

Cash and cash equivalents increased by $2,353,000 to $7,938,000 at June 30, 2003 compared to $5,585,000 at March 31, 2003. This increase in cash and cash equivalents is primarily due to cash generated from operations as MobileSearch trucks in inventory at March 31, 2003 were delivered to customers in the current quarter. Working capital increased by $645,000 (2%) since March 31, 2003, increasing from $30,196,000 to $30,841,000 at June 30, 2003.

On November 30, 2000, the Company signed two credit agreements with HSBC Bank USA (“HSBC”). The first agreement was for a $10.0 million domestic revolving credit facility to support the Company’s routine working capital and standby letter of credit needs. The second was a $30.0 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company’s overseas contract, trade finance and working capital needs.

On February 14, 2002, these credit agreements were amended to increase the domestic revolving credit facility to $20.0 million and to reduce the export credit facility to $20.0 million in anticipation of higher domestic demand.  These agreements were further amended on November 28, 2002 to reduce the domestic revolving credit facility to $5 million, with maximum borrowings set at the lower of:  (a) the sum of 85% of eligible domestic accounts receivable plus the lower of: (i) 40% of eligible raw materials and work-in-process inventory; or; (ii) $2 million, or; (b) $5 million.  In addition, the interest rate and certain financial covenants were amended and the expiration date of the facility was extended to February 28, 2003. In February 2003 and May 2003, these agreements were further amended to extend expiration to July 31, 2003.  The credit facility, as amended, bears an interest rate at the HSBC Bank USA prime rate plus ¼% or LIBOR plus 2.0% at the Company’s option (4.25% at June 30, 2003). At June 30, 2003, there were no borrowings outstanding and $4.3 million in standby letters of credit, guaranteeing performance on certain large international cargo projects, were in effect against this credit facility. No amounts have been drawn against these letters of credit.

The credit agreements are collateralized by certain assets of the Company, and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, encumbrances of assets, and loans that can be made to officers, and requires the maintenance of certain financial covenants. As of June 30, 2003, the Company was not in compliance with its tangible net worth and earnings covenants, but has renegotiated a new credit line with a new bank which contains revised covenants under which the Company would have been in compliance at June 30, 2003.

On August 11, 2003, the Company entered into two new credit agreements with Silicon Valley Bank East replacing its HSBC credit agreements that expired on July 31, 2003.  The first agreement is a $5.0 million domestic revolving credit facility to support the Company’s routine working capital and standby letter of credit needs.  Maximum borrowings for this line are set at the lower of  (a) the sum of 80% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or; (b) $5 million.  The second was a $20.0 million export credit and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company’s overseas contract, trade finance and working capital needs.

The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.25% at June 30, 2003) and has an expiration date of November 30, 2004.  The credit agreements are collateralized by certain assets of the Company, and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.

The Company believes that its existing cash and investments plus cash generated from operations and amounts available under its credit facilities are adequate to finance its operating and capital requirements for fiscal 2004.

New Accounting Pronouncements:

In November 2002, the Task Force reached a consensus on Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”.  This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  This guidance is effective for the Company on July 1, 2003.  The Company is currently evaluating the impact of this guidance on its revenue recognition policies and will adopt this guidance prospectively.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock- Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123” (FAS 148).  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements.  The amended disclosure provisions are effective for the fiscal years ending after December 31, 2002 and the Company has adopted the amended disclosure provisions as of March 31, 2003.  The Company has not decided whether it will voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS No. 150 established standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of FAS No. 150 are effective immediately for all financial instruments entered into or modified after May 31, 2003.  The Company adopted these provisions as of June 1, 2003 with no material impact on the Company’s financial position or results of operations.  For all other instruments, the Standard goes into effect as of July 1, 2003, except for mandatory redeemable financial instruments of a non-public entity, which is effective for existing or new contracts as of January 1, 2004.  The Company does not expect these provisions to have an impact on its financial position or results of operations.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its credit facilities which have variable interest rates tied to the Prime Rate or LIBOR.  As of June 30, 2003, the Company had no variable interest rate debt outstanding.

The cash accounts for the Company’s operations in Singapore, Hong Kong, England, and Abu Dhabi are maintained in Singapore dollars, Hong Kong dollars, pounds sterling and dirhams, respectively.  Foreign currency accounts are marked to market at current rates that resulted in immaterial translation adjustments to stockholders equity.  The gains and losses from foreign currency transactions are included in the statement of operations for the period and were also immaterial.  A hypothetical 10% change in foreign currency rates would not have a material impact on the Company’s results of operations or financial position.

As of June 30, 2003, the Company holds short-term investments consisting of money market funds and U.S. government and government agency bonds.  The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 1.7% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock.  These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company and as such a liability equal to Black-Scholes value of the warrants is recorded on the balance sheet.  Changes in the fair value of the warrants are recorded as other income (expense).  The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock.  A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $135,000 impact on earnings.

Item 4 - Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in reports filed under such Act.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In a decision issued December 29, 1999, the United States Court of Appeals for the Federal Circuit in Washington, D.C. ruled that the Company may pursue a patent infringement claim against Vivid Technologies (“Vivid”), which produces X-ray detection devices used in baggage scanning equipment. The Appeals Court overturned a 1998 decision in Vivid’s favor by the Massachusetts Federal District Court. The lawsuit, filed by Vivid in May 1996, concerned whether Vivid’s X-ray detection devices infringed on AS&E’s patent. The District Court had ruled that AS&E could not assert a claim that Vivid’s devices infringed on AS&E’s patent. The Appeals Court reversed the district court’s finding on summary judgment that Vivid did not infringe on AS&E’s patent, as well as the district court’s denial of AS&E’s request for discovery to oppose Vivid’s summary judgment motion.  Vivid was acquired by PerkinElmer in 2000.

In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. (“EG&G”) in U.S. District Court in Boston, Massachusetts alleging that EG&G infringed upon at least two patents owned by the Company and that EG&G had misappropriated certain trade secrets of the Company. In December 1999, EG&G filed a Motion for Summary Judgment that EG&G did not misappropriate the Company’s trade secrets and in March 2000 EG&G filed a Motion for Summary Judgment that EG&G did not infringe the Company’s patents. In February 2001 the Court denied EG&G’s and the Company’s motions for Summary Judgment.

In a related matter, EG&G filed a request with the U.S. Patent and Trademark Office (“USPTO”) for reexamination of the two patents that were at issue in the patent infringement action described above. The Company filed oppositions to the re-examination requests and the Company was advised by the USPTO that both its MobileSearch X-ray inspection and its Z® Backscatter X-ray inspection technology patents were upheld in all material respects on January 30, 2001.

In March 2003, the Company entered into a Partial Settlement Agreement and Release with PerkinElmer, the parent of EG&G, with respect to the above-referenced litigation.  The Partial Settlement Agreement and Release covers claims and counter-claims in the EG&G and Vivid actions up to June 14, 2002, the date of closing on the sale of EG&G by PerkinElmer to L-3 Communications.  Certain aspects of the EG&G litigation remain pending in the District Court at this time.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on its financial condition or results of operations.

Item 6 - Exhibits and Reports on Form 8-K

(a)             Exhibits

10(c)(xv)	Lease of Mountain View, CA facility for High Energy Systems Division

10(d)(ix)	Amendment No. 4 to the Export Credit and Security Agreement between American Science and Engineering, Inc. and HSBC Bank dated May 31, 2003

10(d)(x)	Amendment No. 4 to the Revolving Loan and Security Agreement between American Science and Engineering, Inc. and HSBC Bank dated May 31, 2003

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                Reports on Form 8-K

Form 8-K	Dated April 30, 2003 in connection with the announcement of earnings expectations for the quarter ended March 31, 2003.
Form 8-K	Dated May 20, 2003 announcing the replacement of Ralph S. Sheridan as President and Chief Executive Officer
Form 8-K	Dated May 29, 2003 in connection with the announcement of the fourth quarter and fiscal 2003 financial results

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 3 on Page 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.
(Registrant)

Date August 13, 2003	/s/ Paul Theodore Owens
Paul Theodore Owens
Vice President, Treasurer and Chief Financial Officer

Safe Harbor Statement

The foregoing 10-Q contains statements concerning the Company’s financial performance and business operations, which may be considered “forward-looking” under applicable securities laws.

The Company wishes to caution readers of this Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: significant reductions or delays in procurements of the Company’s systems by the United States and other governments; disruption in the supply of any source component incorporated into AS&E’s products; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of the Company’s products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management systems, to accommodate any future growth, our ability to find a replacement for our Chief Executive Officer and future delays in federal funding. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Forward-Looking Information and Factors Affecting Future Performance” in the Company’s Registration Statement on Form 10-K.