Form 10-Q
period 2003-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2003-11-13
CIK 5768

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at November 6, 2003
$.66 2/3 par value	7,288,049

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

Dollars in thousands

	September 30, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,116	$5,585
Restricted cash	1,733	1,895
Short-term investments	4,606	4,538
Accounts receivable, net of allowances of $226 and $246 at September 30, 2003 and March 31, 2003	12,872	10,499
Unbilled costs and fees, net of allowances of $437 at September 30, 2003 and March 31, 2003	5,196	4,343
Inventories	13,878	15,748
Prepaid expenses and other current assets	1,241	822
Total current assets	50,642	43,430
Property and equipment, net of accumulated depreciation of $11,382 at September 30, 2003 and $10,549 at March 31, 2003	3,216	3,714
Other assets	135	172
Total assets	$53,993	$47,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (continued)

Dollars in thousands except per share amounts

	September 30, 2003	March 31, 2003
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,774	$5,327
Accrued salaries and benefits	1,940	1,476
Accrued warranty costs	549	535
Deferred revenue	1,825	1,928
Customer deposits	5,673	2,747
Other current liabilities	1,913	1,221
Total current liabilities	16,674	13,234

Non-current liabilities:
Warrant liability	1,286	820
Deferred revenue	346	751
Other non-current liabilities	112	153
Total non-current liabilities	1,744	1,724

Stockholders’ equity:
Preferred stock, no par value Authorized - 100,000 shares; Issued - none	—	—
Common stock, $0.66 2/3 par value Authorized – 20,000,000 shares; Issued 7,254,013 shares at September 30, 2003 and 6,871,729 shares at March 31, 2003	4,835	4,581
Additional paid in capital	41,201	38,780
Cumulative translation adjustment	9	—
Accumulated deficit	(10,470)	(11,003)
Total stockholders’ equity	35,575	32,358
Total liabilities and stockholders’ equity	$53,993	$47,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

Dollars and shares in thousands, except per share amounts

		Three Months Ended		Six Months Ended
		Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
	Revenues:
	Net product sales and contract revenues	$15,010	$14,859	$29,088	$27,804
	Net service revenues	3,169	2,076	6,479	4,049
	Total net revenues	18,179	16,935	35,567	31,853

	Cost of sales and contracts:
	Cost of product sales and contracts	10,833	11,757	21,475	21,106
	Cost of service revenues	2,118	1,816	3,878	3,895
	Total cost of sales and contracts	12,951	13,573	25,353	25,001
	Gross profit	5,228	3,362	10,214	6,852

	Expenses:
	Selling, general and administrative expenses	3,370	3,776	6,933	6,948
	Research and development	1,276	1,657	2,464	3,523
	Total expenses	4,646	5,433	9,397	10,471

	Operating income (loss)	582	(2,071)	817	(3,619)

	Other income (expense):
	Interest income	20	29	48	53
	Interest expense	—	—	—	(86)
	Other, net	(189)	1,345	(332)	2,046
	Total other income (expense)	(169)	1,374	(284)	2,013

	Income (loss) before income taxes	413	(697)	533	(1,606)
	Provision for (benefit from) income taxes	—	—	—	—

	Net income (loss)	$413	$(697)	$533	$(1,606)

Income (loss) per share	– Basic	$0.06	$(0.10)	$0.08	$(0.25)

	– Diluted	$0.06	$(0.10)	$0.07	$(0.25)

Weighted average shares	– Basic	7,073	6,818	6,978	6,395
	– Diluted	7,226	6,818	7,119	6,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Dollars in thousands

	For the Six Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net income (loss)	$533	$(1,606)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	878	1,098
Provisions for contract, inventory, accounts receivable and warranty reserves	189	896
Mark to market adjustment for short-term investments	(34)	—
Change in fair value of warrants outstanding	466	(2,087)
Changes in assets and liabilities:
Accounts receivable	(2,376)	(3,143)
Unbilled costs and fees	(853)	718
Inventories	1,870	609
Prepaid expenses, deposits and other assets	(414)	235
Accounts payable	(553)	(2,406)
Customer deposits	2,926	1,519
Deferred revenue	(508)	213
Accrued expenses and other current liabilities	1,355	(291)
Non-current liabilities	(41)	(49)
Total adjustments	2,905	(2,688)
Net cash provided by (used for) operating activities	3,438	(4,294)

Cash flows from investing activities:
Purchases of short-term investments	(2,319)	—
Maturity of short-term investments	2,285	—
Purchase of property and equipment	(348)	(246)
Net cash used for investing activities	(382)	(246)

Cash flows from financing activities:
Increase in restricted cash	162	—
Repayment of line of credit	—	(9,319)
Proceeds from issuance of common stock and warrants, net	—	18,423
Proceeds from exercise of stock options	2,304	1,230
Net cash provided by financing activities	2,466	10,334
Effect of exchange rate changes on cash	9	—
Net increase in cash and cash equivalents	5,531	5,794
Cash and cash equivalents at beginning of period	5,585	7,591
Cash and cash equivalents at end of period	$11,116	$13,385

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

Significant Accounting Policies

Revenues on cost reimbursable and long-term fixed price contracts are generally recorded as costs are incurred using the percentage of completion method.  The Company recognizes sales for its systems that are produced in a standard manufacturing operation and have shorter order to delivery cycles at the time of shipment of the system to the customer and when other revenue recognition criteria is met.

Certain cash balances have been restricted as collateral against outstanding standby letters of credit and are separately presented as restricted cash. (see Note 4)

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2003.  The Company has made no changes to these policies during this fiscal year.

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

	Three months ended		Six months ended
(In thousands except per share amounts)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Net income (loss)
As reported	$413	$(697)	$533	$(1,606)
Less: Stock based compensation using fair value method for all awards	(896)	(763)	(1,818)	(1,485)
Pro forma net loss	$(483)	(1,460)	$(1,285)	$(3,091)
Income (loss) per share – Basic:
As reported	$0.06	$(0.10)	$0.08	$(0.25)
Pro forma	$(0.07)	$(0.21)	$(0.18)	$(0.48)
Income (loss) per share – Diluted:
As reported	$0.06	$(0.10)	$0.07	$(0.25)
Pro forma	$(0.07)	$(0.21)	$(0.18)	$(0.48)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.0%, expected volatility of 73%, an expected dividend yield of 0% and an expected life of 5 years.

New Accounting Pronouncements

In February 2003, the FASB issued Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance for the accounting by a vendor for arrangements involving multiple revenue-generating activities. The Company adopted EITF 00-21 on July 1, 2003 and such adoption will not have a significant effect on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB 51 (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”).  An entity is considered to be a VIE when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns if they occur.  The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  On October 9, 2003, the FASB deferred the implementation of FIN 46 until December 31, 2003.  Certain disclosure requirements apply to all financial statements issued after January 31, 2003.  The Company does not believe the adoption of this pronouncement will have a material effect on the consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“FAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the provision of this statement to have a significant impact on the statement of financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, (“FAS 150”).  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  On November 5, 2003, the FASB deferred the implementation of certain provision of FAS 150 until and indefinite period.  The

Company does not expect the provision of this statement to have a significant impact on the statement of financial position.

2.               Inventories

(Dollars in thousands)	Sept. 30, 2003	March 31, 2003
Inventories consisted of:
Raw materials and completed sub-assemblies	$9,369	$8,119
Work-in-process	2,936	3,783
Finished goods	1,573	3,846
Total	$13,878	$15,748

3.               Income (Loss) per Common and Common Equivalent Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share include the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarters and six months ended September 30, 2003 and September 30, 2002, common stock equivalents of 1,130,000, 1,445,000, 525,000 and 746,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
(in thousands except per share amounts)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Earnings (Loss) Per Share
Basic:
Net income (loss)	$413	$(697)	$533	$(1,606)
Weighted average number of common shares outstanding – basic	7,073	6,818	6,978	6,395
Net income (loss) per share – basic	$0.06	$(0.10)	$0.08	$(0.25)
Diluted:
Net income (loss)	$413	$(697)	$533	$(1,606)
Weighted average number of common shares outstanding	7,073	6,818	6,978	6,395
Assumed exercise of stock options, using the treasury stock method	153	—	141	—
Weighted average number of common and potential common shares outstanding – diluted	7,226	6,818	7,119	6,395
Net income (loss) per share – diluted	$0.06	$(0.10)	$0.07	$(0.25)

4.               Borrowings

On August 11, 2003, the Company entered into two new credit agreements with Silicon Valley Bank East replacing its HSBC Bank USA credit agreements that expired on July 31, 2003.  The first agreement is a $5.0 million domestic loan and security agreement to support the Company’s routine working capital needs.  Maximum borrowings for this line are set at the lower of (a) the sum of 80% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or; (b) $5 million.  The second is a $20.0 million export loan and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company’s overseas contract, trade finance and working capital needs.

The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.25% at September 30, 2003) and have an expiration date of November 30, 2004.  The credit agreements are collateralized by certain assets of the

Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.  As of September 30, 2003, the Company was in compliance with these covenants.

At September 30, 2003, there were no borrowings outstanding and $187,000 in standby letters of credit were in effect against this credit facility, guaranteeing performance on certain large international cargo projects.  In addition, the Company had outstanding $1.5 million in standby letters of credit with HSBC Bank USA, which have been collateralized with cash.  No amounts have been drawn against these letters of credit.

5.               Private Placement Offering

On May 28, 2002, the Company closed on a private placement offering of common stock and warrants.  A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued.  Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance cost.  The warrants were immediately vested and have a five-year life expiring in May of 2007.  Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet.  The “mark to market” change in the warrants value of $(192,000), $(466,000), $1,364,000 and $2,088,000, was recorded as other income (expense) for the three and six months ended September 30, 2003 and September 30, 2002, respectively.  The liability of $1,286,000 and $820,000 associated with the warrants is recorded as a non-current liability on the September 30, 2003 and March 31, 2003 balance sheets, respectively.  The fair market value of the warrants was determined using the Black Scholes pricing model and an assumed volatility of 73% and interest rate of 5%.

6.               Guarantees

At September 30, 2003, the Company had $1.7 million of letters of credit outstanding guaranteeing performance on certain large international cargo projects.  These letters of credit were issued through the Company’s current and former export loan and security agreements (see Note 4) and have expiration dates through March of 2005.

The Company’s parcel product line carries a one-year warranty, the costs of which are accrued for at time of shipment.  Accrual rates are based upon historical experience over the preceding twelve months and the adequacy of the warranty reserve is evaluated monthly.  Warranty experience for the three and six months ended September 30, 2003 and September 30, 2002 is as follows:

	Three months ended		Six months ended
(In thousands)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Warranty accrual beginning of period	$535	$350	$535	$196
Accruals for warranties issued during the period	104	151	186	371
Accruals related to pre-existing warranties	—	123	—	153
Warranty costs incurred during period	(90)	(39)	(172)	(135)
Balance at end of period	$549	$585	$549	$585

7.               Commitments and Contingencies

A provision of $735,000, of which $635,000 was recorded in the second quarter, has been made for anticipated losses on a CargoSearch contract that is recognized on the percentage of completion method.  Management believes that the current estimates of total contract costs exceed contract revenues for this contract and as such has provided for the anticipated losses in the periods in which such losses became evident.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net revenues for the quarter ended September 30, 2003 increased by $1,244,000 to $18,179,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $1.8 million in CargoSearch systems revenues as the Company has four CargoSearch programs ongoing in the second quarter of fiscal 2004 as compared to one in the second quarter of fiscal 2003.  In addition, revenues from the Company’s High Energy Systems division increased by $1.3 million to $2.3 million in the second quarter of fiscal 2004 due to expanded contracts with its largest customer. These increases were partially offset by a $ 2.7 million decrease in ParcelSearch system and after-market parts revenues as compared to the prior year.  The second quarter of fiscal 2003 had significant ParcelSearch deliveries under orders received immediately post September 11th.  Bookings for these systems have now normalized to levels slightly above the pre-September 11th demand.  Service revenues increased by $1.1 million compared to the second quarter of fiscal 2003 as the Company has entered into service contracts for equipment that had been under warranty in the second quarter of fiscal 2003.

Net revenues for the six months ended September 30, 2003 increased by $3,714,000 to $35,567,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $8.0 million in CargoSearch and MobileSearch systems revenues as the Company delivered six MobileSearch trucks and had four CargoSearch programs ongoing in the first six months of fiscal 2004 as compared to two truck deliveries and one CargoSearch program ongoing in the first six months of fiscal 2003.  In addition, revenues from the Company’s High Energy Systems division increased by $1.5 million to $3.4 million in the first six months of fiscal 2004 due to expanded contracts with its largest customer.  Service revenues increased by $2.4 million compared to the second quarter of fiscal 2003 as the Company has entered into service contracts for equipment that had been under warranty in the second quarter of fiscal 2003. These increases were offset by a $8.0 million decrease in ParcelSearch system and after-market parts revenues as compared to the prior year.

Total cost of sales and contracts for the second quarter of fiscal 2004 decreased by $622,000 to $12,951,000 compared to the corresponding period a year ago. Cost of sales and contracts represented 71% of revenues versus 80% for the corresponding period last year.  This margin improvement is due in part to reduced manufacturing and service overhead costs, improved manufacturing utilization, and improved service margins as the Company entered into several large service contracts during the last six months of fiscal 2003 as warranties expired and replaced certain unprofitable service contracts and time and material service arrangements.  These margin improvements were offset somewhat by a $635,000 accrual made in the second quarter of fiscal 2004 for losses projected on one CargoSearch program recognized on a percentage of completion basis.

Total cost of sales and contracts for the first six months of fiscal 2004 increased by $352,000 to $25,353,000 compared to the corresponding period a year ago. Cost of sales and contracts represented 71% of revenues versus 78% for the corresponding period last year.  This margin improvement is due in part to increased sales of higher margin MobileSearch trucks in fiscal 2004, reduced manufacturing and service overhead costs, improved manufacturing utilization, and improved service margins as the Company entered into several large service contracts during the last six months of fiscal 2003 as warranties expired and replaced certain unprofitable service contracts and time and material service arrangements.  These margin improvements were offset somewhat by the accruals made for losses projected on one CargoSearch program recognized on a percentage of completion basis

Selling, general and administrative expenses for the second quarter of fiscal 2004 decreased by $406,000 to $3,370,000 compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 19% of revenues in the current quarter compared to 22% for the corresponding period last year.  The cost reductions from the prior year relate to lower consulting costs and reduced road show expenditures.  In the summer of 2002, the Company had an expanded road show with a MobileSearch truck that was not repeated in the current year.

Selling, general and administrative expenses for the first six months of fiscal 2004 decreased by $15,000 to $6,933,000 compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 19% of revenues in the current quarter compared to 22% for the corresponding period last year.  During the first quarter of fiscal 2004, the

Company incurred approximately $400,000 in severance and other costs related to the termination of the Company’s Chief Executive Officer.  The other cost reductions from the prior year relate to lower consulting costs and reduced road show expenditures.  In the summer of 2002, the Company had an expanded road show with a MobileSearch truck that was not repeated in the current year.

Company funded research and development expenses for the second quarter of fiscal 2004 decreased by $381,000 to $1,276,000 compared to the corresponding period a year ago. Research and development expenses represented 7% of revenues in the current quarter compared to 10% for the corresponding period last year. Current quarter expenditures decreased comparatively as the Company limited research and development initiatives in order to control costs and focused engineering efforts on revenue producing programs during the quarter.

Company funded research and development expenses for the first six months of fiscal 2004 decreased by $1,059,000 to $2,464,000 compared to the corresponding period last year. Research and development expenses represented 7% of revenues in the current quarter compared to 11% for the corresponding period last year.

Other income (expense) was $169,000 in expense for the second quarter of fiscal 2004 as compared to $1,374,000 in other income for the corresponding period a year ago.  As part of the private equity placement during the first quarter of 2003, the Company issued 295,475 warrants.  Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet.  At September 30, 2003, these warrants were “marked to market” using Black-Scholes and the change in the valuation of the warrants of $192,000 was recorded as other expense in the quarter. During the three months ended September 30, 2002, this mark to market adjustment resulted in $1,364,000 in other income.

Other income (expense) was $284,000 in expense for the first six months of fiscal 2004 as compared to $2,013,000 in other income for the corresponding period a year ago due primarily to the mark to market of outstanding warrants as noted above.

The potential tax benefits on losses incurred in fiscal 2003 were fully reserved due to the uncertainty as to whether the additional loss carryforwards would ultimately be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has not made a provision for taxes in the quarter or six months ended September 30, 2003 as the Company will not have to pay taxes for the income earned in these periods due to its net operating loss carryforwards.

The Company earned net income of $413,000 during the second quarter of fiscal 2004 as compared to a net loss of $697,000 in the second quarter of fiscal 2003.  The Company earned net income of $533,000 in the first six months of fiscal 2004 as compared to a net loss of $1,606,000 in the first six months of fiscal 2003.  The significant factors contributing to these results are noted in the above sections.

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

Cash and cash equivalents increased by $5,531,000 to $11,116,000 at September 30, 2003 compared to $5,585,000 at March 31, 2003. This increase in cash and cash equivalents is primarily due to cash generated from operations as MobileSearch trucks in inventory at March 31, 2003 were delivered to customers in the current year and from $2.3 million in cash proceeds from the exercise of stock options during the year. Working capital increased by $3,772,000 (12%) since March 31, 2003, increasing from $30,196,000 to $33,968,000 at September 30, 2003.

On August 11, 2003, the Company entered into two new credit agreements with Silicon Valley Bank East replacing its HSBC Bank USA credit agreements that expired on July 31, 2003.  The first agreement is a $5.0 million domestic loan and security agreement to support the Company’s routine working capital needs.  Maximum borrowings for this line are set at the lower of (a) the sum of 80% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or; (b) $5 million.  The second is a $20.0 million export loan and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company’s overseas contract, trade finance and working capital needs.

The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.25% at September 30, 2003) and have an expiration date of November 30, 2004.  The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants. As of September 30, 2003, the Company was in compliance with these covenants.

At September 30, 2003, there were no borrowings outstanding and $187,000 in standby letters of credit were in effect against this credit facility guaranteeing performance on certain large international cargo projects.  In addition, the Company had outstanding $1.5 million in standby letters of credit with HSBC Bank USA, which have been collateralized with cash.  No amounts have been drawn against these letters of credit.

The Company believes that its existing cash and investments plus cash generated from operations and amounts available under its credit facilities are adequate to finance its operating and capital requirements for fiscal 2004.

New Accounting Pronouncements:

In February 2003, the FASB issued Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance for the accounting by a vendor for arrangements involving multiple revenue-generating activities. The Company adopted EITF 00-21 on July 1, 2003 and such adoption will not have a significant effect on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB 51 (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”).  An entity is considered to be a VIE when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns if they occur.  The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  On October 9, 2003, the FASB deferred the implementation of FIN 46 until December 31, 2003.  Certain disclosure requirements apply to all financial statements issued after January 31, 2003.  The Company does not believe the adoption of this pronouncement will have a material effect on the consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“FAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the provision of this statement to have a significant impact on the statement of financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, (“FAS 150”).  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  On November 5, 2003, the FASB deferred the implementation of certain provision of FAS 150 until and indefinite period.  The Company does not expect the provision of this statement to have a significant impact on the statement of financial position.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its credit facilities that have variable interest rates tied to the Prime Rate.  As of September 30, 2003, the Company had no variable interest rate debt outstanding.

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

As of September 30, 2003, the Company holds short-term investments consisting of money market funds and U.S. government and government agency bonds.  The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of 1.4% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock.  These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company and as such a liability equal to Black-Scholes value of the warrants is recorded on the balance sheet.  Changes in the fair value of the warrants are recorded as other income (expense).  The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock.  A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $200,000 effect on earnings.

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

Item 4 - Submission of Matters to a Vote of Security Holders

At the special meeting in lieu of the annual meeting of Stockholders of the Company held on September 25, 2003, the stockholders of the Company (1) elected William E. Odom, Roger P. Heinisch, Hamilton W. Helmer, Donald J. McCarren, Ernest J. Moniz and Carl W. Vogt as directors of the Company to hold office for a one-year term and no other nominations were made; (2) approved an amendment to increase the shares available for grant under the Company’s 2002 Combination Stock Option Plan by 400,000 shares; (3) approved the adoption of the Company’s 2003 Non-Employee Director Stock Plan; (4) approved an amendment to the By-Laws to extend the ability to amend the By-Laws to a majority vote of the Board of Directors and (5) ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending March 31, 2004.  The votes were as follows:

		Votes For	Votes Withheld or Opposed	Abstentions

(1)	Election of Directors:
	William E. Odom	5,988,712	407,849
	Roger P. Heinisch	5,793,832	602,729
	Hamilton W. Helmer	6,223,512	173,049
	Donald J. McCarren	6,223,566	172,995
	Ernest J. Moniz	6,223,566	172,995
	Carl W. Vogt	6,223,566	172,995

2)	Approval of the increase in shares under the 2002 Combination Stock Option Plan	2,162,862	1,029,532	25,669

3)	Approval of the adoption of the 2003 Non-Employee Director Stock Plan	1,983,579	1,187,787	46,697

4)	Approval of amendment to the By-Laws	2,382,529	740,405	95,129

5)	Ratification of PricewaterhouseCoopers LLP as independent auditors.	6,360,095	28,984	7,482

Item 6 - Exhibits and Reports on Form 8-K

(a)                                  Exhibits

10(c)(xv)	Employment Offer Letter between the Company and Anthony R. Fabiano dated August 21, 2003

10(d)(xi)	Loan and Security Agreement between American Science and Engineering, Inc. and Silicon Valley Bank East dated August 11, 2003

10(d)(xii)	Export Import Bank Loan and Security Agreement between American Science and Engineering, Inc. and Silicon Valley Bank East dated August 11, 2003

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Form 8-K                                               Dated September 15, 2003 announcing the naming of Anthony R. Fabiano as President and Chief Executive Officer.

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 3 on Page 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.
(Registrant)

Date	November 13, 2003	/s/ Paul Theodore Owens
Paul Theodore Owens
Executive Vice President, Treasurer and Chief Financial Officer

Safe Harbor Statement

The foregoing 10-Q contains statements concerning the Company’s financial performance and business operations, which may be considered “forward-looking” under applicable securities laws.

The Company wishes to caution readers of this Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: significant reductions or delays in procurements of the Company’s systems by the United States and other governments; disruption in the supply of any source component incorporated into AS&E’s products; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of the Company’s products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management system, to accommodate any future growth, and future delays in federal funding. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Forward-Looking Information and Factors Affecting Future Performance” in the Company’s Registration Statement on Form 10-K.