Form 10-Q
period 2003-12-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2004-02-23
CIK 5768

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at February 10, 2004
$.66 2/3 par value	7,345,682

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

Dollars in thousands

	December 31, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,129	$5,585
Restricted cash	585	1,895
Short-term investments	3,246	4,538
Accounts receivable, net of allowances of $235 and $246 at December 31, 2003 and March 31, 2003	13,994	10,499
Unbilled costs and fees, net of allowances of $437 at December 31, 2003 and March 31, 2003	4,281	4,343
Inventories	14,824	15,748
Prepaid expenses and other current assets	1,242	822
Total current assets	50,301	43,430
Property and equipment, net of accumulated depreciation of $11,761 at December 31, 2003 and $10,549 at March 31, 2003	2,940	3,714
Other assets	170	172
Total assets	$53,411	$47,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Continued)

Dollars in thousands except per share amounts

	December 31, 2003	March 31, 2003
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,774	$5,327
Accrued salaries and benefits	1,689	1,476
Accrued warranty costs	463	535
Deferred revenue	1,786	1,928
Customer deposits	6,624	2,747
Other current liabilities	1,541	1,221
Total current liabilities	15,877	13,234
Non-current liabilities:
Warrant liability	1,338	820
Deferred revenue	293	751
Other non-current liabilities	86	153
Total non-current liabilities	1,717	1,724

Stockholders’ equity:
Preferred stock, no par value Authorized - 100,000 shares; Issued - none	—	—
Common stock, $0.66 2/3 par value Authorized – 20,000,000 shares; Issued 7,326,182 shares at December 31, 2003 and 6,871,729 shares at March 31, 2003	4,884	4,581
Additional paid in capital	41,817	38,780
Cumulative translation adjustment	8	—
Accumulated deficit	(10,892)	(11,003)
Total stockholders’ equity	35,817	32,358
Total liabilities and stockholders’ equity	$53,411	$47,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

Dollars and shares in thousands, except per share amounts

		Three Months Ended		Nine months ended
		Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2002
	Revenues:
	Net product sales and contract revenues	$12,605	$14,768	$41,693	$42,572
	Net service revenues	3,661	2,452	10,140	6,501
	Total net revenues	16,266	17,220	51,833	49,073

	Cost of sales and contracts:
	Cost of product sales and contracts	10,090	11,320	32,185	32,426
	Cost of service revenues	2,212	2,022	6,315	5,917
	Total cost of sales and contracts	12,302	13,342	38,500	38,343
	Gross profit	3,964	3,878	13,333	10,730

	Expenses:
	Selling, general and administrative expenses	2,753	3,055	8,661	10,003
	Research and development	1,741	1,342	4,385	4,865
	Total expenses	4,494	4,397	13,046	14,868

	Operating income (loss)	(530)	(519)	287	(4,138)

	Other income (expense):
	Interest income	25	28	73	81
	Interest expense	—	—	—	(86)
	Other, net	(13)	(567)	(345)	1,479
	Total other income (expense)	12	(539)	(272)	1,474

	Income (loss) before income taxes	(518)	(1,058)	15	(2,664)
	Provision for (benefit from) income taxes	(96)	—	(96)	—

	Net income (loss)	$(422)	$(1,058)	$111	$(2,664)

Income (loss) per share	– Basic	$(0.06)	$(0.15)	$0.02	$(0.41)

	– Diluted	$(0.06)	$(0.15)	$0.02	$(0.41)

Weighted average shares	– Basic	7,297	6,838	7,212	6,544
	– Diluted	7,297	6,838	7,395	6,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Dollars in thousands

	For the Nine months ended
	December 31, 2003	December 31, 2002
Cash flows from operating activities:
Net income (loss)	$111	$(2,664)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,256	1,641
Provisions for contract, inventory, accounts receivable and warranty reserves	362	1,008
Mark to market adjustment for short-term investments	(45)	—
Change in fair value of warrants outstanding	518	(1,494)
Changes in assets and liabilities:
Accounts receivable	(3,507)	(1,098)
Unbilled costs and fees	62	1,401
Inventories	834	2,306
Prepaid expenses, deposits and other assets	(451)	265
Accounts payable	(1,553)	(2,297)
Customer deposits	3,877	(2,787)
Deferred revenue	(600)	449
Accrued expenses and other current liabilities	667	510
Non-current liabilities	(67)	(75)
Total adjustments	1,353	(171)
Net cash provided by (used for) operating activities	1,464	(2,835)

Cash flows from investing activities:
Purchases of short-term investments	(2,319)	—
Maturity of short-term investments	3,656	—
Purchases of property and equipment	(449)	(475)
Net cash provided by (used for) investing activities	888	(475)

Cash flows from financing activities:
Decrease (increase) in restricted cash	1,310	(2,021)
Repayment of line of credit	—	(9,319)
Proceeds from issuance of common stock and warrants, net	—	18,415
Proceeds from exercise of stock options	2,874	1,321
Net cash provided by financing activities	4,184	8,396
Effect of exchange rate changes on cash	8	—
Net increase in cash and cash equivalents	6,544	5,086
Cash and cash equivalents at beginning of period	5,585	7,591
Cash and cash equivalents at end of period	$12,129	$12,677

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

	Three months ended		Nine months ended
(In thousands except per share amounts)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2002
Net income (loss)
As reported	$(422)	$(1,058)	$111	$(2,664)
Less: Stock based compensation using fair value method for all awards	(1,047)	(902)	(2,865)	(2,387)
Pro forma net loss	$(1,469)	$(1,960)	$(2,754)	$(5,051)
Income (loss) per share — Basic:
As reported	$(0.06)	$(0.15)	$0.02	$(0.41)
Pro forma	$(0.20)	$(0.29)	$(0.38)	$(0.77)
Income (loss) per share — Diluted:
As reported	$(0.06)	$(0.15)	$0.02	$(0.41)
Pro forma	$(0.20)	$(0.29)	$(0.38)	$(0.77)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.0%, expected volatility of 73%, an expected dividend yield of 0% and an expected life of 5 years.

New Accounting Pronouncements

In February 2003, the FASB issued Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance for the accounting by a vendor for arrangements involving multiple revenue-generating activities. The Company adopted EITF 00-21 on July 1, 2003 and such adoption did not have a significant effect on the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.  Throughout 2003, the FASB released numerous proposed and final FSPs regarding FIN 46, which both clarified and modified FIN 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which will replace FIN 46 upon its effective date.  The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The Company will defer adoption of FIN 46-R until March 31, 2004 but does not believe the adoption of this pronouncement will have a material effect on the consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, (“FAS 150”).  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS No. 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position (FSP) 150-3. The adoption of SFAS No. 150, as modified by FSP 150-3, did not have a material effect on the Consolidated Financial Statements.

In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements.  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked

Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB 104.  The Company’s current accounting policies conform with the requirements of this Staff Accounting Bulletin.

2.     Inventories

(Dollars in thousands)	Dec. 31, 2003	March 31, 2003
Inventories consisted of:
Raw materials and completed sub-assemblies	$6,110	$8,119
Work-in-process	8,362	3,783
Finished goods	352	3,846
Total	$14,824	$15,748

3.               Income (Loss) per Common and Common Equivalent Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share include the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarter ended December 31, 2003 and December 31, 2002, common stock equivalents of 717,000 and 1,033,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.  For the nine months ended December 31, 2003 and December 31, 2002, common stock equivalents of 885,000 and 936,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three months ended		Nine months ended
(In thousands except per share amounts)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2002
Earnings (Loss) Per Share Basic:
Net income (loss)	$(422)	$(1,058)	$111	$(2,664)
Weighted average number of common shares outstanding – basic	7,297	6,838	7,212	6,544
Net income (loss) per share – basic	$(0.06)	$(0.15)	$0.02	$(0.41)
Diluted:
Net income (loss)	$(422)	$(1,058)	$111	$(2,664)
Weighted average number of common shares outstanding	7,297	6,838	7,212	6,544
Assumed exercise of stock options, using the treasury stock method	—	—	183	—
Weighted average number of common and potential common shares outstanding – diluted	7,297	6,838	7,395	6,544
Net income (loss) per share - diluted	$(0.06)	$(0.15)	$0.02	$(0.41)

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

The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.0% at December 31, 2003) and have an expiration date of November 30, 2004.  The credit agreements are collateralized by certain assets of the Company and contain certain restrictions including limitations on the amount of distributions that can be made to stockholders, the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.  As of December 31, 2003, the Company was in compliance with these covenants.

At December 31, 2003, there were no borrowings outstanding against these credit facilities. The Company had outstanding $560,000 in standby letters of credit guaranteeing performance on certain large international cargo projects, which have been collateralized with cash.  No amounts have been drawn against these letters of credit.

5.               Private Placement Offering

On May 28, 2002, the Company closed on a private placement offering of common stock and warrants.  A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued.  Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance cost.  The warrants were immediately vested and have a five-year life expiring in May of 2007.  Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet.  The “mark to market” change in the warrants value of $(52,000), $(519,000), $(592,000) and $1,496,000, was recorded as other income (expense) for the three and nine months ended December 31, 2003 and December 31, 2002, respectively.  The liability of $1,338,000 and $820,000 associated with the warrants is recorded as a non-current liability on the December 31, 2003 and March 31, 2003 balance sheets, respectively.  The fair market value of the warrants was determined using the Black Scholes pricing model and an assumed volatility of 73% and interest rate of 5%.

6.               Guarantees

At December 31, 2003, the Company had $560,000 of letters of credit outstanding guaranteeing performance on certain large international cargo projects.  These letters of credit were issued through the Company’s current and former export loan and security agreements (see Note 4) and have expiration dates through March of 2005.

The Company’s parcel product line carries a one-year warranty, the costs of which are accrued for at time of shipment.  Accrual rates are based upon historical experience over the preceding twelve months and the adequacy of the warranty reserve is evaluated monthly.  Warranty experience for the three and nine months ended December 31, 2003 and December 31, 2002 is as follows:

	Three months ended		Nine months ended
(In thousands)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2002

Warranty accrual beginning of period	$549	$585	$535	$196
Accruals for warranties issued during the period	73	102	259	473
Accruals related to pre-existing warranties	—	—	—	153
Warranty costs incurred during period	(159)	(99)	(331)	(234)
Balance at end of period	$463	$588	$463	$588

7.               Commitments and Contingencies

A provision of $1,359,000, of which $624,000 was recorded in the third quarter, has been made for incurred and anticipated losses on a CargoSearch contract that is recognized on the percentage of completion method.  Management believes that the current estimates of total contract costs exceed contract revenues for this contract and as such has provided for the anticipated losses in the periods in which such losses became evident.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net revenues for the quarter ended December 31, 2003 decreased by $954,000 to $16,266,000 compared to the corresponding period last year.  This decrease is attributable primarily to a decrease of $2.6 million in CargoSearch™ systems revenues as the Company had three fewer systems in production in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003.  In addition, a MobileSearch system originally scheduled for delivery in the third quarter of fiscal 2004 was delayed at the port of entry at quarter end resulting in this revenue being deferred to the fourth quarter. These decreases were offset by an increase of $600,000 to $1.6 million in revenues from the Company’s High Energy Systems division due to expanded contracts with its largest customer.  Service revenues increased by $1.2 million compared to the third quarter of fiscal 2003 as the Company has entered into service contracts for equipment that had been under warranty in the prior year.

Net revenues for the nine months ended December 31, 2003 increased by $2,760,000 to $51,833,000 compared to the corresponding period last year.  This increase is attributable primarily to an increase of $3.8 million in CargoSearch systems revenues as the Company delivered five more MobileSearch trucks in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003.  This was offset by fewer fixed site CargoSearch systems in production in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003.  In addition, revenues from the Company’s High Energy Systems division increased by $2.1 million to $5.0 million in the first nine months of fiscal 2004 due to expanded contracts with its largest customer.  Service revenues increased by $3.6 million compared to the first nine months of fiscal 2003 as the Company has entered into service contracts for equipment that had been under warranty in the prior year. These increases were offset by a $ 6.5 million decrease in ParcelSearch system revenues as compared to the prior year.

Total cost of sales and contracts for the third quarter of fiscal 2004 decreased by $1,040,000 to $12,302,000 compared to the corresponding period a year ago. Cost of sales and contracts represented 76% of revenues versus 77% for the corresponding period last year.  The margin improvement is due in part to margin improvements from the Company’s High Energy Systems division attributable to increased manufacturing utilization, and improved service margins as the Company entered into numerous new service contracts in the past year as warranties expired and replaced certain unprofitable service contracts and time and material service arrangements.  These margin improvements were negatively impacted by a $624,000 provision made in the third quarter of fiscal 2004 for losses incurred and projected on a CargoSearch program recognized on a percentage of completion basis.  This contract required certain new product applications, which had higher than planned development and material costs resulting in these losses.

Total cost of sales and contracts for the first nine months of fiscal 2004 increased by $157,000 to $38,500,000 compared to the corresponding period a year ago. Cost of sales and contracts represented 74% of revenues compared to 78% for the corresponding period last year.  This margin improvement is due in part to increased sales of higher margin MobileSearch trucks in fiscal 2004, reduced manufacturing and service overhead costs, improved manufacturing utilization, and improved service margins as the Company entered into numerous new service contracts during the past year as warranties expired and replaced certain unprofitable service contracts and time and material service arrangements.  These margin improvements were negatively impacted by a  $1.4 million provision made for losses incurred and projected on one CargoSearch program recognized on a percentage of completion basis.  As noted above, this contract required certain new product applications, which had higher than planned development and material costs, resulting in these losses.

Selling, general and administrative expenses for the third quarter of fiscal 2004 decreased by $302,000 to $2,753,000 compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 17% of revenues in the current quarter compared to 18% for the corresponding period last year.  This decrease was due primarily to reductions in consulting and legal expenses from the prior year.

Selling, general and administrative expenses for the first nine months of fiscal 2004 decreased by $1,342,000 to $8,661,000 compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 17% of revenues in the current period compared to 20% for the corresponding period a year ago.  This decrease was due primarily to reduced consulting ($828,000), trade and road show  ($245,000), insurance and financing ($153,000), legal and public company ($208,000) and other expenditures. This was offset in part by approximately $400,000 in severance and other costs related to the termination of the Company’s Chief Executive Officer, which the Company incurred in the first quarter of fiscal 2004.

Company funded research and development expenses for the third quarter of fiscal 2004 increased by $399,000 to $1,741,000 compared to the corresponding period a year ago. Research and development expenses represented 11% of revenues in the current quarter compared to 8% for the corresponding period last year. Current quarter expenditures increased comparatively as the Company increased activity on product development initiatives in the current quarter.

Company funded research and development expenses for the first nine months of fiscal 2004 decreased by $480,000 to $4,385,000 compared to the corresponding period last year. Research and development expenses represented 8% of revenues in the first nine months of fiscal 2004 compared to 10% for the corresponding period last year. Research and development expenditures decreased year over year as the Company reduced the number of initiatives being developed.

Other income (expense) was $12,000 in income for the third quarter of fiscal 2004 as compared to $539,000 in expense for the corresponding period a year ago.  As part of the private equity placement during the first quarter of 2003, the Company issued 295,475 warrants.  Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet.  At December 31, 2003, these warrants were “marked to market” using Black-Scholes and the change in the valuation of the warrants of $52,000 was recorded as other expense in the quarter. During the three months ended December 31, 2002, this mark to market adjustment resulted in $592,000 in other expense.

Other income (expense) was $272,000 in expense for the first nine months of fiscal 2004 as compared to $1,474,000 in income for the corresponding period a year ago due primarily to the mark to market of outstanding warrants as noted above.

The potential tax benefits on losses incurred in fiscal 2003 were fully reserved due to the uncertainty as to whether the additional loss carryforwards would ultimately be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has not made a provision for taxes in the quarter or nine months ended December 31, 2003 as the Company will not have to pay taxes for the income earned in these periods due to its net operating loss carryforwards.  In the quarter and nine months ended December 31, 2003, the Company recorded an income tax benefit of $96,000 for state tax refunds received during the period that had not previously been recognized.

The Company incurred a net loss of $422,000 during the third quarter of fiscal 2004 as compared to a net loss of $1,058,000 in the third quarter of fiscal 2003.  The Company reported net income of $111,000 in the first nine months of fiscal 2004 as compared to a net loss of $2,664,000 in the first nine months of fiscal 2003.  The significant factors contributing to these results are noted in the above sections.

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

Cash and cash equivalents increased by $6,544,000 to $12,129,000 at December 31, 2003 compared to $5,585,000 at March 31, 2003. This increase in cash and cash equivalents is primarily due to cash generated from operations as MobileSearch trucks in inventory at March 31, 2003 were delivered to customers in the current year and from $2.9 million in cash proceeds from the exercise of stock options during the year. Working capital increased by $4,228,000 (14%) since March 31, 2003, increasing from $30,196,000 to $34,424,000 at December 31, 2003.

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

The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.0% at December 31, 2003) and have an expiration date of November 30, 2004.  The credit agreements are collateralized by certain assets of the Company and contain certain restrictions including limitations on the amount of distributions that can be made to stockholders, the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.  As of December 31, 2003, the Company was in compliance with these covenants.

At December 31, 2003, there were no borrowings outstanding against these credit facilities. The Company had outstanding $560,000 in standby letters of credit guaranteeing performance on certain large international cargo projects, which have been collateralized with cash.  No amounts have been drawn against these letters of credit.  The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants. As of December 31, 2003, the Company was in compliance with these covenants.

At December 31, 2003, there were no borrowings outstanding and $187,000 in standby letters of credit were in effect against this credit facility guaranteeing performance on certain large international cargo projects.  In addition, the Company had outstanding $373,000 in standby letters of credit with HSBC Bank USA, which have been collateralized with cash.  No amounts have been drawn against these letters of credit.

The Company believes that its existing cash and investments plus cash generated from operations and amounts available under its credit facilities are adequate to finance its operating and capital requirements for fiscal 2004.

 New Accounting Pronouncements:

In February 2003, the FASB issued Emerging Issues Task Force Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 provides guidance for the accounting by a vendor for arrangements involving multiple revenue-generating activities. The Company adopted EITF 00-21 on July 1, 2003 and such adoption did not have a significant effect on the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest.  Throughout 2003, the FASB released numerous proposed and final FSPs regarding FIN 46, which both clarified and modified FIN 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which will replace FIN 46 upon its effective date.  The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The Company will defer adoption of FIN 46-R until March 31, 2004 but does not believe the adoption of this pronouncement will have a material effect on the consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, (“FAS 150”).  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS No. 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position (FSP) 150-3. The adoption of SFAS No. 150, as modified by FSP 150-3, did not have a material effect on the Consolidated Financial Statements

In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements.  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB 104.  The Company’s current accounting policies conform with the requirements of this Staff Accounting Bulletin.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its credit facilities that have variable interest rates tied to the Prime Rate.  As of December 31, 2003, the Company had no variable interest rate debt outstanding.

The cash accounts for the Company’s operations in Singapore, Hong Kong, England, and Abu Dhabi are maintained in Singapore dollars, Hong Kong dollars, pounds sterling and dirhams, respectively.  Foreign currency accounts were marked to market at current rates that resulted in immaterial translation adjustments to stockholders’ equity.  The gains and losses from foreign currency transactions are included in the statement of operations for the period and were also immaterial.  A hypothetical 10% change in foreign currency rates would not have a material impact on the Company’s results of operations or financial position.

As of December 31, 2003, the Company holds short-term investments consisting of money market funds and U.S. government and government agency bonds.  The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of  1.1% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock.  These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company and as such a liability equal to Black-Scholes value of the warrants is recorded on the balance sheet.  Changes in the fair value of the warrants are recorded as other income (expense).  The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock.  A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $225,000 effect on earnings.

Item 4 - Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities

Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and executed, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in reports filed under such Act.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

3.2	Amended and Restated By-laws of American Science and Engineering, Inc.

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On October 22, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our preliminary financial results for the quarter ended September 30, 2003.

On November 26, 2003, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our financial results for the quarter ended June 30, 2003.

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 3 on Page 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.
(Registrant)

Date February 23, 2004	/s/ Paul Theodore Owens
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

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: significant reductions or delays in procurements of the Company’s systems by the United States and other governments; disruption in the supply of any source component incorporated into AS&E’s products and other factors which may cause delays in production and delivery schedules; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; failure of any of our products to meet performance requirements or to continue to operate reliably because of unexpected design flaws or manufacturing defects; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of the Company’s products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management system, to accommodate any future growth, and future delays in federal funding. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Forward-Looking Information and Factors Affecting Future Performance” in the Company’s Registration Statement on Form 10-K.