Form 10-Q/A
period 2003-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2004-06-14
CIK 5768

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A of American Science and Engineering, Inc. is being filed for the purpose of amending and restating Items 1 and 2 of our Form 10-Q for the quarter ended June 30, 2003, filed August 13, 2003, to reflect the restatement of our Condensed Consolidated Statements of Operations for the quarter ended June 30, 2003. During the quarter ending March 31, 2004, the Company determined that certain changes made to the method of allocating certain overhead costs to inventory effective April 2003 should not have been made.  As such, the Company has restated its cost of sales and contracts, gross profit, selling, general and administrative expenses and research and development for offsetting amounts for the current fiscal year to reinstate this historical overhead allocation method.  This restatement had no effect on net income (loss) previously reported. The information in this Form 10-Q/A does not reflect any subsequent information or events or otherwise amend the Form 10-Q except as noted above.  Accordingly, the amendments set forth in this Form 10-Q/A relate solely to such restatement.

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

American Science and Engineering, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars and shares in thousands, except per share amounts

	For the Three Months Ended
	June 30, 2003	June 30, 2002
	(restated)
Revenues:
Net product sales and contract revenues	$14,078	$12,945
Net service revenues	3,310	1,973
Total net revenues	17,388	14,918

Cost of sales and contracts:
Cost of product sales and contracts	10,944	9,349
Cost of service revenues	1,872	2,079
Total cost of sales and contracts	12,816	11,428
Gross profit	4,572	3,490

Expenses:
Selling, general and administrative expenses	3,052	3,172
Research and development	1,285	1,866
Total expenses	4,337	5,038

Operating income (loss)	235	(1,548)

Other income (expense):
Interest income	28	24
Interest expense	—	(86)
Other, net	(143)	701
Total other income (expense)	(115)	639

Income (loss) before income taxes	120	(909)
Provision for (benefit from) income taxes	—	—

Net income (loss)	$120	$(909)

Income (loss) per share – Basic	$0.02	$(0.15)
– Diluted	$0.02	$(0.15)

Weighted average shares – Basic	6,883	5,975
– Diluted	7,011	5,975

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

Restatement

During the quarter ending March 31, 2004, the Company determined that certain changes made to the method of allocating certain overhead costs to inventory effective April 2003 should not have been made.  As such, the Company has restated the cost of sales and contracts, gross profit, selling, general and administrative expenses and research and development for the current fiscal period to reinstate this historical overhead allocation method. This restatement had the following effect:

	For the Three Months Ended June 30, 2003
	As Reported	Restated
Cost of product sales and contracts	$10,642	$10,944
Cost of service revenues	1,760	1,872
Total cost of sales and contracts	$12,402	$12,816

Selling, general and administrative expenses	$3,563	$3,052
Research and development	$1,188	$1,285

This restatement had no impact on the operating income or income (loss) per share for the quarter ended June 30, 2003 as the Company considered the incremental costs allocated to production to be excessive and as such expensed them as incurred in accordance with the inventory capitalization policy described below.

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

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost or net realizable value.  Excessive overhead manufacturing costs attributable to idle facilities or abnormal production volumes are excluded from inventory and recorded as an expense in the period incurred.

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

3.          Income per Common and Common Equivalent Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarters ended June 30, 2003 and June 30, 2002, common stock equivalents of 1,448,072 and 944,159, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

Earnings Per Share (in thousands except per share amounts)	Three Months Ended
	June 30, 2003	June 30, 2002

Basic
Net income (loss)	$120	$(909)
Weighted average number of common shares outstanding – basic	6,883	5,975
Net income (loss) per share – basic	$0.02	$(0.15)
Diluted
Net income (loss)	$120	$(909)
Weighted average number of common shares outstanding	6,883	5,975
Effect of stock options	128	—
Weighted average number of common and potential common shares outstanding – diluted	7,011	5,975
Net income (loss) per share – diluted	$0.02	$(0.15)

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

On February 14, 2002, these credit agreements were amended to increase the domestic revolving credit facility to $20.0 million and to reduce the export credit facility to $20.0 million in anticipation of higher domestic demand.  These agreements were further amended on November 28, 2002 to reduce the domestic revolving credit facility to $5 million, with maximum borrowings set at the lower of:  (a) the sum of 85% of eligible domestic accounts receivable plus the lower of: (i) 40% of eligible raw materials and work–in–process inventory; or; (ii) $2 million, or; (b) $5 million.  In addition, the interest rate and certain financial covenants were amended and the expiration date of the facility was extended to February 28, 2003. In February 2003 and May 2003, these agreements were further amended to extend expiration to July 31, 2003.  The credit facility, as amended, bears an interest rate at the HSBC Bank USA prime rate plus 1/4% or LIBOR plus 2.0% at the Company’s option (4.25% at June 30, 2003). At June 30, 2003, there were no borrowings outstanding and $4.3 million in standby letters of credit, guaranteeing performance on certain large international cargo projects, were in effect against this credit facility. No amounts have been drawn against these letters of credit.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

During the quarter ending March 31, 2004, the Company determined that certain changes made to the method of allocating certain overhead costs to inventory effective April 2003 should not have been made.  As such, the Company has restated cost of sales and contracts, gross profit, selling, general and administrative expenses and research and development for offsetting amounts for the current fiscal year to reinstate this historical overhead allocation method. This restatement had no impact on operating income or income (loss) per share for the quarter ended June 30, 2003.

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

Total cost of sales and contracts for the first quarter of fiscal 2004 increased by $1,388,000 to $12,816,000 compared to the corresponding period a year ago. Cost of sales and contracts represented 74% of revenues versus 77% for the corresponding period last year.  This margin improvement is due to the significantly improved service margins as the Company entered into several large service contracts during fiscal 2003 as warranties expired and replaced certain unprofitable service contracts and time and material service arrangements offset somewhat by reduced margins on product and contract revenues attributable to reduced volumes in ParcelSearch and the Company's HES division.

Selling, general and administrative expenses for the first quarter of fiscal 2004 of $3,052,000 were $120,000 lower than the corresponding period a year ago.  Selling, general and administrative expenses represented 18% of revenues in the current period compared to 21% for the corresponding period last year.  This decrease in expenses was due to decreased consulting and financing charges as compared to the corresponding period a year ago.  This was offset in part by  severance and other costs incurred in the period related to the termination of the Company’s Chief Executive Officer of approximately $400,000.

Company funded research and development expenses of $1,285,000 for the first quarter of fiscal 2004 decreased by $581,000 compared to the corresponding period last year. Research and development expenses represented 7% of revenues in the current period compared to 13% for the corresponding period last year. Current period expenditures decreased comparatively as the Company limited research and development initiatives in order to control costs and focused engineering efforts on revenue producing programs during the quarter.

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

There have been no changes in our internal controls or in other factors, which could affect internal controls subsequent to the date that the Company carried out its evaluation.

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

AMERICAN SCIENCE AND ENGINEERING, INC.
(Registrant)

Date June 14, 2004	/s/ Paul Theodore Owens
Paul Theodore Owens
Vice President, Treasurer and Chief Financial Officer

Safe Harbor Statement

The foregoing 10-Q/A contains statements concerning the Company’s financial performance and business operations, which may be considered “forward-looking” under applicable securities laws.

The Company wishes to caution readers of this Form 10-Q/A that actual results might differ materially from those projected in any forward-looking statements.

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