Form 10-Q/A
period 2003-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2004-06-14
CIK 5768

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

EXPLANATORY NOTE

This Form 10-Q/A of American Science and Engineering, Inc. is being filed for the purpose of amending and restating Items 1and 2 of our Form 10-Q for the quarter ended September 30, 2003, filed November 13, 2003, to reflect the restatement of our Condensed Consolidated Statements of Operations for the quarter and six months ended September 30, 2003.  During the quarter ending March 31, 2004, the Company determined that certain changes made to the method of allocating certain overhead costs to inventory effective April 2003 should not have been made. As such, the Company has restated cost of sales and contracts, gross profit, selling, general and administrative expenses and research and development for offsetting amounts for the current fiscal year to reinstate this historical overhead allocation method.  This restatement had no effect on net income (loss) previously reported. The information in this Form 10-Q/A does not reflect any subsequent information or events or otherwise amend the Form 10-Q except as noted above.  Accordingly, the amendments set forth in this Form 10-Q/A relate solely to such restatement.

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

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

Dollars and shares in thousands, except per share amounts

	Three Months Ended		Six Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
	(restated)		(restated)
Revenues:
Net product sales and contract revenues	$15,010	$14,859	$29,088	$27,804
Net service revenues	3,169	2,076	6,479	4,049
Total net revenues	18,179	16,935	35,567	31,853

Cost of sales and contracts:
Cost of product sales and contracts	11,151	11,757	22,095	21,106
Cost of service revenues	2,231	1,816	4,103	3,895
Total cost of sales and contracts	13,382	13,573	26,198	25,001
Gross profit	4,797	3,362	9,369	6,852

Expenses:
Selling, general and administrative expenses	2,856	3,776	5,908	6,948
Research and development	1,359	1,657	2,644	3,523
Total expenses	4,215	5,433	8,552	10,471

Operating income (loss)	582	(2,071)	817	(3,619)

Other income (expense):
Interest income	20	29	48	53
Interest expense	—	—	—	(86)
Other, net	(189)	1,345	(332)	2,046
Total other income (expense)	(169)	1,374	(284)	2,013

Income (loss) before income taxes	413	(697)	533	(1,606)
Provision for (benefit from) income taxes	—	—	—	—

Net income (loss)	$413	$(697)	$533	$(1,606)

Income (loss) per share – Basic	$0.06	$(0.10)	$0.08	$(0.25)

– Diluted	$0.06	$(0.10)	$0.07	$(0.25)

Weighted average shares – Basic	7,073	6,818	6,978	6,395
– Diluted	7,226	6,818	7,119	6,395

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

Restatement

During the quarter ending March 31, 2004, the Company determined that certain changes made to the method of allocating certain overhead costs to inventory effective April 2003 should not have been made.  As such, the Company has restated cost of sales and contracts, gross profit, selling, general and administrative expenses and research and development for the current fiscal period to reinstate this historical overhead allocation method. This restatement has the following effect:

	For the Three Months Ended September 30, 2003		For the Six Months Ended September 30, 2003
	As Reported	Restated	As Reported	Restated
Cost of product sales and contracts	$10,833	$11,151	$21,475	$22,095
Cost of service revenues	2,118	2,231	3,878	4,103
Total cost of sales and contracts	$12,951	$13,382	$25,353	$26,198

Selling, general and administrative expenses	$3,370	$2,856	$6,933	$5,908
Research and development	$1,276	$1,359	$2,464	$2,644

This restatement had no impact on operating income or income (loss) per share for the quarter and six months ended September 30, 2003 as the Company considered the incremental costs allocated to production to be excessive and as such expensed them as incurred in accordance with the inventory capitalization policy described below.

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

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost or net realizable value.  Excessive manufacturing overhead costs attributable to idle facilities or abnormal production volumes are excluded from inventory and recorded as an expense in the period incurred.

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

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.0%, expected volatility of 73%, an expected dividend yield of 0% and an expected life of 7 years.

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

3.   Income (Loss) per Common and Common Equivalent Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share include the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarters and six months ended September 30, 2003 and September 30, 2002, common stock equivalents of 835,000, 1,150,000, 1,337,344 and 835,482, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

During the quarter ending March 31, 2004, the Company determined that certain changes made to the method of allocating certain overhead costs to inventory effective April 2003 should not have been made. As such, the Company has restated cost of sales and contracts, gross profit, selling, general and administrative expenses and research and development for offsetting amounts for the current fiscal year to reinstate this historical overhead allocation method. This restatement had no impact on operating income or income (loss) per share for the quarter and six months ended September 30, 2003.

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

Net revenues for the six months ended September 30, 2003 increased by $3,714,000 to $35,567,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $8.0 million in CargoSearch and MobileSearch systems revenues as the Company delivered six MobileSearch trucks and had four CargoSearch programs ongoing in the first six months of fiscal 2004 as compared to two truck deliveries and one CargoSearch program ongoing in the first six months of fiscal 2003.  In addition, revenues from the Company’s High Energy Systems division increased by $1.5 million to $3.4 million in the first six months of fiscal 2004 due to expanded contracts with its largest customer.   Service revenues increased by $2.4 million compared to the second quarter of fiscal 2003 as the Company has entered into service contracts for equipment that had been under warranty in the second quarter of fiscal 2003. These increases were offset by a $ 8.0 million decrease in ParcelSearch system and after-market parts revenues as compared to the prior year.

Total cost of sales and contracts for the second quarter of fiscal 2004 decreased by $191,000 to $13,382,000 compared to the corresponding period a year ago. Cost of sales and contracts represented 74% of revenues versus 80% for the corresponding period last year.  This margin improvement is due in part to improved manufacturing utilization, and improved service margins as the Company entered into several large service contracts during the last six months of fiscal 2003 as warranties expired and replaced certain unprofitable service contracts and time and material service arrangements.   These margin improvements were offset somewhat by a $635,000 accrual made in the second quarter of fiscal 2004 for losses projected on one CargoSearch program recognized on a percentage of completion basis.

Total cost of sales and contracts for the first six months of fiscal 2004 increased by $1,197,000 to $26,198,000 compared to the corresponding period a year ago. Cost of sales and contracts represented 74% of revenues versus 78% for the corresponding period last year.  This margin improvement is due in part to increased sales of higher margin MobileSearch trucks in fiscal 2004, reduced manufacturing and service overhead costs, improved manufacturing utilization, and improved service margins as the Company entered into several large service contracts during the last six months of fiscal 2003 as warranties expired and replaced certain unprofitable service contracts and time and material service arrangements.   The margin improvements on cost of product sales and contracts were offset by a $735,000 accrual made for losses projected on one CargoSearch program recognized on a percentage of completion basis

Selling, general and administrative expenses for the second quarter of fiscal 2004 decreased by $920,000 to $2,856,000 compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 16% of revenues in the current period compared to 22% for the corresponding period last year.  The cost reductions from the prior year relate to lower consulting costs and reduced road show expenditures.  In the summer of 2002, the Company had an expanded road show with a MobileSearch truck that was not repeated in the current year.

Selling, general and administrative expenses for the first six months of fiscal 2004 decreased by $1,040,000 to $5,908,000 compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 17% of revenues in the current period compared to 22% for the corresponding period last year.  During the first quarter of fiscal 2004, the

Company incurred approximately $400,000 in severance and other costs related to the termination of the Company’s Chief Executive Officer.  This increase was offset by lower consulting costs and reduced road show expenditures.  In the summer of 2002, the Company had an expanded road show with a MobileSearch truck that was not repeated in the current year.

Company funded research and development expenses for the second quarter of fiscal 2004 decreased by $298,000 to $1,359,000 compared to the corresponding period a year ago. Research and development expenses represented 7% of revenues in the current quarter compared to 10% for the corresponding period last year. Current quarter expenditures decreased comparatively as the Company limited research and development initiatives in order to control costs and focused engineering efforts on revenue producing programs during the quarter.

Company funded research and development expenses for the first six months of fiscal 2004 decreased by $879,000 to $2,644,000 compared to the corresponding period last year. Research and development expenses represented 7% of revenues in the current period compared to 11% for the corresponding period last year.  Year to date expenditures continued to decrease compared to the same period in the prior year as the Company maintained cost control initiatives and continued to focus on engineering efforts on revenue producing programs.

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

.

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

Exhibit 10(c)(xv)

August 21, 2003

Mr. Anthony R. Fabiano

4285 Quinwood Lane North

Plymouth, MN 55442

Dear Anthony:

I am pleased to offer you the position of President and Chief Executive Officer of American Science and Engineering, Inc., at a weekly salary of $5,400.00, beginning Monday, September 8, 2003.  This offer is contingent upon the satisfactory completion of background and reference checks.

As a full-time employee, you will be immediately eligible for medical, dental, short-term and long-term disability, and life insurance benefits.  We have enclosed a schedule of benefits and employee costs.  You are also eligible to accrue 20 days of vacation per year.

After six months of employment, you will be automatically enrolled in AS&E’s 401(k) plan with Putnam Investments which also includes a quarterly AS&E stock match based upon your quarterly contribution level and the company’s profitability.  Unless you opt out of the 401(k) program, or unless you specify a different contribution amount, three percent (3%) of your weekly earnings will be deducted from your pay, pre-tax, and deferred into the Putnam Income Fund on your behalf.

In addition to your base cash compensation, you will be immediately eligible to participate in a cash bonus program.  The Board of Directors has determined that your maximum bonus for FY 2004 will be $240,000, pro rated for your period of service, assuming at-plan performance on your part.  “At-plan” performance will be based upon specific goals that will be established by the Board of Directors at or near the commencement of your employment with AS&E.

You will be granted an incentive stock option entitling you to purchase up to 75,000 shares of the company’s common stock subject to the terms and conditions of AS&E’s Stock Option Plan upon approval of the grant by the Board of Directors at its next meeting. The vesting will occur in equal increments on each of the first three anniversaries of the grant date. The strike price for this option will be at the market close price on the American Stock Exchange on the grant date.

1

You will be nominated for election to a seat on the Board of Directors following the annual meeting on September 25, 2003.

The Board will provide you with an interim performance review in January 2004, after the results of the third quarter (ending December 31, 2003) are released. This review will cover the four months from September 2003 through December 2003.

The Board will provide you with an annual performance review and salary review at the conclusion of FY 2004, after the results of the fourth quarter (ending March 31, 2004) are released.  This review will cover the seven months from September 2003 through March 2004.  Thereafter, the Board will provide you with an annual performance review and salary review at the conclusion of each fiscal year covering the full 12 months of each fiscal year.  Any salary adjustments approved by the Board will take effect on the first Monday in July.

AS&E will reimburse you for reasonable relocation expenses up to a maximum of $50,000.  In addition to this, you will be reimbursed for reasonable travel and living expenses in the period prior to your relocation, not to exceed fifteen (15) months.

If you are terminated on or before March 31, 2004, you will be entitled to severance of six (6) months of salary continuation and twelve (12) months of health insurance continuation.  If you are terminated after March 31, 2004, you will be entitled to twelve (12) months of salary continuation and twelve (12) months of health insurance continuation. AS&E also will provide you with an agreement which protects you in the event of a change of control.

AS&E is an Equal Opportunity and Affirmative Action Employer.  If you are an Individual with a Disability or a Veteran and would like us to know about it, you can fill out the enclosed invitation and return to AS&E or come to the Human Resources Department at any time during your employment.

2

If you have any questions concerning the position or our company policies, please do not hesitate to call Ted Owens or me at 978-262-8600.

Sincerely yours,

/s/ Roger P. Heinisch

Roger P. Heinisch

Enclosures

ACCEPTED AND AGREED:

/s/ Anthony R. Fabiano	DATE:	8/25/03
Anthony R. Fabiano

3