Form 10-K
period 2004-03-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2004-06-14
CIK 5768

Use these links to rapidly review the document
TABLE OF CONTENTS
AMERICAN SCIENCE AND ENGINEERING, INC., AND SUBSIDIARY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant on June 1, 2004 was $134,836,946.

        7,551,344 shares of Registrant's Common Stock were outstanding on June 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2004. Portions of such Proxy Statement are incorporated by reference in Part III.

American Science & Engineering, Inc.

FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2004

PART I

ITEM 1. BUSINESS

        American Science and Engineering, Inc., a Massachusetts corporation formed in 1958 (together with its subsidiary, the "Company" or "AS&E"), develops, manufactures, markets, sells, provides maintenance and warranty services, as well as research, engineering, and training services with respect to X-ray inspection and other inspection solutions.

        The Company's sophisticated X-ray inspection products are used for critical detection and security applications by seaport and border authorities, federal facilities, military bases, airports and corporations in the United States and around the globe. These security applications include X-ray inspection and screening systems for combating terrorism, drug and weapon smuggling, trade fraud, and illegal immigration.

        The Company's objective is to distinguish itself from its competitors through technical innovations and a superior approach to detection. The Company's patented Z® Backscatter and Shaped Energy™ technologies detect plastic explosives, plastic weapons, illegal drugs, and other contraband, even when concealed in complex backgrounds by terrorists and smugglers. In addition, AS&E's new Radioactive Threat Detection (RTD) technology detects dirty bombs and nuclear devices while Z® Backscatter and transmission images are simultaneously produced.

        Historically, the Company has focused its product development and marketing efforts on two broad markets: (i) the protection of high-risk government personnel and facilities; and (ii) the inspection and clearance of cargo, trucks and cars at seaports, borders and airports. These markets are driven by domestic and global trends in terrorism; the continued global proliferation of drug and people smuggling, and the continuing increase in global trade which creates greater incentives and opportunities to evade duties or perpetrate trade fraud utilizing false cargo shipping manifests.

        Beginning with the terrorist attacks on September 11, 2001, and continuing with the proliferation of global terrorism, as well as the potential threat of terrorism posed by the war in Iraq, homeland security and force protection concerns have become of paramount importance in the United States and around the world. The Company believes that homeland defense, force protection and military security initiatives will continue to provide new revenue opportunities with increased growth in the seaports and borders, federal and military facilities, force protection, and corporate security markets.

        High Energy Systems Division    In 1998 the Company established the High Energy Systems division ("HES"). HES, located in Mountain View, California, develops and manufactures linear accelerators for a variety of applications and products, including a proprietary high-energy linear accelerator for the Company's Shaped Energy technology. The linear accelerators generate high-energy X-rays by accelerating electrons from energy of approximately 20 KeV to energy of several MeV using microwave fields created in an evacuated accelerating structure. The accelerated electrons either strike a heavy metal target to generate high energy X-rays, or are extracted in air to produce a propagating high-energy electron beam for various applications. The applications for HES's linear accelerators include dense cargo screening, medical, scientific, military, electron beam curing, and non-destructive testing.

Technology

        The Company's product line utilizes a variety of technologies including proprietary Z® Backscatter technology, traditional transmission X-ray, Shaped Energy and the recently introduced Radioactive Threat Detection (RTD).

        Z® Backscatter Technology    All of the Company's X-ray systems utilize AS&E's patented Z® Backscatter technology. Backscattered X-rays refer to those X-rays that are directed toward an object and are scattered, rather than absorbed by that object. Z® Backscatter captures these scattered X-rays and uses them to create highly readable, photo-like images. A key aspect of Z® Backscatter is that objects that are organic in content (low atomic number or "low Z"), such as drugs, explosives, plastic weapons, or people, scatter X-rays very well. These organic items stand out as bright objects in the Z® Backscatter images, making them easy to identify in even the most complex X-ray backgrounds. As a result, the Z® Backscatter images show these potential threats clearly. When used in combination with transmission X-ray technology, Z® Backscatter adds significant interpretability to a transmission image enabling an inspector to perform a quicker and more thorough examination of the object in question.

        Transmission X-ray Technology    Transmission X-rays are used in combination with Z® Backscatter in many of the Company's products. A standard transmission X-ray image results when X-rays are absorbed rather than scattered as they pass through the object under examination. When transmission X-rays pass through the parcel, container or vehicle being scanned, and are viewed on the transmission monitor, they create a "shadowgram" image, similar to the result of a medical X-ray exam. Shadowgram images are generally high resolution and result from the X-ray beam penetrating through, and being absorbed by, objects of varying densities. With transmission technology, the more objects or clutter in the path of the beam the less differentiation of those objects is achieved.

        The best method for X-ray inspection is viewing Z® Backscatter and transmission X-ray images simultaneously, giving inspectors more information about the contents of the parcel or container by differentiating dense objects, such as metal, from low Z materials, such as explosives.

        Shaped Energy™ Technology    This patented technology is specifically designed for use in examining densely loaded cargo containers at seaports and border crossings and is available in various fixed or modular system configurations. The Shaped Energy (SE) detection system combines the penetration capability of a high-energy X-ray source (3.8 MeV) with the photo-like quality and material discrimination features of the Company's Z® Backscatter imaging technology.

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

        Radioactive Threat Detection Technology    An AS&E cargo inspection system enhanced with Radioactive Threat Detection (RTD) can be used to find radioactive threats in vehicles and cargo containers. RTD is highly sensitive to both gamma rays and neutrons—typically associated with dirty bomb materials (such as Cesium 137) or fissile material such as weapons grade plutonium. RTD is particularly important in light of the potential terrorist threat of explosives packaged with radioactive material that scatters upon deployment, commonly referred to as "dirty bombs." AS&E's RTD technology is unique as the X-ray system can perform radioactive material detection while simultaneously producing Z® Backscatter and transmission X-ray images thereby maintaining optimum throughput.

Products and Systems

        The Company's products can be grouped into four different areas including the CargoSearch™ family, the ParcelSearch™ family, Backscatter-only products, as well as Service and Support. These areas, each with dedicated, accountable leadership that are focused on continued enhancement of their respective products.

        CargoSearch™ Inspection Systems    The CargoSearch family of systems includes high-energy and medium-energy non-intrusive inspection and screening devices for the X-ray scanning of trucks, cars, cargo containers, pallets and air cargo primarily at border crossings, seaports, railroad centers, airports, and cargo and transportation hubs. These systems are designed to combat trade fraud, drug trafficking, weapons smuggling and terrorism. In addition, the Company recently introduced the Z® Backscatter Van, an effective, low-cost and high-speed X-ray inspection tool for screening vehicles and cargo in crowded environments. AS&E currently has 83 CargoSearch inspection systems deployed in 15 countries. The CargoSearch family includes:

    Shaped Energy Gantry System, an X-ray inspection system combining high-energy transmission and Z® Backscatter imaging ideal for ports, borders and high-threat facilities. With the SE Gantry, detectors move on rails past stationary vehicles and cargo. The system is bi-directional, allowing for high throughput. The SE Gantry system eliminates the need for a cargo transport system.

    Shaped Energy CargoSearch™ System, a fixed site X-ray inspection system combining high-energy transmission and Z® Backscatter imaging ideal for ports, borders and high-threat facilities. The SE CargoSearch configuration provides the stability of a permanent inspection location, within a very small footprint.

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

        Backscatter-only Inspection Systems    An advantage of Z® Backscatter technology is that it can be used as a standalone technology, or in combination with other technologies, including Transmission, Shaped Energy™, and Radioactive Threat Detection. Z® Backscatter scanning can be implemented without the use of boom-mounted receptors, which allows for rapid drive-by screening of containers and vehicles in a variety of applications without impeding the flow of commerce.

    Z® Backscatter Van (ZBV) is an extremely mobile X-ray screening system built into a commercially available delivery van. It utilizes AS&E's patented Z® Backscatter X-ray technology to produce photo-like images of the contents of a vehicle or cargo container, highlighting organic materials such as plastic explosives or other anomalies.

    Z® Backscatter Portal, a multi-view backscatter-only, drive-through inspection system capable of scanning cars, vans, trucks, and their cargoes for threats and contraband.

    ParcelSearch™ Inspection Systems ParcelSearch systems are designed for the non-intrusive X-ray scanning of parcels, baggage and mail. They are primarily located in government facilities, airports, and commercial office buildings, high-security federal facilities (research facilities and military bases) and convention centers. There are currently in excess of 1,990 ParcelSearch systems deployed in over 127 countries. The ParcelSearch family includes:

    Model 101VAN™, a self-contained, conveyer based parcel inspection system housed in a standard van and designed and built to the rigorous specifications of the U.S. Bureau of Customs and Border Protection.

    Models 101Z™, 101ZZ™, 101GT™ and 101XL™, conveyor-based systems allowing rapid inspection of high volumes of luggage and other packages.

    Model 66Zplus™, a compact system designed to handle small packages, including briefcases, carry-on luggage and mail.

        In addition, the Company manufactures the BodySearch™ Personnel Inspection System. The BodySearch system offers a fast, safe, and non-intrusive way to screen individuals for weapons, drugs, and illegal contraband concealed under clothing, providing a viable alternative to pat or strip searches.

        Service and Support    AS&E's highly skilled Field Service Engineers (FSEs) provide support services and comprehensive technical training on all X-ray inspection systems worldwide. FSEs are located at AS&E offices in Asia, Europe, the Middle East and North America. In addition, Technical Support is provided at headquarters in Billerica. AS&E provides comprehensive, cost-effective spare parts solutions customized for each system.

Intellectual Property

        The Company relies on a combination of patent, copyright, trademark, contract and trade secret laws to establish and protect its proprietary rights in its technology. The Company has patents either issued and/or pending in the United States, Germany, Japan, the United Kingdom, China and Egypt and under the Patent Cooperation Treaty.

        In general, the company pursues a policy of obtaining patent protection both in the United States and in selected foreign countries for subject matter we consider patentable and important to our business strategy. We have 50 unexpired patents issued by, and 17 patent applications pending with, the U.S. Patent and Trademark Office, as well as a number of international patents and patent applications. Of our issued patents, over half have been issued in the last five years.

        Generally, patents issued in the United States are effective for the longer of 17 years from the date of issue or 20 years from the earliest effective filing date of the corresponding patent application if filed prior to June 8, 1995. The duration of foreign patents varies in accordance with applicable local law. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products.

        The Company believes that its patents, proprietary technology, know-how, and trademarks provide substantial protection for the Company's competitive position and the Company intends to aggressively protect its intellectual property assets, by litigation or other means, as appropriate. Nevertheless, there can be no assurances that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries. See Item 3: Legal Proceedings below.

Sales and Marketing

        The Company's X-ray products are marketed to private and governmental organizations through a sales force that contacts potential customers and responds to public tenders and other expressions of interest. This sales force includes Company personnel based in the United States and abroad as well as independent representatives under contracts to sell in foreign countries.

        Many of the Company's systems are built for existing customers and the Company maintains an inventory of common parts and sub-assemblies for these systems in order to meet expected customer delivery requirements and spares requirements.

Customers

        The Company has a customer list consisting of government and commercial clients from both the U.S. and abroad. Domestically, the Company's primary client base is comprised of agencies of the U.S. Government. International sales, primarily to foreign governments, accounted for approximately 12%, 15%, and 30% of the Company's total sales in fiscal 2004, 2003 and 2002, respectively. The international market will continue to remain a high priority for the Company as part of its long-term growth strategy.

        During fiscal 2004, approximately 77% of the Company's sales were derived from either (i) contracting directly with the U.S. Government, or (ii) contracting with contractors working directly with the U.S. Government. A small percentage of the Company's contracts with the U.S. Government provide the U.S. Government with the standard unilateral right to terminate these contracts for convenience. To date, the Company has not experienced any material losses as the result of this contractual provision. The Company is heavily dependent upon sales to agencies of the U.S. Government and reductions or delays in procurement of the Company's systems by these agencies may have a material adverse effect on the Company.

        Notwithstanding the longer sales cycles and project financing requirements often associated with international sales, the Company continues to focus on these sales as a means of reducing its dependence on sales to the U.S. Government. The Company manages its overseas risk in a number of ways, including actively increasing the number of opportunities it is pursuing at any one time and by working with international funding sources to help customers finance and secure funding of these projects. The majority of international contracts are bid in U.S. dollars. For those contracts that are bid in other currencies, the Company would consider engaging in hedging contracts to control foreign exchange risk. There were no hedging activities in fiscal 2004.

        In fiscal year 2004, the Company had sales to two major customers, both agencies of the U.S. Government, which accounted for 19% and 15%, respectively, of total sales. In fiscal year 2003, the Company had sales to one major customer, an agency of the U.S. Government, which accounted for 17% of total sales.

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

ISO 9001 Certification

        In August 2003, the Company announced that its Quality Management System had been registered under the updated ISO 9001:2000 Standard of the International Organization for Standardization. The Company had been registered under the previous ISO standard since March 2001. ISO 9001 is an internationally recognized quality management and assurance standard. In November 2003, the Company announced that its west coast division, HES, had been registered under the updated ISO 9001:2000 Standard of the International Organization for Standardization. HES had been registered under the previous ISO 9001 standard since April 2003 and the ISO 13485 standard since August 2002. ISO 13485 is the internationally recognized quality management system standard for medical devices.

        In qualifying, the Company met or exceeded the standards for establishing a quality management system for preventing non-conformity at every level of the product life cycle, from customer order, through development and production, to installation and support.

        The Company believes that demonstrating continuous quality improvement is vital for building customer satisfaction and making business processes more efficient in order to increase its competitive edge.

Raw Material Availability

        The Company has not experienced during the last year, and does not currently anticipate, any product delivery delays due to raw material shortages. Most procured material is from U.S. sources. However, the Company is dependent upon certain overseas providers of important components. No rare or exotic materials are utilized. Following the events of September 11, demand for X-ray system subcomponents increased significantly across the security industry. In response, the Company took steps to mitigate sourcing risks by working closely with its vendors to secure future raw material availability. In some cases, the Company chooses to stock certain inventory components to assure future availability. These efforts also included identifying and qualifying second-source providers for several critical components on all of its product lines.

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

Research and Development

        The Company spent approximately $5,535,000 of its own funds for research and development during fiscal 2004, compared to $6,419,000 and $7,136,000 in fiscal 2003 and 2002, respectively. The principal focus of fiscal 2004 and 2003 was on research and development of new products including the Shaped Energy Gantry, the Z® Backscatter Van and Radioactive Threat Detection. In addition funds were invested to enhance existing products, to develop new applications and for conceptualization of new products.

        In addition, the Company conducted government-sponsored research primarily focused on technologies for the detection of illicit drugs, explosives, and other security issues. The Company recognized revenues of $444,000, $747,000 and $635,000, in fiscal 2004, 2003, and 2002, respectively for these efforts. A significant amount of the Company's government sponsored research and development work is obtained via contracts or subcontracts that typically provide for a fixed fee or a reimbursement of allowable costs plus a fixed fee. The Company's contracts in these areas are obtained by submitting research and development proposals to various organizations, sometimes in response to requests for such proposals. The Company's contract research ranges from advances in X-ray systems and image analysis to integrated system development for niche security inspection problems.

Personnel

        As of March 31, 2004 the Company had 324 employees as compared to 304 employees at the end of the prior year. It is the Company's policy to have employees sign nondisclosure agreements as a condition of employment. None of the Company's employees are represented by labor unions.

Sales Backlog

        The Company's firm (under signed contracts) sales backlog was $33,852,000, $38,765,000, and $40,735,000 at March 31, 2004, March 31, 2003 and March 31, 2002, respectively.

        A majority of the Company's contracts with the U.S. Government contain clauses permitting the government to terminate the contract for convenience upon certain terms and conditions, including partial payment to the Company for work performed. The total of such contracts in the backlog was $16,645,000, $17,751,000, and $22,233,000 at March 31, 2004, March 31, 2003 and March 31, 2002, respectively. The reduction is attributable to the high sales volume in the fourth quarter of the current fiscal year and the shipment of certain fixed-site cargo systems during the year. It is estimated that approximately 82% of the 2004 backlog will be filled within the fiscal year ending March 31, 2005.

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

        Net Sales and Contract Revenues

	Fiscal Year
	2004		2003		2002
	(Dollars in thousands)
Domestic (based on customer location)	$66,848	88%	$52,834	85%	$45,932	70%
Export (based on customer location)	9,494	12%	9,124	15%	19,464	30%

Net Sales and Contract Revenues	$76,342	100%	$61,958	100%	$65,396	100%

Percent of Export Revenue by Major Region:
Middle East & Africa	34.2%		70.6%		59.0%
Europe	29.1%		16.8%		28.1%
Mexico	—		—		7.7%
Pacific Rim	34.4%		11.7%		4.4%
All Other	2.3%		0.9%		0.8%

ITEM 2. PROPERTIES

        The Company's executive offices are located in Billerica, MA and its research, manufacturing and warehouse facilities are located in Billerica, MA and Mountain View, CA. In Billerica, the Company occupies 118,300 square feet of space in a 160,000 square foot single-story, concrete and brick building owned by an unaffiliated real estate limited partnership. The remaining space is currently unoccupied and is available for lease from the building owner. The Company occupies the space under a long-term lease with a ten-year initial term that commenced March 1, 1995, and an option to extend for an additional ten-year term. In October 1999, the Company leased an additional 56,000 square feet of manufacturing and office space in an office park near the main office. This lease has a term of five years. The Company is currently evaluating the market for potential new real estate locations.

        Located in Mountain View, CA, HES leases 24,733 square feet of manufacturing, research and development, test and office space. The initial term of the lease is seven years, with an option to extend for an additional five-year period. The lease commenced on February 1, 2004.

        The Company's facilities are currently utilized on a one-shift basis. The Company can add additional capacity by adding second and third shifts if necessary.

ITEM 3. LEGAL PROCEEDINGS

        In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. ("EG&G") in the U.S. District Court for the District of Massachusetts in Boston, alleging that EG&G infringed upon at least two patents owned by the Company and that EG&G had misappropriated certain trade secrets of the Company. EG&G denied these allegations and filed counterclaims alleging that the patents-in-suit were not infringed and/or were invalid. In May 2003, the Company and PerkinElmer, Inc. (the former parent of EG&G) completed a settlement agreement which resolved all of the Company's claims against EG&G through June 14, 2002, the date that PerkinElmer sold EG&G to its new corporate parent, L-3 Communications, Inc, ("L-3"). Counterclaims as to any liability through the same date also were released. After completing this settlement, the litigation continued against EG&G's successor-in-interest, L-3, concerning any liability accrued after that date. Upon a determination that L-3 was not continuing the accused infringement, the Company moved to dismiss the case. In February 2004, the District Court entered an order dismissing the Company's claims with prejudice and L-3's counterclaims without prejudice. The Company covenanted not to sue L-3 for infringement by any current products of the two above-referenced patents.

        On or about February 19, 2004, L-3 filed a lawsuit against the Company in the United States District Court for the District of Massachusetts, in Boston, seeking declaratory judgments of non-infringement and/or invalidity of two of the Company's patents—United States Pat. No. 6,292,533 and No. 5,903,623. The Company filed a motion to dismiss the litigation for lack of subject matter jurisdiction, but was denied. The Company has answered L-3's underlying complaint, vigorously opposing the plaintiff's non-infringement and invalidity claims.

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

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is listed on the American Stock Exchange (ticker symbol: ASE). The market price range for the Common Stock for the last two fiscal years follows:

Fiscal Year	Quarter Ended	High	Low
2004	March 31, 2004	$16.90	$10.94
	December 31, 2003	14.10	11.25
	September 30, 2003	11.70	9.05
	June 30, 2003	10.00	7.16
2003	March 31, 2003	$13.23	$6.80
	December 31, 2002	14.25	9.10
	September 30, 2002	15.90	9.05
	June 30, 2002	23.50	13.95

        As of June 1, 2004, there were approximately 939 holders of record of the Company's Common Stock.

        No cash dividends have been declared in the two most recent fiscal years and the Company does not contemplate paying any dividends in the immediate future. The Company's credit facility restricts the payment of dividends (except in shares of the Company's stock) without the consent of the bank. See "Managements Disclosure and Analysis" describing the dividend limitation.

Equity Compensation Plan Information

        The following table provides the information about the Company's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of March 31, 2004. The Company has the following stock option plans outstanding as of March 31, 2004: 1984 Stock Option Plan, the 1993, 1994-1995, 1996 and 2003 Stock Option Plans for Non-employee Directors; 1995 Combination Plan; 1997 and 1998 Non-Qualified Option Plan; 1994-95 Stock Option Plan for New Employees, a 1999 Combination Plan, a 2000 Combination Plan, and a 2002 Combination Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of March 31, 2004	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2004 (excluding securities reflected in column(a))
Equity compensation plans approved by security holders:
1984 Stock Option Plan	200	$5.44	—
1993 Plan for New Non-Employee Directors	5,000	$6.38	—
1995 Combination Plan	145,866	$10.29	66
1999 Combination Plan	220,400	$10,71	4,234
2000 Combination Plan	166,767	$10.10	83,767
2002 Combination Plan	490,135	$10.86	230,565
2003 Stock Plan for Non-Employee Directors	42,500	$11.58	104,980
Equity compensation plans not approved by security holders:
1994-1995 Plan for New Employees	22,000	$7.25	—
1994-1995 Plan for Non-Employee Directors	28,000	$5.87	—
1996 Plan for Non-Employee Directors	119,000	$10.52	102,833
1997 Non-Qualified Option Plan	95,700	$10.74	25,917
1998 Non-Qualified Option Plan	145,073	$12.32	34,483

Total	1,480,641	$10.66	586,845

        In addition, the Company has a common stock installment purchase plan under which the Board of Directors may grant key personnel the right to purchase shares of the Company's common stock at fair market value and to pay the purchase price in twelve equal monthly installments. As of March 31, 2004, no shares have been reserved or granted under this plan.

        The Company has instituted two common stock purchase plans. The Executive Equity Incentive Plan allows an executive officer of the Company to buy original issue Company common stock in any dollar amount up to the gross amount of the annual bonus granted to the Officer and to receive half the number of shares purchased in restricted stock which vests after 3 years. If the employee leaves the Company prior to 3 years, then the shares revert back to the Company. As of both March 31, 2004 and 2003, 2,251 shares have been reserved and restricted under this plan. The Reload Option Plan allows any eligible employee designated by the Board of Directors to receive new stock options (at an exercise price equal to the fair market value of the common stock on the date of sale of the stock by the employee) for every share of Company common stock sold or used to exercise stock options. There have been no issuances of stock options under the Reload Option Plan.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

Fiscal Year	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Net sales and contract revenues	$76,342	$61,958	$65,396	$67,374	$60,896
Net income (loss)	1,911	(7,951)	(4,512)	660	1,459
Income (loss) per share—diluted	0.26	(1.20)	(0.87)	0.13	0.29
Total assets	55,803	47,316	50,241	44,310	38,205
Obligations under capital leases	—	—	—	—	16
Stockholders' equity	38,433	32,358	23,129	22,634	21,375

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

2004 Compared to 2003

Overview

        American Science and Engineering, Inc. develops and manufactures state-of-the-art X-ray inspection systems for homeland security and other critical defense applications. AS&E continues to innovate, create and develop new products by investing in new ideas through research and development, and evolving its technology to meet the needs of an ever-changing world. The Company's primary technologies are as follows: Z® Backscatter technology which is used to detect plastic explosives, illegal drugs, and other contraband even when artfully concealed in complex backgrounds by terrorists and smugglers; Shaped Energy X-ray inspection systems which combine the material discrimination features of Z® Backscatter with the penetration capability of high-energy X-rays for dense cargos; and the manufacture of linear accelerators for a variety of applications including medical, scientific, security, electron beam curing and non-destructive testing.

        In recent years, the Company has focused on right-sizing its organization in response to the changes in the global economy and the demands of the security markets that have changed dramatically since September 11, 2001. In addition to adjusting its production capacities, the Company has also focused on the recruitment of a senior management team that could continue to enhance the Company's operating results, as well as its position in the market place. The establishment of this team was completed in the current fiscal year. In addition, the Company has expanded the internal and external sales forces, including the addition of the VP of Worldwide Marketing and Sales on the senior management team previously noted, in order to maximize potential benefits from global opportunities.

        While continuing to control the resources expended on internally funded research and development projects, the Company remains committed to its belief that these projects are critical to its future operating results and position in the market. As a result of these efforts, the Company has provided the market place with new innovative products. In the current year, the Company introduced and shipped the first of its new Z® Backscatter van product line, which has been well received in the market place.

        Net sales and contract revenues for fiscal 2004 increased by 23% to $76,342,000 compared to fiscal 2003 net sales and contract revenues of $61,958,000. The Company reported net income before taxes of $1,820,000 in fiscal 2004 compared to a net loss before taxes of $5,495,000 in the previous fiscal year. Net income for fiscal 2004 was $1,911,000 ($.26 per share, on a diluted basis) as compared to a net loss of $7,951,000 ($1.20 per share, on a diluted basis) in fiscal 2003. Backlog at March 31, 2004 was $33,852,000, a 13% decrease from the backlog reported at the previous fiscal year end. The reduction is attributable to the high sales volume in the fourth quarter of the current fiscal year and the shipment of certain fixed-site cargo systems during the year.

        Results of Operations    Net sales and contract revenues increased by $14,384,000 or 23% in fiscal 2004 compared to fiscal 2003. The increase in revenues was due primarily to an increase of approximately $14,050,000 to $38,841,000 in sales of CargoSearch systems. This increase is primarily attributable to the sale of nine more MobilSearch systems in fiscal 2004 than in fiscal 2003, the sale of the Company's first four ZBV's offset by the completion of significant fixed-site systems in the current year that had been ongoing in fiscal 2003. In contrast, ParcelSearch sales decreased by $4,876,000 to $15,959,000 primarily due to the continuation of the lower revenues experienced in the third and fourth quarter of fiscal 2003 as compared to the higher levels experienced in the first and second quarter of fiscal 2003 which were attributable to the increased demand experienced following September 11th. Aftermarket field services revenues increased by 53% to $13,894,000 as compared to $9,064,000 in fiscal 2003 primarily due to new post-warranty service contracts on installed machines. The Company recorded $444,000 in contract research and development revenues in fiscal 2004 as compared to $747,000 in fiscal 2003. The Company's HES division increased revenues by $3,588,000 to $7,203,000 in fiscal 2004 as compared to $3,615,000 in fiscal 2003 primarily due to increased demand from its major customer as well as orders received from new customers. The geographical mix of revenues in fiscal 2004 remained fairly constant at 88% domestic revenues as compared to 85% domestic revenues in fiscal 2003. In fiscal year 2004, the Company had sales to two major customers which accounted for 19% and 15%, respectively, of total sales. In fiscal year 2003, the Company had sales to one major customer, which accounted for 17% of total sales.

        Cost of sales and contracts of $56,408,000 in fiscal 2004 increased by $5,399,000 or 11% from the previous year. This increase is primarily attributable to the 23% revenue increase noted above, the recognition of a $2,079,000 loss on contract programs, offset by the lower cost of goods sold related to the nine MobileSearch units and improved service margins as the company entered into several large service contracts in the current fiscal year as warranties expired and the replacement of certain unprofitable service contracts and time and material service arrangements. Included in cost of sales and contracts in fiscal 2003 is a $3,400,000 provision for inventory obsolescence.

        Selling, general and administrative expenses of $11,648,000 were $761,000 less than the previous year and represented 15% of revenues in fiscal 2004 as compared to 20% in fiscal 2003. This reduction from the prior year relates to lower consulting costs and reduced expanded demonstration expenditures. In fiscal 2003, the Company had an expanded demonstration tour with a MobileSearch system that was not repeated in the current year. These decreases were offset somewhat by the addition of sales and marketing personnel in the current year as well as the severance and other costs incurred related to the termination of the Company's Chief Executive Officer.

        Company funded research and development spending decreased to $5,535,000 in fiscal 2004, a 14% decrease compared to the $6,419,000 spent in fiscal 2003. Research and development spending was 7% of revenues in fiscal 2004 as compared to 10% of revenues in fiscal 2003. In fiscal 2004, the Company continued to work to control its research and development spending while continuing to focus on specific initiatives such as the Shaped Energy Gantry system, which was completed in fiscal 2004, the Z® Backscatter Van, of which the first four units were shipped in the current year and Radiation Threat Detection technology.

        Other income (expense) was $931,000 in expense in fiscal 2004 as compared to $2,384,000 in income in fiscal 2003. In May of 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. Proceeds from this offering were used in part to pay off the Company's line of credit resulting in a decrease in interest expense of $390,000 in fiscal 2003. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. These warrants include certain conversion features that require a "mark to market" adjustment that resulted in an expense of $1,273,000 in fiscal 2004 and income of $2,298,000 in fiscal 2003.

        The Company reported pre-tax income of $1,820,000 in the current year as compared to a pre-tax loss of $5,495,000 in the previous fiscal year primarily due to the increased revenues and expense reductions noted above. In fiscal 2003, the Company reviewed its deferred tax assets as a whole to determine what would be realized over the next three to five years in light of historical losses incurred and recorded a reserve of $2,456,000 against its remaining deferred tax asset. In fiscal 2004, the Company recognized $91,000 of tax benefit related to a tax refund from prior years.

        The Company reported net income of $1,911,000 in fiscal 2004 as compared to a net loss of $7,951,000 in fiscal 2003.

2003 Compared to 2002

Overview

        Results of Operations    Net sales and contract revenues decreased by $3,438,000 or 5% in fiscal year 2003 as compared to fiscal 2002. The decrease in revenues was due primarily to a decrease of approximately $13,170,000 to $24,791,000 in sales of CargoSearch systems and upgrades, as numerous projects ongoing in fiscal 2002 were completed in the current year and new engagements experienced significant delays as government agencies (both U.S. and foreign) worked to determine the best solution for security in the post-September 11th environment. In addition, a significant project to install a CargoSearch system in the Middle East was halted during the Iraqi conflict resulting in lower than anticipated fourth quarter revenues. In contrast, ParcelSearch sales increased by $6,306,000 to $20,835,000 due to an immediate increase in demand following September 11th that resulted in higher ParcelSearch system sales in the third and fourth quarters of fiscal 2002 and continuing through the second quarter of fiscal 2003. The third and fourth quarters of fiscal 2003 showed slightly lower ParcelSearch revenues but still remain higher than the average pre-September 11th levels. The sale of aftermarket parts remained relatively consistent year over year at approximately $3.0 million. Aftermarket field services revenues increased by 42% to $9,064,000 as compared to $6,387,000 in fiscal 2002 as a result of new post-warranty service contracts on installed machines. Service revenues had previously been less than 10% of total revenues and were not separately disclosed; however, due to the increase in the current year are now reflected separately on the Company's statement of operations. The Company earned $747,000 in contract research and engineering revenues in fiscal 2003 as compared to $635,000 in fiscal 2002. The Company's HES division increased revenues to external customers by $711,000 to $3,615,000 in fiscal 2003 as compared to $2,904,000 in fiscal 2002. There was a shift in the geographical mix of revenues in fiscal 2003 as domestic revenues increased from 70% of total revenues in fiscal 2002 to 85% of total revenues in fiscal 2003. This increase is due primarily to the domestic focus on homeland defense and security in the wake of the terrorist events of September 11th. One customer, an agency of the U.S. Government, accounted for 17% of revenues during fiscal 2003.

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

        Company funded research and development spending decreased to $6,419,000 in fiscal 2003, a 10% decrease compared to the $7,136,000 in spending in fiscal 2002. Research and development spending in fiscal 2003 and fiscal 2002 was 10% and 11% of revenues, respectively. The Company had invested significantly in research and development spending in fiscal 2002 in the development of new products and product enhancements, most notably its Shaped Energy technology, as well as product upgrades to improve manufacturability and to address vendor obsolescence issues. In fiscal 2003, the Company worked to control its research and development spending focusing on specific initiatives such as the Shaped Energy Gantry system, the Z® Backscatter Van and Radiation Threat Detection technology.

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

Liquidity and Capital Resources

        Cash and cash equivalents at year-end increased by $12,647,000 to $18,232,000 at March 31, 2004, compared to $5,585,000 at March 31, 2003. Cash flow provided by operations of $5,491,000 was impacted by the following:

  •
  Reported net income of $1,911,000 adjusted for non-cash items of depreciation and amortization of $1,612,000, provisions for inventory, accounts receivable and warranty reserves of $1,835,000 and a change in the value of warrants issued of $1,273,000.

  •
  A decrease in inventories of $3,397,000 primarily attributable to the shipment of MobileSearch inspection units offset somewhat by increases related to the new ZBV product.

  •
  An increase in accounts receivable of $4,299,000 from the prior year due to increased revenues reported in the fourth quarter of fiscal 2004 and the milestone billings related to certain fixed-price contracts.

        Net cash of $3.6 million was provided from investing activities in fiscal 2004. Fiscal 2004 capital expenditures totaled $.5 million versus $1.2 million for fiscal 2003. Investments in fixed assets were comprised primarily of information technology, and furniture and fixtures. The Company invested $2.3 million in short-term investments during the year, and had maturities of $5.0 million on short-term investments. At year-end the Company had $.6 million of restricted cash and investments compared to $1.9 million in the prior year.

        Net cash provided by financing activities was $3.5 million. This entire amount was received in proceeds from the exercise of employee stock options. On August 11, 2003, the Company entered into two new credit agreements with Silicon Valley Bank East replacing its HSBC Bank USA credit agreements that expired on July 31, 2003. The first agreement is a $5.0 million domestic loan and security agreement to support the Company's routine working capital needs. Maximum borrowings for this line are set at the lower of (a) the sum of 80% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or; (b) $5 million. The second is a $20.0 million export loan and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company's overseas contract, trade finance and working capital needs.

        The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.0% at March 31, 2004) and have an expiration date of November 30, 2004. The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, the disposition or encumbrances of assets, and require the maintenance of certain financial covenants. As of March 31, 2004, the Company was in compliance with these covenants. The Company has begun the process of renewing these credit facilities with Silicon Valley Bank, but there can be no assurance that Silicon Valley Bank will renew the credit agreements or that alternative financing can be obtained. Management believes the Company's working capital requirements through March 31, 2005 can be met without the line of credit.

        At March 31, 2004, there were no borrowings outstanding against these credit facilities. The Company had outstanding $526,000 in stand by letters of credit guaranteeing performance on certain international projects, which have been collateralized by cash. No amounts have been drawn on these stand by letters of credit.

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

        The Company leases various office and manufacturing facilities under noncancelable operating leases. Future minimum rental payments under the Company's operating leases, excluding real estate taxes, insurance and operating costs paid by the Company required over the initial terms of the leases are as follows:

Year Ending March 31,	(in thousands)
2005	$1,065
2006	316
2007	319
2008	346
2009	376

$2,422

        Historically, the Company has funded its operations and capital expenditures with cash generated by operations, including deposits from customers on long-term projects, or from lines of credit available to the Company. The Company currently has no debt outstanding and believes that its cash flows from operations and cash on hand are sufficient to meet the current and foreseeable operating requirements of the Company's business.

        Inflation    The Company does not believe that inflation has had a material effect on its results of operation. There can be no assurance, however, that the Company' s business will not be affected by inflation in the future.

        Purchase Commitments    In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. At March 31, 2004, the Company had $7,689,000 of open purchase orders which are expected to be fulfilled within the next twelve to eighteen months. Certain single source vendors or vendors producing custom material require significant lead times from order to delivery of their material. Should the demand for the Company's products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges, related to these commitments, that could be material to the Company's results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

Critical Accounting Policies

        The Company considers certain accounting policies related to revenue recognition, inventories and the related allowance for obsolete and excess inventory, warrant liability, and income taxes to be critical policies due to the estimation processes involved in each.

        Revenue Recognition    The Company derives a portion of its revenue from fixed-price contracts, which require the accurate estimation of the cost, and scope of each contract. The fixed-site CargoSearch systems are sold under fixed-price arrangements. Revenue is recognized using percentage of completion accounting, generally using a total cost method to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If the Company does not accurately estimate the resources required or the costs to be incurred under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company's results of operations.

        The Company recognizes certain CargoSearch system sales and other product revenue, primarily ParcelSearch systems and spare parts, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), modified by Emerging Issues Task Force ("EITF") No. 00-21 and SAB No. 104 which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. In those instances where the Company enters into agreements involving multiple revenue elements, the agreement is divided into separate elements of accounting, the arrangement consideration is allocated to these elements based on fair value, and revenue recognition is considered separately for each individual element. The Company recognizes field service revenues as services are performed and generally recognizes revenues under maintenance contracts on a straight-line basis over the contract period. Revenues received in advance of services being rendered are deferred until such services have been provided.

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

        Inventories and Related Allowance for Obsolete and Excess Inventory    Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost or net realizable value. Excessive manufacturing overhead costs attributable to idle facilities or abnormal production volumes are excluded from inventory and recorded as an expense in the period incurred. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand over the next twelve to eighteen months. As demonstrated during 2002 and 2003, demand for products can fluctuate significantly. A significant increase in the demand for the Company's products could result in a short-term increase in inventory balances while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory were determined to be overvalued, the Company would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

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

New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Throughout 2003, the FASB released numerous proposed and final FSPs regarding FIN 46, which both clarified and modified FIN 46's provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which will replace FIN 46 upon its effective date. The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

Forward-Looking Information and Factors Affecting Future Performance

        Some of the statements contained in this report and in the documents incorporated by reference are forward-looking statements, within the meaning of the federal securities laws, about our business and prospects. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks including but not limited to those set forth below, on-time events and other important factors disclosed previously and from time to time in our other filings with the SEC. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

The Company's reliance on a small number of customers for a large portion of its revenues could harm its business and prospects.

        The Company's business is heavily dependent on sales to a small number of customers, which include agencies of the United States government. During fiscal 2004, four customers accounted for 51% of the Company's total revenues. During fiscal 2003, four customers accounted for 38% of the Company's total revenues and during fiscal 2002, five customers accounted for 62% of the Company's total revenues. During fiscal 2004 and 2003, the Company's largest customer, an agency of the U.S. government, accounted for approximately 19% and 17% of total revenues, respectively. In general, the Company's government contracts may be terminated at the government's discretion. The termination of the Company's relationship with one or more of its significant customers or the reduction or delay of orders of its systems by these customers would substantially reduce the Company's revenues and its business and prospects may be harmed.

The Company conducts its business worldwide, which exposes it to a number of difficulties in coordinating its international activities and dealing with multiple regulatory environments.

        The Company's international business, including sales to foreign governments, accounted for approximately 12%, 15% and 30% of its net revenues for the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002, respectively. Although fiscal 2004 revenues reflect a domestic focus, the Company anticipates that international sales will account for a significant percentage of its revenues in the future. As a result of the Company's worldwide business operations, it is subject to various risks, including:

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

        Following the September 11, 2001 terrorist attacks, the United States government made it a national priority with the creation of the Department of Homeland Security and other initiatives to increase security in airports, high-threat federal facilities, U.S. military bases, and seaports and borders. The efforts of the United States government to revamp security in the United States have resulted in increased interest in the Company's X-ray inspection products. However, the Company has not at all times experienced an increased level of demand for its products to the extent such demand might have been anticipated. This phenomenon occurred during 2002 and 2003 and may continue to occur again in the future. The Company is uncertain what solutions ultimately will be adopted and implemented by the United States government and other international entities to combat terrorism and whether the Company's products will be a part of the solution. Even if the Company's products are considered as part of the security solution, it is unclear what level the Company will be involved and how quickly funding to purchase its products may be made available. The Company may incur non-recoverable expenditures in anticipation of future demand for its products that may not materialize. All of these factors may adversely impact the Company's operations and create unpredictability in its revenues and operating results.

The Company's lengthy sales cycle requires it to incur significant expenses with no assurance that it will generate revenue or recover such expenses.

        A substantial portion of the Company's sales depends upon the decision of governmental agencies to upgrade or expand security at border crossing inspection sites, existing airports, seaports and other facilities. Accordingly, a portion of the Company's product sales is subject to delays associated with the lengthy approval processes that often accompany such capital expenditures. During these approval periods, the Company expends significant financial and managerial resources in anticipation of future orders that may not occur. If the Company fails to receive an order after expending these resources, it may be unable to generate sufficient revenue to recover the costs incurred and its business and prospects may be harmed.

The Company's business is dependent upon governmental policies and appropriations.

        The Company's largest customers are government agencies and demand for its products is dependent upon national priorities and governmental initiatives. These priorities and initiatives are subject to change from time to time in response to the economic and political environment. The Company is also exposed to the United States budget approval and appropriation cycle, which may be subject to significant and unpredictable delays. If demand for the Company's products is reduced because of a change in economic or political conditions or if there are delays in receiving governmental approvals and appropriations, sales of the Company's products may be adversely affected and its business and prospects may be harmed.

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

Fluctuations in the Company's quarterly operating results may cause its stock price to fluctuate.

        Given the nature of the markets in which the Company participates, it cannot reliably predict future revenue and profitability. A high proportion of the Company's costs are fixed, due in part to its significant sales, research and development, and manufacturing costs. As a result of its fixed costs, small declines in revenue could disproportionately affect the Company's operating results and stock price in a quarter. Factors that may affect the Company's quarterly operating results and the market price of its Common Stock include:

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

        The Company generates funds for its research and development activities from operations, private sources and the government. The Company may be unable to generate the funds necessary to support its research and development activities if it does not generate sufficient funds from operations, other potential private sources, or the government. The Company may not successfully compete with other companies and research institutions for government funding and funding from other private sources. Additionally, government-funding priorities are subject to frequent changes. For example, in fiscal 2004 and 2003, the Company recorded $444,000 and $747,000, respectively, for government-sponsored research and development. There is no guarantee that the Company will receive funds for government-sponsored research in the future. If the Company is unable to fund its research and development activities through its operations or from outside sources, the Company may be unable to continue to innovate or bring its innovations to market on a timely or cost effective basis, or its innovations may be surpassed by other competitors or new technologies.

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
  budget over-runs;

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

        The Company relies primarily on a combination of trade secrets, patents, copyrights, trademarks, licensing arrangements and confidentiality procedures to protect its technology. Despite its precautions, the steps the Company has taken to protect its technology may be inadequate. Existing trade secret, patent, trademark and copyright laws offer only limited protection. The Company's patents could be invalidated or circumvented. The laws of some foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect its products or intellectual property rights to the same extent, as do the laws of the United States. This may make the possibility of piracy of the Company's technology and products more likely. The Company cannot assure that the steps it has taken to protect its intellectual property will be adequate to prevent misappropriation of its technology. The Company's business could be harmed if it is unable to protect its intellectual property.

The Company's business may be materially and adversely affected by infringement claims initiated by the Company or its competitors.

        Initiating or defending against the enforcement of the Company's intellectual property rights may result in significant, protracted, and costly litigation. The Company has previously been involved in various litigation involving its intellectual property and has been successful in protecting such interests to date. However, the Company is currently involved in civil litigation filed by a competitor seeking a declaratory judgment that the competitor's product did not infringe upon certain of the Company's patents. The Company expects intellectual property disputes to be an ordinary part of its business for the foreseeable future. The Company may initiate claims or litigation against third parties for infringement of its intellectual property rights, or to establish the validity of its property rights. There can be no assurance that the Company will prevail in any such action. Litigation by or against the Company could result in significant expense to it and divert the efforts of technical and management personnel, whether or not such litigation results in a favorable outcome for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes, or obtain licenses for the infringing technology. If a license were required, the Company cannot assure that it would be able to obtain one on commercially reasonable terms, if at all. The Company cannot assure that it will be successful in developing non-infringing technology or that the cost or time required to develop such technology will be reasonable.

The Company's success depends on its ability to attract and retain qualified management professionals.

        During the fiscal year 2004, the CEO and certain other members of our senior management team left the Company. The Company subsequently recruited what it believes to be a highly qualified team of executives to join the Company. The Company's future success will continue to depend in large measure upon the continued contributions of its senior management team and other key personnel. If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

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

        Prior to July 18, 2002, Arthur Andersen LLP served as the Company's independent auditors. On March 14, 2002 Arthur Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation and on June 15, 2002 Arthur Andersen was found guilty. Arthur Andersen informed the SEC that it would cease practicing before the SEC by August 31, 2002, unless the SEC determined that another date was appropriate. On July 18, 2002, the Company dismissed Arthur Andersen and retained PricewaterhouseCoopers as its independent auditors for its fiscal year ended March 31, 2004 and March 31, 2003. SEC rules require the Company to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen's consent to the Company's inclusion of Arthur Andersen's audit report in those filings. Since the cessation of Arthur Andersen's practice, the Company has not be able to obtain the consent of Arthur Andersen, to the inclusion of Arthur Andersen's audit report in the Company's relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under the Company's registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen's audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act of 1933 and therefore the purchasers' right of recovery under that section may be limited as a result of the lack of the Company's ability to obtain Arthur Andersen's consent.

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

ITEM 7(A). QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is subject to interest rate risk on its credit facilities which have variable interest rates tied to the Prime Rate or LIBOR. As of March 31, 2004, the Company had no variable interest rate debt outstanding. See Note 3 of Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness.

        The cash accounts for the Company's operations in Singapore, Hong Kong, England, and Abu Dhabi are maintained in Singapore dollars, Hong Kong dollars, pounds sterling and dirhams, respectively. Foreign currency accounts are marked to market at current rates that resulted in immaterial translation adjustments to stockholders' equity. The gains and losses from foreign currency transactions are included in the statement of operations for the period and were also immaterial. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company's results of operations or financial position.

        As of March 31, 2004, the Company holds short-term investments consisting of money market funds and U.S. government and government agency bonds. The Company's primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately .9% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

        In Fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock. These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company and as such a liability equal to Black-Scholes value of the warrants is recorded on the balance sheet. Changes in the fair value of the warrants are recorded as other income (expense). The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company's common stock. A 10% change in the fair market value of the Company's common stock, holding other assumptions constant, would have approximately a $340,000 positive or negative, impact on earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary financial information listed in the Index to Consolidated Financial Statements and Schedule on page 29 are filed as part of this Annual Report on Form 10-K and are incorporated into this Item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

        b)    Changes in internal controls

        There have been no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation of the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

        The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2004.

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS, AND REPORTS ON FORM 8-K

Financial Statement Schedules and Exhibits

        The financial statements and schedule listed in the Index to Consolidated Financial Statements and Schedule on page 29 are filed as part of this report, and such Index is incorporated in this Item by reference.

        The exhibits listed in the Exhibit Index on page 53 are filed as part of this report, and such Index is incorporated in this Item by reference.

Reports on Form 8-K

        The Company filed a current report on Form 8-K on January 22, 2004, containing one exhibit: the press release issued by the Company on January 22, 2004 reporting its earnings for the third quarter.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of American Science and Engineering, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of American Science and Engineering, Inc. and its subsidiary at March 31, 2004 and March 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended March 31, 2002 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated May 31, 2002.

/s/ PricewaterhouseCoopers LLP

Boston, MA
May 19, 2004

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

/s/ Arthur Andersen LLP

Boston, Massachusetts
May 31, 2002

American Science and Engineering, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2004 and 2003

(Amounts in thousands, except share and per share amounts)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$18,232	$5,585
Restricted cash and investments	585	1,895
Short-term investments	1,845	4,538
Accounts receivable, net of allowances of $250 in 2004 and $246 in 2003	14,771	10,499
Unbilled costs and fees, net of allowances of $394 in 2004 and $437 in 2003	4,468	4,343
Inventories	11,390	15,748
Prepaid expenses and other current assets	1,890	822

Total current assets	53,181	43,430
Equipment and leasehold improvements, net	2,585	3,714
Other assets, net	37	172

Total assets	$55,803	$47,316

Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable	$3,690	$5,327
Accrued salaries and benefits	1,954	1,476
Accrued warranty costs	699	535
Deferred revenue	2,020	1,928
Customer deposits	4,419	2,747
Other current liabilities	1,875	1,221

Total current liabilities	14,657	13,234
Warrant liability	2,093	820
Other long term liabilities	620	904

Total liabilities	17,370	14,958

Commitments and contingencies (Notes 2 and 8)
Stockholders' equity:
Preferred stock, no par value
Authorized—100,000 shares
Issued—None	—	—
Common stock, $0.66 2/3 par value
Authorized—20,000,000 shares
Issued and outstanding 7,415,660 shares in 2004 and 6,871,729 shares in 2003	4,943	4,581
Capital in excess of par value	42,683	38,780
Cumulative translation adjustment	14	—
Unearned compensation	(115)	—
Accumulated deficit	(9,092)	(11,003)

Total stockholders' equity	38,433	32,358

Total liabilities and stockholders' equity	$55,803	$47,316

The accompanying notes are an integral part of these consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended March 31, 2004, 2003, and 2002

(Amounts in thousands, except per share amounts)

	2004	2003	2002
Net sales and contract revenues:
Net product sales and contract revenues	$62,448	$52,894
Net service revenues	13,894	9,064

Total net sales and contract revenues	76,342	61,958	$65,396
Cost of sales and contracts:
Cost of product sales and contracts	47,676	42,610
Cost of service revenues	8,732	8,399

Total cost of sales and contracts	56,408	51,009	49,357

Gross profit	19,934	10,949	16,039

Expenses:
Selling, general and administrative	11,648	12,409	12,753
Research and development	5,535	6,419	7,136

Total expenses	17,183	18,828	19,889

Operating income (loss)	2,751	(7,879)	(3,850)

Other (expense) income:
Interest income	107	95	39
Interest expense	—	(86)	(476)
Other, net	(1,038)	2,375	(225)

Total other (expenses) income	(931)	2,384	(662)

Income (loss) before provision for income taxes	1,820	(5,495)	(4,512)
(Benefit) provision for income taxes	(91)	2,456	—

Net income (loss)	$1,911	$(7,951)	$(4,512)

Income/(loss) per share—Basic	$0.27	$(1.20)	$(0.87)

—Diluted	$0.26	$(1.20)	$(0.87)

Weighted average shares—Basic	7,155	6,627	5,191

—Diluted	7,345	6,627	5,191

The accompanying notes are an integral part of these consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
For the Years Ended March 31, 2004, 2003, and 2002
(Amounts in thousands, except share amounts)

	Common Stock			Retained Earnings (Accumulated Deficit)		Note Receivable Officer and Unearned Compensation
			Capital in Excess of Par Value		Cumulative Translation Adjustment			Comprehensive Income
	Shares	Amount					Total
Balance, March 31, 2001	5,012,752	$3,342	$18,472	$1,460	$—	$(640)	$22,634
Net loss	—	—	—	(4,512)	—	—	(4,512)
Exercise of stock options	484,116	323	3,491	—	—	—	3,814
Repayment of officer note	—	—	—	—	—	640	640
Issuance of stock	52,610	34	519	—	—	—	553

Balance, March 31, 2002	5,549,478	3,699	22,482	(3,052)	—	—	23,129
Net loss	—	—	—	(7,951)	—	—	(7,951)
Private placement issuance of stock	1,115,000	743	14,553	—	—	—	15,296
Exercise of stock options	175,347	117	1,355	—	—	—	1,472
Issuance of stock	31,904	22	390	—	—	—	412

Balance, March 31, 2003	6,871,729	4,581	38,780	(11,003)	—	—	32,358
Net income	—	—	—	1,911	—	—	1,911	$1,911
Exercise of stock options	477,619	318	3,220	—	—	—	3,538	—
Issuance of stock under employee and board compensation plans	53,312	35	537	—	—	—	572	—
Issuance of restricted stock	13,000	9	146	—	—	(155)	—	—
Translation adjustment	—	—	—	—	14	—	14	14
Amortization of unearned compensation	—	—	—	—	—	40	40	—

Balance, March 31, 2004	7,415,660	$4,943	$42,683	$(9,092)	$14	$(115)	$38,433	$1,925

The accompanying notes are an integral part of these consolidated financial statements

American Science and Engineering, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2004, 2003, and 2002

(Amounts in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,911	$(7,951)	$(4,512)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,612	2,185	2,379
Provisions for inventory, accounts receivable and warranty reserves	1,835	4,501	607
Change in value of warrants issued	1,273	(2,298)	—
Realized gain on short-term investments	(51)	—	—
Deferred income tax	—	3,298	—
Change in assets and liabilities:
Accounts receivable	(4,299)	(3,421)	2,510
Unbilled costs and fees	(125)	1,113	3,451
Inventories	3,397	1,650	(7,421)
Prepaid expenses, other assets, and deposits	(966)	(71)	229
Accounts payable	(1,637)	(1,230)	(870)
Accrued income taxes	—	(763)	325
Deferred revenue	(135)	958	218
Customer deposits	1,672	(2,128)	2,983
Accrued expenses and other current liabilities	1,176	(570)	(98)
Noncurrent liabilities	(172)	(168)	(61)

Total adjustments	3,580	3,056	4,252

Net cash provided by (used for) operating activities	5,491	(4,895)	(260)

Cash flows from investing activities:
Decrease (increase) in restricted cash	1,310	(1,895)	—
Maturities of short-term investments	5,063	—	—
Purchase of short-term instruments	(2,319)	(4,538)	—
Purchase of property and equipment	(450)	(1,155)	(1,109)

Cash provided by (used in) investing activities	3,604	(7,588)	(1,109)

Cash flows from financing activities:
Proceeds from (repayment of) line of credit	—	(9,319)	3,300
Proceeds from issuance of common stock and warrants, net	—	18,415	—
Repayment of officer loan	—	—	640
Proceeds from exercise of stock options	3,538	1,381	3,814

Cash provided by financing activities	3,538	10,477	7,754

Foreign currency translation effect on cash	14	—	—

Net increase (decrease) in cash and cash equivalents	12,647	(2,006)	6,385
Cash and cash equivalents at beginning of year	5,585	7,591	1,206

Cash and cash equivalents at end of year	$18,232	$5,585	$7,591

Supplemental disclosures of cash flow information:
Interest paid	$—	$124	$481
Income taxes paid	$—	$—	$15
Non-cash transactions:
Issuance of stock and warrants in lieu of fees	$727	$412	$553

The accompanying notes are an integral part of these consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2004

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

        Cash and Cash Equivalents:    The Company considers all investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value at year-end 2004 and 2003. The Company has repurchase agreements with its banks. The repurchase agreements are collateralized by investments principally consisting of U.S. Government Agency securities in the amount of at least 100% of such obligation.

        Restricted Cash and Investments:    The Company's Export and Security Agreements with HSBC Bank USA and Silicon Valley Bank require certain cash and investment balances to be restricted as collateral against outstanding standby letters of credit. The restricted cash amounts with Silicon Valley Bank are in the form of certificates of deposits that mature beyond 90 days.

        Short-term Investments:    Short-term investments consist of investments in money market funds and U.S government and government agency bonds. These investments are classified as available-for-sale and are recorded at their fair market values. The unrealized holding gains or losses on these securities were immaterial for the year ended March 31, 2004.

        Inventories:    Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost or net realizable value. Excessive manufacturing overhead costs attributable to idle facilities or abnormal production volumes are excluded from inventory and recorded as an expense in the period incurred.

        The components of inventories at March 31, 2004 and 2003 were as follows (dollars in thousands):

	2004	2003
Raw materials, completed subassemblies and spare parts	$7,089	$8,119
Work-in-process	4,168	3,783
Finished goods	133	3,846

	$11,390	$15,748

        The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

        Equipment and Leasehold Improvements:    The Company provides for depreciation and amortization of its fixed assets on a straight-line basis over estimated useful lives of 2-10 years. Expenditures for normal maintenance and repairs are charged to expense as incurred. Significant additions, renewals or betterments that extend the useful lives of the assets are capitalized at cost. The cost and accumulated depreciation applicable to equipment and leasehold improvements sold, or otherwise disposed of, are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations.

        Equipment and leasehold improvements consisted of the following at March 31 (in thousands):

	Estimated Useful Lives	2004	2003
Equipment	3-10 years	$2,136	$1,948
Computer equipment and software	2-5 years	6,020	5,580
Tooling	3-7 years	369	366
Leasehold improvements	Lesser of 10 years or remaining lease term	2,041	1,999
Furniture and fixtures	5-7 years	1,687	1,682
Demo and test equipment	3-7 years	2,419	2,647
Motor vehicles	3 years	30	41

Total		14,702	14,263
Less accumulated depreciation and amortization		(12,117)	(10,549)

Equipment and leasehold improvements, net		$2,585	$3,714

        Patents and Other Intangibles:    Patents and other intangible assets are being amortized using the straight-line method over the legal lives of the patents, not to exceed 17 years. The Company's inability to protect its intellectual property could have a significant impact on its results of operations. Claims against others for patent infringement are not recorded until realized.

        Revenue Recognition:    The Company recognizes certain CargoSearch system sales and other product revenue, primarily ParcelSearch systems and spare parts, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"), modified by Emerging Issues Task Force ("EITF") No. 00-21 and SAB No. 104 which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues on cost reimbursable and long-term fixed price contracts are generally recorded as costs are incurred using the percentage of completion method. These contracts are for custom-built systems or contract engineering projects and the length of these contracts typically range from 9 to 24 months from order to delivery and acceptance. Percentages-of-completion are determined by relating the actual costs of work performed to date for each contract to its estimated final costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known.

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

        Under the terms of certain of its cost reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $179,000 in 2004 and $214,000 in 2003) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees.

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

        Service revenues are accrued on time and materials engagements as the services are provided. Service contract revenues are recognized on a straight-line basis over the length of the contract. Service revenues for fiscal 2004 and 2003 exceeded 10% of total revenues and as such have been separately presented.

        The Company records billed shipping and handling fees and billed out-of-pocket expenses as revenue and the associated costs as cost of goods sold in the accompanying consolidated income statement.

        Included in accounts receivable and unbilled costs and fees at March 31, 2004 and 2003 are $11,417,374 and $9,957,000, respectively, attributable to both prime and subcontracts with the U.S. Government.

        Warranty Costs:    The Company generally provides a one-year parts and labor warranty with the purchase of domestic equipment, and a one-year parts only warranty with international equipment. The anticipated cost for this one-year warranty is accrued for at the time of the sale and is recorded as accrued warranty costs and as an expense within cost of goods sold, or is included in contract costs for contracts accounted for using the percentage of completion method.

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

        Customer Deposits:    For most international orders, the Company generally includes, as part of its terms and conditions, an advance deposit with order acceptance. For long-term international contracts, the Company will generally include milestone payments tied to a specific event and/or passage of time. These deposit amounts are recorded as a liability under Customer Deposits until reduced by revenue recognized against the specific contract.

        Deferred Rent:    The Company has a lease for its office and manufacturing facilities, which includes escalation clauses. Accounting principles generally accepted in the United States of America require the rental expense to be recorded on a straight-line basis over the life of the lease, resulting in deferred rent being reflected in the accompanying consolidated balance sheets.

        Research and Development:    Internally funded research and development costs are expensed as incurred.

        Fair Value of Financial Instruments:    The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, unbilled costs and fees, accounts payable, debt and letters of credit. The carrying amounts of these instruments approximate fair value.

        Comprehensive Income Policy:    Comprehensive income encompasses all changes in stockholder's equity (except those arising from transactions with owners) and includes net income, net unrealized gains or losses on available for sale securities and foreign currency translation adjustments. For the fiscal year ended 2004 comprehensive income includes net income and the cumulative translation adjustment of $14,000. The Company's comprehensive net loss is equal to the Company's net loss for fiscal 2003 and 2002.

        Income Per Common and Potential Common Shares:    Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share include the dilutive impact of options and warrants using the average share price of the Company's common stock for the period. For the years ended March 31, 2004, March 31, 2003 and March 31, 2002, respectively, 875,000, 1,146,355, and 854,989 shares attributable to the exercise of outstanding options and warrants are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Year Ended
	March 31, 2004	March 31, 2003	March 31, 2002
	(in thousands)
Weighted average number of common shares outstanding—basic	7,155	6,627	5,191
Assumed exercise of stock options, using the treasury stock method	190	—	—

Weighted average number of common and potential common shares outstanding—diluted	7,345	6,627	5,191

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

        Pro Forma Stock-Based Compensation Expense:    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock-based compensation plans. Had compensation cost for awards in 2004, 2003 and 2002 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income (loss) and income (loss) per share would have been as follows:

	2004	2003	2002
	(In thousands except per share amounts)
Net income (loss):
As reported	$1,911	$(7,951)	$(4,512)
Less: Stock based compensation using fair value method for all awards	(3,464)	(3,689)	(3,351)

Pro forma	$(1,553)	$(11,640)	$(7,863)

Income (loss) per share—Basic:
As reported	$0.27	$(1.20)	$(0.87)
Pro forma	$(0.22)	$(1.76)	$(1.52)
Income (loss) per share—Diluted:
As reported	$0.26	$(1.20)	$(0.87)
Pro forma	$(0.22)	$(1.76)	$(1.52)

        The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.0% for fiscal year 2004 and 2003, and 4.53% to 5.13%, for fiscal year 2002. The expected volatility of 72%, 73%, and 68% for 2004, 2003, and 2002, respectively, an expected dividend yield of 0% and an expected life of 7 years for all three fiscal years.

        New Accounting Pronouncements:    In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Throughout 2003, the FASB released numerous proposed and final FSPs regarding FIN 46, which both clarified and modified FIN 46's provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which will replace FIN 46 upon its effective date. The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

2.     Lease Agreements

        The Company leases various office and manufacturing facilities under non-cancelable operating leases. The Company incurred $1,115,000, $1,116,000, and $1,062,000 of rent expense in 2004, 2003, and 2002 respectively. The security deposits on these leases amount to $163,000.

        Future minimum rental payments under the Company's operating leases, excluding real estate taxes, insurance and operating costs paid by the Company required over the initial terms of the leases are as follows:

Year Ending March 31,	(in thousands)
2005	$1,065
2006	316
2007	319
2008	346
2009	376

$2,422

3.     Line of Credit

        On August 11, 2003, the Company entered into two new credit agreements with Silicon Valley Bank East replacing its HSBC Bank USA credit agreements that expired on July 31, 2003. The first agreement is a $5.0 million domestic loan and security agreement to support the Company's routine working capital needs. Maximum borrowings for this line are set at the lower of (a) the sum of 80% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or; (b) $5 million. The second is a $20.0 million export loan and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company's overseas contract, trade finance and working capital needs.

        The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.0% at March 31, 2004) and have an expiration date of November 30, 2004. The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants. As of March 31, 2004, the Company was in compliance with these covenants. The Company has begun the process of renewing these credit facilities with Silicon Valley Bank East.

        At March 31, 2004, there were no borrowings outstanding against these credit facilities. The Company had outstanding $526,000 in stand by letters of credit guaranteeing performance on certain international projects, which have been collateralized by cash. No amounts have been drawn on these stand by letters of credit.

4.     Income Taxes

        The provision for (benefit from) income taxes for the years ended March 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002
	(in thousands)
Current:
Federal	$—	$(840)	$—
State	(123)	(2)	—
Foreign	32	—	—

	(91)	(842)	—

Deferred
Federal	—	3,066	—
State	—	232	—
	—	3,298	—

Total	$(91)	$2,456	$—

        The difference between the total expected provision for (benefit) income taxes computed by applying the statutory federal income tax rate to income before provision for (benefit from) income taxes and the recorded provision for (benefit) income taxes for the three years in the period ended March 31, follows:

	2004	2003	2002
	(in thousands)
Provision (benefit) for income taxes at statutory rate	$619	$(1,868)	$(1,534)
State tax (benefit) provision net of federal effect	(90)	154	13
Permanent tax differences for non-deductible expenses/non-taxable income	455	(759)	31
Research tax credits	(60)	—	—
Effect of ETI exclusion	(85)	—	(86)
Expiration of tax credits	—	—	8
Change in valuation allowance	(940)	4,929	1,282
Other	10	—	286

	$(91)	$2,456	$—

        The significant components of the net deferred tax asset at March 31, 2004 and 2003 as is follows:

	2004		2003
	Current	Non-current	Current	Non-current
	(in thousands)
Assets:
Net operating loss carry forwards	$—	$4,890	$—	$7,086
Accounts receivable and unbilled costs and fees	437	—	266	—
Inventory	958	—	693	—
Deferred revenue	—	409	—	584
Accrued vacation	328	—	291	—
Accrued warranty costs	272	—	208	—
Research & development and other tax credits	—	1,987	—	1,813
Depreciation	—	664	—	604
Other	177	40	82	70

Deferred income tax assets	2,172	7,990	1,540	10,157
Valuation allowance	(2,172)	(7,990)	(1,540)	(10,157)

Net deferred income taxes	$—	$—	$—	$—

        The Company has available general business and other credits of approximately $2.0 million expiring at various times through 2024. As of March 31, 2004, the Company had federal and state net operating loss carry forwards of approximately $12,800,000 and $8,500,000, respectively expiring at various times from 2005 through 2024.

        The Company has established a full valuation reserve in accordance with the provisions of SFAS No. 109. The Company continually reviews the adequacy of valuation allowances and releases these allowances when it is determined that is more likely than not that the benefits will be realized.

5.     Warranty Obligations

        The Company's parcel product line carries a one-year warranty; the costs of which are accrued for at time of shipment. Accrual rates are based upon historical experience over the preceding twelve months and the adequacy of the warranty reserve is evaluated monthly. Warranty experience for the years ended March 31, 2004 and 2003 is as follows:

	2004	2003
	(in thousands)
Warranty accrual beginning of period	$535	$196
Accruals for warranties issued during the period	847	672
Warranty costs incurred during period	(683)	(333)

Balance at end of period	$699	$535

6.     Stockholders' Equity

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

        Common Stock and Warrant Offering:    On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance costs of which $3.1 million was assigned to the warrants issued. The warrants were immediately vested and have a five-year life expiring in May of 2007. Due to certain conversion features of these warrants, that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company's assets, or a tender offer or exchange offer of shares of the Company's stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company's balance sheet. The "mark to market" change in the warrants value at March 31, 2004 of $1,273,000 was recorded as other expense the year ended March 31, 2004. The liability of $2,093,000 associated with the warrants is recorded as a non-current liability on the March 31, 2004 balance sheet. The fair market value of the warrants was determined using the Black-Scholes pricing model and an assumed volatility of 72% and 68% to 72% for fiscal year 2004 and 2003, respectively, as well as an interest rate of 5% for fiscal year 2004 and 2003, and the remaining life of the warrants.

        Stock Option and Other Compensation Plans:    The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of March 31, 2004: the 1984 Stock Option Plan, the 1993, 1994-1995, 1996 and 2003 Stock Option Plans for Non-employee Directors; 1995 Combination Plan; 1997 and 1998 Non-Qualified Option Plan; 1994-95 Stock Option Plan for New Employees, a 1999 Combination Plan, a 2000 Combination Plan, and a 2002 Combination Plan. There were 3,293,000 shares authorized under these plans. Vesting periods on these plans range from immediate vesting to four years. Options under these plans are granted at fair market value and generally become exercisable within one to two years of the grant date and terminate ten years from the date of grant. In addition, the Company has a common stock installment purchase plan under which the Board of Directors may grant key personnel the right to purchase shares of the Company's common stock at fair market value and to pay the purchase price in twelve equal monthly installments. As of March 31, 2004, no shares have been reserved or granted under this plan.

        The Company has instituted two common stock purchase plans. The Executive Equity Incentive Plan allows an executive officer of the Company to buy original issue Company common stock in any dollar amount up to the gross amount of the annual bonus granted to the Officer and to receive half the number of shares purchased in restricted stock which vests after 3 years. If the employee leaves the Company prior to 3 years, then the shares revert back to the Company. As of both March 31, 2004 and 2003, 2,251 shares have been reserved and restricted under this plan. The Reload Option Plan allows any eligible employee designated by the Board of Directors to receive new stock options (at an exercise price equal to the fair market value of the common stock on the date of sale of the stock) for every share of Company common stock sold or used to exercise stock options. There have been no issuances of stock options under the Reload Option Plan.

        The Company's 2003 Stock Plan for Non-Employee Directors allows for the granting of restricted stock to non-employee Directors. The Company granted 13,000 shares of restricted common stock during the year ended March 31, 2004. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period which is 1 year. Unearned compensation is charged to a separate component of stockholders' equity and subsequently amortized as compensation expense over the vesting period.

Stock Option Activity

        A summary of the Company's stock option activity is as follows:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	2,159,860	$10.03	1,739,657	$9.50	2,025,133	$8.78
Options granted	485,685	11.48	704,100	11.13	484,400	10.04
Options exercised	(477,619)	7.40	(175,347)	8.39	(484,367)	7.78
Options expired	(687,285)	11.50	(108,550)	9.14	(285,509)	7.92

Options outstanding, end of year	1,480,641	$10.66	2,159,860	$10.03	1,739,657	$9.50

Options exercisable	863,360	$10.11	1,350,246	$9.78	1,112,392	$9.62

Options available for grant	586,845		344,615		327,615

Weighted average fair value per share of options granted during the year		$7.40		$7.84		$8.17

        The following summarizes certain data for options outstanding and exercisable at March 31, 2004:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding,
End of year:	161,216	$3.25—$7.00	$6.13	5.3
	152,700	7.01—10.25	7.97	4.8
	1,117,025	10.26—14.00	11.43	7.8
	48,200	14.01—17.50	16.23	5.1
	1,500	17.51—22.00	19.35	7.8

	1,480,641		$10.66	7.2

Options exercisable:	148,550	$3.25—$7.00	$6.15
	124,801	7.01—10.25	7.77
	553,976	10.26—14.00	11.32
	34,533	14.01—17.50	15.79
	1,500	17.51—22.00	19.35

	863,360		$10.11

        On April 15, 1998, the Company announced that its Board of Directors adopted a Shareholders' Rights Plan (the Plan) and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. The dividend was payable to all holders of record of shares of common stock as of the close of business on April 17, 1998. The rights become exercisable ten days after a person or group acquires 15% or more of the Company's common stock and in certain other situations described in the Plan. As of March 31, 2004, no options have been granted or exercised under this plan.

        The Company realizes a tax deduction upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised. These tax benefits are credited to additional paid-in capital if it is considered more likely than not that they will be realized. No tax benefits were recorded in fiscal 2004 or 2003.

7.     Business Segment Information

        In accordance with the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it has only one operating segment, the X-ray product segment. This includes X-ray detection and imaging products used primarily for the detection of illegal drugs, terrorist explosives, and smuggled goods. The equipment is purchased by sophisticated government and commercial clients who place a premium on the detection of organic material in complex backgrounds and the ability to see the contents of containers with precision.

        Geographical Data:    All of the Company's export sales originate from the U.S. Less than 1% of the Company's assets are in any foreign country. The following table shows the breakdown of Net sales and contract revenues to foreign and domestic customers and the major regions of export activity based upon customer country of domicile.

	2004		2003		2002
	(dollars in thousands)
Domestic (based on customer location)	$66,848	88%	$52,834	85%	$45,932	70%
Export (based on customer location)	$9,494	12%	$9,124	15%	$19,464	30%

Net sales and contract revenues	$76,342	100%	$61,958	100%	$65,396	100%

Percent of Export Revenue by Major Region:
Middle East & Africa	34.2%		70.6%		59.0%
Europe	29.1%		16.8%		28.1%
Mexico	—		—		7.7%
Pacific Rim	34.4%		11.7%		4.4%
All Other	2.3%		0.9%		0.8%

        Major Customers:    Sales to major customers (representing in excess of 10% of consolidated revenues) consisted of X-ray product sales of the following:

        Fiscal 2004:    $14,674,000 to one customer and $11,090,000 to another customer.

        Fiscal 2003:    $10,768,000 to one customer.

        Fiscal 2002:    $18,199,000 to one customer.

        One customer, an agency of the U.S. Government, at March 31, 2004 had an accounts receivable balance (representing in excess of 10% of consolidated accounts receivable) of $2,842,000.

        Included in unbilled costs and fees is $3,387,000 related to a single customer, which is expected to be billed and collected within the next 12 months.

8.     Commitments and Contingencies

        Deferred Compensation:    The Company has an unfunded deferred compensation plan, originally adopted in 1976 and amended at various times, for certain retired directors. This plan provides for periodic payments beginning at age 65, the amount of which depends on length of service. The Company paid $14,000 in 2004, $24,000 in 2003, and $16,000 in 2002 under this deferred compensation plan. As of March 31, 2004 and 2003, $89,369 and $103,156, respectively, is accrued for under this plan.

        Litigation:    In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. ("EG&G") in the U.S. District Court for the District of Massachusetts in Boston, alleging that EG&G infringed upon at least two patents owned by the Company and that EG&G had misappropriated certain trade secrets of the Company. EG&G denied these allegations and filed counterclaims alleging that the patents-in-suit were not infringed and/or were invalid. In May 2003, the Company and PerkinElmer, Inc. (the former parent of EG&G) completed a settlement agreement which resolved all of the Company's claims against EG&G through June 14, 2002, the date that PerkinElmer sold EG&G to its new corporate parent, L-3 Communications, Inc, ("L-3"). Counterclaims as to any liability through the same date also were released. After completing this settlement, the litigation continued against EG&G's successor-in-

interest, L-3, concerning any liability accrued after that date. Upon a determination that L-3 was not continuing the accused infringement, the Company moved to dismiss the case. In February 2004, the District Court entered an order dismissing the Company's claims with prejudice and L-3's counterclaims without prejudice. The Company covenanted not to sue L-3 for infringement by any current products of the two above-referenced patents.

        On or about February 19, 2004, L-3 filed a lawsuit against the Company in the United States District Court for the District of Massachusetts, in Boston, seeking declaratory judgments of non-infringement and/or invalidity of two of the Company's patents—United States Pat. No. 6,292,533 and No. 5,903,623. The Company filed a motion to dismiss the litigation for lack of subject matter jurisdiction, but was denied. The Company has answered L-3's underlying complaint, vigorously opposing the plaintiff's non-infringement and invalidity claims.

        The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on its financial condition or results of operations.

        Purchase Commitments:    In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. At March 31, 2004, the Company had $7,689,000 of open purchase orders which are expected to be fulfilled within the next twelve to eighteen months. Certain single source vendors or vendors producing custom material require significant lead times from order to delivery of their material. Should the demand for the Company's products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges, related to these commitments, that could be material to the Company's results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

        Employment Agreements:    The Company has employment agreements with certain executives that provide for severance payments of up to one years base salary and the continuation of certain benefits for a period not to exceed one year if terminated pursuant to a change in control of the Company.

        Retirement Savings Plan:    The Company maintains a 401(k) Retirement Savings Plan for all employees with more than 500 hours and 6 months of credited service annually. The Plan is funded by elective employee contributions of up to 15% of their compensation. Under the Plan the Company matches 3% of employee contributions for each participant in the form of Company common stock. Expense under the Plan, consisting of Company contributions and Plan administrative expenses paid by the Company, totaled $390,426, $420,711, and $393,512, in 2004, 2003 and 2002, respectively.

American Science and Engineering, Inc. and Subsidiary
Unaudited Quarterly Consolidated Financial Data
For the years ended March 31, 2004 and March 31, 2003

	2004 by quarter				2003 by quarter
	1st(3)	2nd(3)	3rd	4th(4)	1st	2nd	3rd	4th(1)(2)
	(Dollars in thousands, except per share amounts)
Net sales and contract revenues	$17,388	$18,179	$16,266	$24,509	$14,918	$16,935	$17,220	$12,885
Gross profit	4,572	4,797	3,964	6,601	3,490	3,362	3,878	219
Operating income (loss)	235	582	(530)	2,464	(1,548)	(2,071)	(519)	(3,741)
Net income (loss)	120	413	(422)	1,800	(909)	(697)	(1,058)	(5,287)
Net income per share
—Basic	$0.02	$0.06	$(0.06)	$0.24	$(0.15)	$(0.10)	$(0.15)	$(0.77)
—Diluted	$0.02	$0.06	$(0.06)	$0.24	$(0.15)	$(0.10)	$(0.15)	$(0.77)

(1)
The fourth quarter of 2003 net losses includes valuation reserves of approximately $2.5 million, recorded against deferred tax assets previously recorded in connection with net operating losses incurred.

(2)
The fourth quarter of 2003 net losses include $3.2 million, in provisions for inventory obsolescence based on the Company's forecast of future sales and the recoverability analysis.

(3)
The quarterly 10-Q reports for the first and second quarters of fiscal 2004 were amended during the current fiscal year.

(4)
The fourth quarter of 2004 net income includes $.75 million in provisions for inventory obsolescence based on the Company's forecast of future sales and the recoverability analysis.

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedule

To the Board of Directors
of American Science and Engineering, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated May 19, 2004 appearing in this Annual Report on Form 10-K of American Science and Engineering, Inc., also included an audit of the March 31, 2004 and 2003 financial statement schedule listed in the index to the consolidated financial statements and schedule of this Form 10-K. In our opinion, this 2004 and 2003 financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, MA
May 19, 2004

SCHEDULE II

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended March 31, 2004, March 31, 2003, and March 31, 2002

Description—Allowance for Doubtful Accounts

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance at At End of Year
	(Dollars in thousands)
2004	$246	$27	$23	$250
2003	$111	$138	$3	$246
2002	$134	$—	$23	$111

Description—Allowances for Unbilled Cost and Fees

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions from Reserves	Balance At End of Year
	(Dollars in thousands)
2004	$437	$—	$43	$394
2003	$437	$—	$—	$437
2002	$437	$—	$—	$437

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.
DATED:	By:	/s/ ANTHONY R. FABIANO
Anthony R. Fabiano President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTHONY R. FABIANO Anthony R. Fabiano	Director and President and Chief Executive Officer (Principal Executive Officer)	June 14, 2004
/s/ PAUL THEODORE OWENS Paul Theodore Owens	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	June 14, 2004
/s/ DENIS R. BROWN Denis R. Brown	Director	June 14, 2004
/s/ ROGER P. HEINISCH Roger P. Heinisch	Director	June 14, 2004
/s/ HAMILTON W. HELMER Hamilton W. Helmer	Director	June 14, 2004
/s/ DONALD J. MCCARREN Donald J. McCarren	Director	June 14, 2004
/s/ ERNEST J. MONIZ Ernest J. Moniz	Director	June 14, 2004
/s/ WILLIAM E. ODOM William E. Odom	Chairman of the Board, Director	June 14, 2004
/s/ CARL W. VOGT Carl W. Vogt	Director	June 14, 2004

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (and Statement of Incorporation by Reference, If Applicable)	Page Number (If Filed)
(3)(a)	Restated Articles of Organization of the Company (filed as an Exhibit to Company's Annual Report on Form 10-K for the year ended September 30, 1967, and incorporated herein by reference)
(3)(b)	Articles of Amendment to Restated Articles of Organization of Company (filed as Exhibit 2(a)(ii)(B) to the Company's Registration Statement on Form S-7, No. 2-56452, filed May 25, 1976, and incorporated herein by reference)
(3)(c)	Articles of Amendment to Restated Articles of Organization of Company (filed as Exhibit 12 to the Company's Annual Report on Form 10-K for the year ended March 31, 1976, and incorporated herein by reference)
(3)(d)	By-laws of Company, as amended (filed as Exhibit 2(a)(iii) to Company's Registration Statement on Form S-7, No. 2-56452, filed May 25, 1976, and incorporated herein by reference)
(3)(e)	Amended and Restated Bylaws of American Science & Engineering, Inc. (filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,2003, and incorporated herein by reference)
(4)	Shareholders Rights Plan (filed as Exhibit to the Company's filing on Form dated, 1992 and incorporated herein by references)
(10)(b)(xii)	1997 Non-Qualified Stock Option Plan (filed as Exhibit 99 to the Company's Registration Statement on Form S-8, File No. 333-27927, filed on May 28, 1997 and incorporated herein by reference)
(10)(b)(xiii)	1998 Non-Qualified Stock Option Plan (filed as Exhibit (10) (b) (xiii) to the Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference)
(10)(b)(xv)*	Employment Agreement between the Company and Dr. Joseph Callerame dated May 6, 1998, (filed as Exhibit (10) (b) (xv) to the Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference)
(10)(c)(i)	Lease of Billerica property (filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)
(10)(c)(ii)	Amendment to Lease of Billerica property (filed as to the Company's Annual Report on Form 10-K for the year ended March 28, 1997 and incorporated herein by reference)
(10)(c)(iii)	Lease of 33 Manning Road, Billerica, MA
(10)(c)(iv)	1999 Combination Stock Option Plan (filed as Exhibit 99 to the Company's Registration Statement on Form S-8, File No. 333-91801, filed on November 30, 1999 and incorporated herein by reference)

(10)(c)(v)	2000 Combination Stock Option Plan (filed as Exhibit 99 to the Company's Registration Statement, filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on August 18, 2000 and incorporated herein by reference)
(10)(c)(vi)	2002 Combination Stock Option Plan (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-102338, filed on January 3, 2003 and incorporated herein by reference)
(10)(c)(viii)	Sub-lease from the Company of 30 Manning Road, Billerica, Massachusetts (filed as Exhibit (10)(c)(viii) to the Annual Report on Form 10-K for the year ended March 31, 2000, and incorporated herein by reference).
(10)(c)(ix)*	Employment Agreement between the Company and Richard Mastronardi dated August, 2000
(10)(c)(x)*	Employment Agreement between the Company and Andrew R. Morrison dated May 30, 2001
(10)(c)(xiv)*	Employment Agreement between the Company and Paul Theodore Owens dated December 12, 2002
(10)(c)(xv)	Lease of Mountain View, CA facility for High Energy Systems Division (filed as Exhibit 10(c)(xv) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference)
(10)(c)(xvi)*	Employment Offer Letter between the Company and Anthony R. Fabiano dated August 21, 2003 (filed as Exhibit 10(c)(xv) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference)
(10)(d)(xi)	Loan and Security Agreement between American Science and Engineering, Inc., and Silicon Valley Bank East dated August 11, 2003 (filed as Exhibit 10(d)(xi) to the Company's Quarterly Report on Form 10-Q For the quarter ended September 30, 2003, and incorporated herein by reference)
(10)(d)(xii)	Export Import Bank Loan and Security Agreement between American Science and Engineering, Inc., and Silicon Valley Bank East dated August 11, 2003 (filed as Exhibit 10(d)(xii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference)
(22)	Identification of Company's subsidiary, AS&E Radiography, Inc., incorporated in Massachusetts (filed as Exhibit (22) to Company's Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)
(22.1)	Identification of Company's subsidiary, AS&E Global, Inc., incorporated in Massachusetts (filed as Exhibit 22.1 to Company's Annual Report on Form 10-K for the year ended March 31, 2003, and incorporated herein by reference)
(23.1)	Consent of Independent Registered Public Accounting Firm

(23.2)	Notice Regarding Arthur Andersen LLP (filed as Exhibit 23.2 to Company's Annual Report on Form 10-K for the year ended March 31, 2003, and incorporated herein by reference)
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Contract with Management

        The Company's principal executive offices are located at 829 Middlesex Turnpike, Billerica, MA 01821; telephone number 978-262-8700; corporate web site www.as-e.com. We make available, free of charge through our website, our annual Form 10-K, current reports on Form 10-Q and Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable.

        Company to confirm that there are no other principal executive or financial officers.