Form 10-Q
period 2004-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2004-08-09
CIK 5768

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at July, 30, 2004
$.66 2/3 par value	7,822,312

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

Dollars in thousands

	June 30, 2004	March 31, 2004

Assets
Current assets:
Cash and cash equivalents	$24,264	$18,232
Restricted cash	629	585
Short-term investments	921	1,845
Accounts receivable, net of allowances of $275 and $250 at June 30, 2004 and March 31,2004, respectively	12,121	14,771
Unbilled costs and fees, net of allowances of $352 and $394 at June 30, 2004 and March 31, 2004, respectively	4,366	4,468
Inventories	12,611	11,390
Prepaid expenses and other current assets	1,925	1,890

Total current assets	56,837	53,181
Equipment and Leasehold Improvements, net	2,926	2,585
Other assets, net	36	37

Total assets	$59,799	$55,803

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,218	$3,690
Accrued salaries and benefits	2,222	1,954
Accrued warranty costs	900	699
Deferred revenue	1,597	2,020
Customer deposits	3,892	4,419
Other current liabilities	1,291	1,875

Total current liabilities	14,120	14,657
Warrant liability	3,013	2,093
Other long-term liabilities	643	620

Total liabilities	17,776	17,370

Stockholders’ equity:
Preferred stock, no par value Authorized - 100,000 shares; Issued - none	—	—
Common stock, $0.66 2/3 par value Authorized - 20,000,000 shares Issued and Outstanding 7,822,312 shares at June 30, 2004 and 7,415,660 shares at March 31, 2004	5,214	4,943
Capital in excess of par value	46,515	42,683
Cumulative translation adjustment	4	14
Unearned compensation	(77)	(115)
Accumulated deficit	(9,633)	(9,092)

Total stockholders’ equity	42,023	38,433

Total liabilities and stockholders’ equity	$59,799	$55,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

Dollars and shares in thousands, except per share amounts

		For the Three Months Ended
		June 30, 2004	June 30, 2003

	Net sales and contract revenues:
	Net product sales and contract revenues	$12,822	$14,078
	Net service revenues	3,990	3,310
	Total net revenues and contract revenues	16,812	17,388

	Cost of sales and contracts:
	Cost of product sales and contracts	9,522	10,944
	Cost of service revenues	2,152	1,872
	Total cost of sales and contracts	11,674	12,816
	Gross profit	5,138	4,572

	Expenses:
	Selling, general and administrative	3,274	3,052
	Research and development	1,455	1,285
	Total expenses	4,729	4,337

	Operating income	409	235

	Other income (expense):
	Interest income	41	28
	Other, net	(991)	(143)
	Total other expense	(950)	(115)

	Income (loss) before provision for income taxes	(541)	120
	Provision for (benefit from) income taxes	—	—

	Net income (loss)	$(541)	$120

Income (loss) per share	– Basic	$(0.07)	$0.02
	– Diluted	$(0.07)	$0.02

Weighted average shares	– Basic	7,558	6,883
	– Diluted	7,558	7,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Dollars in thousands

	For the Three Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$(541)	$120
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	338	481
Provisions for inventory, accounts receivable and warranty reserves	546	82
Realized gain on short-term investments	(2)	(21)
Change in value of warrants issued	920	274
Changes in assets and liabilities:
Accounts receivable	2,625	(957)
Unbilled costs and fees	60	1,069
Inventories	(1,294)	2,314
Prepaid expenses, deposits and other assets	(35)	(339)
Accounts payable	528	(1,932)
Customer deposits	(527)	1,599
Deferred revenue	(394)	(409)
Accrued expenses and other current liabilities	(424)	462
Non-current liabilities	32	(20)
Total adjustments	2,373	2,603
Net cash provided by (used for) operating activities	1,832	2,723

Cash flows from investing activities:
Decrease (increase) restricted cash	(44)	(244)
Purchases of short-term investments	—	(1,406)
Maturities of short-term investments	926	1,371
Purchase of property and equipment	(678)	(157)
Net cash used for investing activities	204	(436)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,006	64
Net cash provided by financing activities	4,006	64

Foreign currency translation effect on cash	(10)	2

Net increase in cash and cash equivalents	6,032	2,353
Cash and cash equivalents at beginning of period	18,232	5,585
Cash and cash equivalents at end of period	$24,264	$7,938

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

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

The Company’s Export and Security Agreement with Silicon Valley Bank East requires certain cash balances to be restricted as collateral against outstanding standby letters of credit. (see Note 4)

The significant accounting policies followed by the Company and its Subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2004.  The Company has made no changes to these policies during this quarter.

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

	Three months ended
	June 30, 2004	June 30, 2003
Net income (loss):
As reported	$(541)	$120
Less: Stock based compensation using fair value method for all awards	(112)	(919)
Pro forma net loss	$(653)	$(799)
Income (loss) per share—Basic:
As reported	$(0.07)	$0.02
Pro forma	$(0.09)	$(0.12)
Income (loss) per share—Diluted:
As reported	$(0.07)	$0.02
Pro forma	$(0.09)	$(0.12)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.0% was used for fiscal 2005, 2004 and 2003, respectively, expected volatility of 73%, was used for  fiscal 2005, 2004 and 2003, respectively, an expected dividend yield of 0% and an expected life of 7 years for all periods.

2.               Inventories

Inventories consisted of: (Dollars in thousands)	June 30, 2004	March 31, 2004

Raw materials and completed sub-assemblies	$7,434	$7,089
Work-in-process	4,650	4,168
Finished goods	527	133
Total	$12,611	$11,390

3.               Income per Common and Common Equivalent Share

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarters ended June 30, 2004 and June 30, 2003, common stock equivalents of 792,633 and 1,448,072, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

Earnings Per Share (in thousands except per share amounts)	Three Months Ended
	June 30, 2004	June 30, 2003

Basic
Net income (loss)	$(541)	$120
Weighted average number of common shares outstanding – basic	7,558	6,883
Net income (loss) per share – basic	$(0.07)	$0.02
Diluted
Net income (loss)	$(541)	$120
Weighted average number of common shares outstanding	7,558	6,883
Effect of stock options	—	128
Weighted average number of common and potential common shares outstanding – diluted	7,558	7,011
Net income (loss) per share – diluted	$(0.07)	$0.02

4.               Borrowings

On August 11, 2003, the Company entered into two new credit agreements with Silicon Valley Bank East replacing its HSBC Bank USA credit agreements that expired on July 31, 2003. The first agreement is a $5.0 million domestic loan and security agreement to support the Company’s routine working capital needs. Maximum borrowings for this line are set at the lower of (a) the sum of 80% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or; (b) $5 million. The second is a $20.0 million export loan and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company’s overseas contract, trade finance and working capital needs. On June 30, 2004, the Company, along with Silicon Valley Bank, amended  the quarterly covenants contained in these agreements.  The Company was in compliance with the Bank covenants prior to and after the amendments.

The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.0% at June 30, 2004) and have an expiration date of November 30, 2004. The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants. As of June 30, 2004, the Company was in compliance with these covenants. The Company has begun the process of renewing these credit facilities with Silicon Valley Bank East.

At June 30, 2004, there were no borrowings outstanding against these credit facilities. The Company had outstanding $569,000 in stand by letters of credit guaranteeing performance on certain international projects, which have been collateralized by cash. No amounts have been drawn on these stand by letters of credit.

5.               Private Placement Offering

On May 28, 2002, the Company closed on a private placement offering of common stock and warrants.  A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued.  Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance cost.   The warrants were immediately vested and have a five-year life expiring in May of 2007.  Due to certain conversion features of these warrants, that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet.  The “mark to market” change in the warrants value of $920,000 and $274,000 was recorded as other expense for the three months ended June 30, 2004 and June 30, 2003, respectively.  The liability of $3,013,000 and $2,093,000 associated with the warrants is recorded as a non-current liability on the June 30, 2004 and March 31, 2004 balance sheets, respectively.  The fair market value of the warrants was determined using the Black-Scholes pricing model and an assumed volatility of 75% and interest rate of 5%.

6.               Guarantees

At June 30, 2004 the Company had $569,000 of letters of credit outstanding guaranteeing performance on certain large international cargo projects.  These letters of credit are issued through the Company’s export credit and security agreement (see Note 4) and have expiration dates through November of 2004.

The Company’s parcel product line carries a one-year warranty, the costs of which are accrued for at time of shipment.  Accrual rates are based upon historical experience over the preceding twelve months and the adequacy of the warranty reserve is evaluated monthly.  Warranty experience for the three months ended June 30, 2004 and June 30, 2003 is as follows:

(in thousands)	Three months ended June 30, 2004	Three months ended June 30, 2003
Warranty accrual beginning of period	$699	$535
Accruals for warranties	406	82
Warranty costs incurred during period	(205)	(82)
Balance at end of period	$900	$535

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net revenues for the first quarter of fiscal 2005 decreased by $576,000 to $16,812,000 compared to the corresponding period a year ago.  This decrease is attributable primarily to a decrease in MobileSearch and other CargoSearch systems as compared to the previous year.  This decrease is offset by increased ZBV revenue ($3,695,000), increased ParcelSearch system revenue ($1,313,000), and increased field service revenue of ($1,500,000), as compared to the prior year.  Service revenues increased by $680,000 compared to the first quarter of fiscal 2004 as the Company has entered into service contracts for equipment that had previously been under warranty.

Total cost of sales and contracts for the first quarter of fiscal 2004 decreased by $1,142,000 to $11,674,000 compared to the corresponding period a year ago. Cost of sales and contracts represented 69% of revenues versus 74% for the corresponding period last year.  This margin improvement is attributable to reductions in manufacturing and service overhead costs and improved margins on service contracts.

Selling, general and administrative expenses for the first quarter of fiscal 2005 of $3,274,000 were $222,000 higher than the corresponding period a year ago.  Selling, general and administrative expenses represented 19% of revenues in the current period as compared to 18% for the corresponding period last year.  The increase is attributable to an increase in facility expense due to the relocation of the HES Division as well as an increase in sales and marketing personnel, partially offset by a decrease in severance accruals.

Company funded research and development expenses of $1,455,000 for the first quarter of fiscal 2005 increased by $170,000 compared to the corresponding period last year. Research and development expenses represented 9% of revenues in the current period compared to 7% for the corresponding period last year.   Company expenditures increased primarily due to a major Cargosearch design project.

Other expense was $991,000 for the first quarter of fiscal 2005 as compared to $143,000 for the corresponding period a year ago.   As part of the private equity placement during the first quarter of 2003, the Company issued 295,475 warrants.  Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet.  At June 30, 2004, these warrants were “marked to market” using Black-Scholes and the change in the valuation of the warrants of $920,000 was recorded as other expense in the quarter. During the three months ended June 30, 2003, this calculation generated  $274,000 in other expense.

The potential tax benefits on losses incurred during the first quarter of fiscal 2005 were fully reserved against due to the uncertainty as to whether the additional loss carryforwards would ultimately be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company had a net loss of $541,000 during the first quarter of fiscal 2005 as compared to net income of $120,000 in the first quarter of fiscal 2004.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents increased by $6,032,000 to $24,264,000 at June 30, 2004 compared to $18,232,000 at March 31, 2004. This increase in cash and cash equivalents is primarily due to $4,006,000 of cash generated from the exercise of employee stock options and the collection of some large account receivable balances that were outstanding at the end of fiscal year 2004.

On August 11, 2003, the Company entered into two new credit agreements with Silicon Valley Bank East replacing its HSBC Bank USA credit agreements that expired on July 31, 2003. The first agreement is a $5.0 million domestic loan and security agreement to support the Company’s routine working capital needs. Maximum borrowings for this line are set at the lower of (a) the sum of 80% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or (b) $5 million. The second is a $20.0 million export loan and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company’s overseas contract, trade finance and working capital needs.

The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.0% at June 30, 2004) and have an expiration date of November 30, 2004. The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants. As of June 30, 2004, the Company was in compliance with these covenants. The Company has begun the process of renewing these credit facilities with Silicon Valley Bank East.

At June 30, 2004, there were no borrowings outstanding against these credit facilities. The Company had outstanding $569,000 in stand by letters of credit guaranteeing performance on certain international projects, which have been collateralized by cash. No amounts have been drawn on these stand by letters of credit.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its credit facilities which have variable interest rates tied to the Prime Rate or LIBOR.  As of June 30, 2004, the Company had no variable interest rate debt outstanding.

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

As of June 30, 2004, the Company holds short-term investments consisting of money market funds and U.S. government and government agency bonds.  The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately .9% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock.  These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company and as such a liability equal to Black-Scholes value of the warrants is recorded on the balance sheet.  Changes in the fair value of the warrants are recorded as other income (expense).  The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock.  A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $450,000 impact on earnings.

Item 4 - Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Interim Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in reports filed under such Act.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting .

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

 In September 1998, the Company filed suit against EG&G Astrophysics Research Corp. (“EG&G”) in the U.S. District Court for the District of Massachusetts in Boston, alleging that EG&G infringed upon at least two patents owned by the Company and that EG&G had misappropriated certain trade secrets of the Company. EG&G denied these allegations and filed counterclaims alleging that the patents-in-suit were not infringed and/or were invalid. In May 2003, the Company and PerkinElmer, Inc. (the former parent of EG&G) completed a settlement agreement which resolved all of the Company’s claims against EG&G through June 14, 2002, the date that PerkinElmer sold EG&G to its new corporate parent, L-3 Communications, Inc, (“L-3”). Counterclaims as to any liability through the same date also were released. After completing this settlement, the litigation continued against EG&G’s successor-in-interest, L-3, concerning any liability accrued after that date. Upon a determination that L-3 was not continuing the accused infringement, the Company moved to dismiss the case. In February 2004, the District Court entered an order dismissing the Company’s claims with prejudice and L-3’s counterclaims without prejudice. The Company covenanted not to sue L-3 for infringement by any current products of the two above-referenced patents.

On or about February 19, 2004, L-3 filed a lawsuit against the Company in the United States District Court for the District of Massachusetts, in Boston, seeking declaratory judgments of non-infringement and/or invalidity of two of the Company’s patents—United States Pat. No. 6,292,533 and No. 5,903,623. The Company filed a motion to dismiss the litigation for lack of subject matter jurisdiction, but was denied. The Company has answered L-3’s underlying complaint, vigorously opposing the plaintiff’s non-infringement and invalidity claims.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on its financial condition or results of operations.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K	Dated June 29, 2004 announcing the resignation of the Company’s Chief Financial Officer
Form 8-K	Dated June 4, 2004 in connection with the announcement of the fourth quarter and fiscal 2004 financial results

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 3 on Page 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.
(Registrant)

Date July 22, 2004	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Vice President, Treasurer and Acting Chief Financial Officer

Safe Harbor Statement

The foregoing 10-Q contains statements concerning the Company’s financial performance and business operations, which may be considered “forward-looking” under applicable securities laws.

The Company wishes to caution readers of this Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: significant reductions or delays in procurements of the Company’s systems by the United States and other governments; disruption in the supply of any source component incorporated into AS&E’s products; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of the Company’s products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management systems, to accommodate any future growth and any future delays in federal funding. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Forward-Looking Information and Factors Affecting Future Performance” in the Company’s Registration Statement on Form 10-K.