Form 10-Q
period 2004-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2004-11-08
CIK 5768

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at October 22, 2004
$.66 2/3 par value	7,968,043

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

Dollars in thousands

	September 30, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,583	$18,232
Restricted cash	630	585
Short-term investments	17,733	1,845
Accounts receivable, net of allowances of $318 and $250 at September 30, 2004 and March 31, 2004	16,228	14,771
Unbilled costs and fees, net of allowances of $56 and $394 at September 30, 2004 and March 31, 2004	4,218	4,468
Inventories	15,637	11,390
Prepaid expenses and other current assets	1,542	1,890
Total current assets	62,571	53,181
Equipment and leasehold improvements, net	3,199	2,585
Other assets, net	36	37
Total assets	$65,806	$55,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dollars in thousands except per share amounts

	September 30, 2004	March 31, 2004
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,299	$3,690
Accrued salaries and benefits	2,063	1,954
Accrued warranty costs	1,243	699
Deferred revenue	1,137	2,020
Customer deposits	3,903	4,419
Other current liabilities	1,532	1,875
Total current liabilities	15,177	14,657

Non-current liabilities:
Warrant liability	4,940	2,093
Other non-current liabilities	939	620
Total liabilities	21,056	17,370

Stockholders’ equity:
Preferred stock, no par value Authorized - 100,000 shares; Issued - none	—	—
Common stock, $0.66 2/3 par value Authorized – 20,000,000 shares; Issued 7,963,474 shares at September 30, 2004 and 7,415,660 shares at March 31, 2004	5,308	4,943
Additional paid in capital	48,730	42,683
Cumulative translation adjustment	2	14
Unearned compensation	(50)	(115)
Unrealized loss on available for sales securities	(7)	—
Accumulated deficit	(9,233)	(9,092)
Total stockholders’ equity	44,750	38,433
Total liabilities and stockholders’ equity	$65,806	$55,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

Dollars and shares in thousands, except per share amounts

		Three Months Ended		Six Months Ended
		Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

	Revenues:
	Net product sales and contract revenues	$16,498	$15,010	$29,320	$29,088
	Net service revenues	4,556	3,169	8,546	6,479
	Total net revenues	21,054	18,179	37,866	35,567

	Cost of sales and contracts:
	Cost of product sales and contracts	11,362	11,151	20,884	22,095
	Cost of service revenues	2,695	2,231	4,847	4,103
	Total cost of sales and contracts	14,057	13,382	25,731	26,198
	Gross profit	6,997	4,797	12,135	9,369

	Expenses:
	Selling, general and administrative expenses	3,448	2,856	6,721	5,908
	Research and development	1,012	1,359	2,467	2,644
	Total expenses	4,460	4,215	9,188	8,552

	Operating income	2,537	582	2,947	817

	Other income (expense):
	Interest income	73	20	114	48
	Other, net	(2,146)	(189)	(3,137)	(332)
	Total other income (expense)	(2,073)	(169)	(3,023)	(284)

	Income (loss) before income taxes	464	413	(76)	533
	Provision for income taxes	65	—	65	—

	Net income (loss)	$399	$413	$(141)	$533

Income (loss) per share	–Basic	$0.05	$0.06	$(0.02)	$0.08

	–Diluted	$0.05	$0.06	$(0.02)	$0.07

Weighted average shares	–Basic	7,860	7,073	7,709	6,978
	–Diluted	8,383	7,226	7,709	7,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands

	For the Six Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income (loss)	$(141)	$533
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	684	878
Provisions for contract, inventory, accounts receivable and warranty reserves	1,723	189
Unrealized gains or losses on short-term investments	1	(25)
Stock compensation in lieu of fees	87	100
Change in fair value of warrants outstanding	3,186	466
Changes in assets and liabilities:
Accounts receivable	(1,525)	(2,376)
Unbilled costs and fees	250	(853)
Inventories	(4,854)	1,870
Prepaid expenses, deposits and other assets	348	(414)
Accounts payable	1,609	(553)
Customer deposits	(516)	2,926
Deferred revenue	(603)	(508)
Accrued expenses and other current liabilities	(537)	1,355
Non-current liabilities	39	(141)
Total adjustments	(108)	2,914
Net cash (used for) provided by operating activities	(249)	3,447

Cash flows from investing activities:
Purchases of short-term investments	(15,889)	(2,325)
Maturity of short-term investments	—	2,285
Purchases of property and equipment	(1,297)	(348)
Net cash used for investing activities	(17,186)	(388)

Cash flows from financing activities:
Increase in restricted cash	(45)	162
Proceeds from exercise of stock options and warrants	5,849	2,304
Net cash provided by financing activities	5,804	2,466
Foreign currency effect on cash	(18)	9
Net (decrease) increase in cash and cash equivalents	(11,649)	5,531
Cash and cash equivalents at beginning of period	18,232	5,585
Cash and cash equivalents at end of period	$6,583	$11,116

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

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

Significant Accounting Policies

Revenues on cost reimbursable and long-term fixed price contracts are generally recorded as costs are incurred using the percentage of completion method.  For systems that are produced in a standard manufacturing operation and have shorter order to delivery cycles, the Company recognizes sales at the time of shipment of the system to the customer and when other revenue recognition criteria are met.

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost or net realizable value.  Excessive manufacturing overhead costs attributable to idle facilities or abnormal production volumes are excluded from inventory and recorded as an expense in the period incurred.

The Company’s Export and Security Agreement with Silicon Valley Bank East requires certain cash balances to be restricted as collateral against outstanding standby letters of credit; these are separately presented as restricted cash. (see Note 4)

The significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2004.  The Company has made no changes to these policies during this quarter.

Short-term investments consist of investments in money market funds, commercial paper and U.S government and government agency bonds. These investments are classified as available-for-sale securities and are recorded at their fair market values. The unrealized holding gains or losses on these securities were immaterial for the six months ended September 30, 2004 and September 30, 2003.

Comprehensive income encompasses all changes in stockholder’s equity (except those arising from transactions with owners) and includes net income, net unrealized gains or losses on available for sale securities and foreign currency translation adjustments. For the quarter and six months ended September 30, 2004 comprehensive income includes net income, unrealized loss of $7,000 and the cumulative translation adjustment of $2,000. For the quarter ended and the six months ended September 30, 2003, the Company’s comprehensive net income (loss) is equal to the Company’s net income (loss).

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

	Three months ended		Six months ended
(In thousands except per share amounts)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Net income (loss)
As reported	$399	$413	$(141)	$533
Less: Stock based compensation using fair value method for all awards	(1,309)	(896)	(1,421)	(1,818)
Pro forma net loss	$(910)	(483)	$(1,562)	$(1,285)
Income (loss) per share –Basic:
As reported	$0.05	$0.06	$(0.02)	$0.08
Pro forma	$(0.12)	$(0.07)	$(0.20)	$(0.18)
Income (loss) per share –Diluted:
As reported	$0.05	$0.06	$(0.02)	$0.07
Pro forma	$(0.12)	$(0.07)	$(0.20)	$(0.18)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.0%, expected volatility of 73%, an expected dividend yield of 0% and an expected life of 7 years for all periods.

2.          Inventories

(Dollars in thousands)	Sept. 30, 2004	March 31, 2004
Inventories consisted of:
Raw materials and completed sub-assemblies	$7,409	$7,089
Work-in-process	7,293	4,168
Finished goods	935	133
Total	$15,637	$11,390

3.          Income (Loss) per Common and Common Equivalent Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share include the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarters and six months ended September 30, 2004 and September 30, 2003, common stock equivalents of 304,000, 806,000, 835,000 and 1,150,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Earnings (Loss) Per Share
Basic:
Net income (loss)	$399	$413	$(141)	$533
Weighted average number of common shares outstanding –basic	7,860	7,073	7,709	6,978
Net income (loss) per share –basic	$0.05	$0.06	$(0.02)	$0.08
Diluted:
Net income (loss)	$399	$413	$(141)	$533
Weighted average number of common shares outstanding	7,860	7,073	7,709	6,978
Assumed exercise of stock options and warrants, using the treasury stock method	523	153	—	141
Weighted average number of common and potential common shares outstanding –diluted	8,383	7,226	7,709	7,119
Net income (loss) per share –diluted	$0.05	$0.06	$(0.02)	$0.07

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

The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.75% at September 30, 2004) and have an expiration date of November 30, 2004.  The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.  As of September 30, 2004, the Company was in compliance with these covenants.  The Company is in the process of renewing both the domestic and export loan and security agreement facilities with Silicon Valley Bank for an additional two years.  The new credit facility, which will reduce the export loan and security agreement from $20.0 million to $10.0 million, is expected to be in place on December 1, 2004.

At September 30, 2004, there were no borrowings outstanding and $156,000 in standby letters of credit were in effect against this credit facility, guaranteeing performance on certain large international cargo projects.  In addition, the Company had outstanding $365,000 in standby letters of credit with HSBC Bank USA, which have been collateralized with restricted cash.  No amounts have been drawn against these letters of credit.

5.          Private Placement Offering

On May 28, 2002, the Company closed on a private placement offering of common stock and warrants.  A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued.  Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance cost.   The warrants were immediately vested and have a five-year life expiring in May of 2007.  Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all, or substantially all, of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet.  The “mark to market” change in the warrants value of $(2,266,000), $(3,187,000), $(192,000) and $(466,000), was recorded as other income (expense) for the three and six months ended September 30, 2004 and September 30, 2003, respectively.  The liability of $4,940,000 and $2,093,000 associated with the warrants is recorded as a non-current liability on the September 30, 2004 and March 31, 2004 balance sheets, respectively.  The fair market value of the warrants was determined using the Black- Scholes pricing model and an assumed volatility of 73% and interest rate of 5%. During the quarter ended September 30, 2004, 36,000 of the above warrants were exercised.  Total proceeds from this exercise amounted to $847,000.

6.          Guarantees

At September 30, 2004, the Company had $521,000 of letters of credit outstanding guaranteeing performance on certain large international cargo projects.  These letters of credit were issued through the Company’s current and former export loan and security agreements (see Note 4) and have expiration dates through June of 2005.

Certain of the Company’s product lines carry a one-year warranty, the costs of which are accrued for at time of shipment.  Accrual rates are based upon historical experience over the preceding twelve months and the adequacy of the warranty reserve is evaluated monthly.  Warranty experience for the three and six months ended September 30, 2004 and September 30, 2003 is as follows:

	Three months ended		Six months ended
(In thousands)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

Warranty accrual beginning of period	$900	$535	$699	$535
Accruals for warranties issued during the period	642	104	1,048	186
Warranty costs incurred during period	(299)	(90)	(504)	(172)
Balance at end of period	$1,243	$549	$1,243	$549

7.          Commitments and Contingencies

In the second quarter ended September 30, 2003, an accrual of $535,000 was recorded for the anticipated losses on a CargoSearch contract that was recognized on the percentage of completion method.

Item 2 –Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Total net revenues for the quarter ended September 30, 2004 increased by $2,875,000 to $21,054,000 compared to the corresponding period a year ago.  This increase is attributable primarily to ZBV product line revenues increasing by $8.2 million as the Company delivered thirteen units during the quarter and increased after-market parts revenue of $2.4 million.  These increases were partially offset by a decrease in the CargoSearch product line revenues of $3.6 million as the Company had four programs ongoing in the second quarter of fiscal 2004 as compared to two in the second quarter of fiscal 2005 and a $3.5 million decrease in MobileSearch revenues as the Company had no shipments during the quarter compared to two shipments in the second quarter of fiscal 2004.

Net revenues for the six months ended September 30, 2004 increased by $2,299,000 to $37,866,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $12.0 million in ZBV revenue as the company delivered twenty-one ZBV’s in the first six months of fiscal 2005.  In addition, after-market parts revenue increased by $2.7 million and service revenues increased by $2.1 million as the Company has entered into service contracts for equipment that had previously been covered under warranty.   These increases were offset by an overall decline in MobileSearch revenues of $10 million as the Company had no shipments during the first six months of fiscal 2005 compared to the shipment of six trucks during the first six months of fiscal 2004 and a decline in CargoSearch revenues of $4.1 million due to the completion of three major projects.

Total cost of sales and contracts for the second quarter of fiscal 2005 increased by $675,000 to $14,057,000 compared to the corresponding period a year ago. Cost of sales and contracts represented 67% of revenues versus 74% for the corresponding period last year.  This margin improvement is due in part to improved service margins as the Company entered into several large service contracts during fiscal 2005 as warranties expired and due to the low claim experience rate associated with CargoSearch and MobileSearch warranty.  This margin improvement is also attributable to a $535,000 accrual made in the first six months of fiscal 2003, for losses projected on one CargoSearch program recognized on a percentage of completion basis.

Total cost of sales and contracts for the first six months of fiscal 2005 decreased by $467,000 to $25,731,000 compared to the corresponding period a year ago. Cost of sales and contracts represented 68% of revenues versus 74% for the corresponding period last year.  This margin improvement is due in part to improved service margins as the Company entered into several large service contracts during fiscal 2004 as warranties expired and due to the low claim experience rate associated with CargoSearch and MobileSearch warranties.  This margin improvement is also attributable to a $635,000 accrual made in the first six months of fiscal 2003, for losses projected on one CargoSearch program recognized on a percentage of completion basis.

Selling, general and administrative expenses for the second quarter of fiscal 2005 increased by $592,000 to $3,448,000 compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 16% of revenues in the current period and for the corresponding period last year.  The cost increases from the prior year relate to an increase in facility relocation expense for the HES division, increased audit fees related to Sarbanes-Oxley Section 404 compliance, fees associated with the transfer to the NASDAQ stock exchange, and increased incentive compensation costs.

Selling, general and administrative expenses for the first six months of fiscal 2005 increased by $813,000 to $6,721,000 compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 18% of revenues in the current period compared to 17% for the corresponding period last year. The increase in selling, general and administrative was a result of the increase in facility expenses due to the relocation of the HES division, increase in audit fees due to Sarbanes-Oxley Section 404 compliance, fees associated with the transfer to the NASDAQ stock exchange, and increased incentive compensation costs, offset somewhat by decreases in severance accruals.

Company funded research and development expenses for the second quarter of fiscal 2005 decreased by $347,000 to $1,012,000 compared to the corresponding period a year ago. Research and development expenses represented 5% of revenues in the current quarter compared to 7% for the corresponding period last year. Current quarter expenditures decreased comparatively as the Company focused engineering efforts on revenue producing programs during the quarter.

Company funded research and development expenses for the first six months of fiscal 2005 decreased by $177,000 to $2,467,000 compared to the corresponding period last year. Research and development expenses represented 7% of revenues in the current period compared to 7% for the corresponding period last year.  Year to date expenditures continued to decrease compared to the same period in the prior year as the Company maintained cost control initiatives and focused engineering efforts on revenue producing programs.

Other expense was $2,073,000 for the second quarter of fiscal 2005 as compared to $169,000 in expense for the corresponding period a year ago.   As part of the private equity placement during the first quarter of fiscal 2003, the Company issued 295,475 warrants.  Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet.  At September 30, 2004, these warrants were “marked-to-market” using Black-Scholes and the change in the valuation of the warrants of $2,266,000 was recorded as other expense in the quarter. During the three months ended September 30, 2003, this “mark-to-market” adjustment resulted in $192,000 in expense.

Other expense was increased to $3,023,000 for the first six months of fiscal 2005 as compared to $284,000 in expense for the corresponding period a year ago. Of these amounts $3,187,000 and $466,000, respectively, of expense related to the “mark-to-market” of outstanding warrants noted above.

The potential tax benefits on losses incurred in fiscal 2004 were fully reserved due to the uncertainty as to whether the additional loss carryforwards would ultimately be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company, however, has made a provision for the alternative minimum tax and state taxes due on the current quarter and year to date 2005 earnings.

The Company earned net income of $399,000 during the second quarter of fiscal 2005 as compared to net income of $413,000 in the second quarter of fiscal 2004.   The Company recognized a net loss of $76,000 in the first six months of fiscal 2005 as compared to net income of $533,000 in the first six months of fiscal 2004.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. These warrants have a five-year life expiring in May of 2007.  Proceeds to the Company approximated $18.4 million. The proceeds from this private placement offering have been and are being utilized for general corporate purposes including debt repayment, capital expenditures, and investments in product development and working capital needs.  During the quarter ended September 30, 2004, 36,000 of the above warrants were exercised.  Total proceeds from this exercise amounted to $847,000.

Cash, cash equivalents and short term investments increased by $4,284,000 to $24,946,000 at September 30, 2004 compared to $20,662,000 at March 31, 2004. This increase is primarily due to proceeds received from the exercise of employee stock options and warrants, somewhat offset by the investment of a new ERP system. Working capital increased by $8,870,000 (23%) since March 31, 2004, increasing from $38,524,000 to $47,394,000 at September 30, 2004. This increase is primarily due to the increase in cash from the exercise of options and warrants over the last six months, the increase in accounts receivable due to a large milestone billing, and the increase in inventory required to meet future orders.

On August 11, 2003, the Company entered into two new credit agreements with Silicon Valley Bank East replacing its HSBC Bank USA credit agreements that expired on July 31, 2003.  The first agreement is a $5.0 million domestic loan and security agreement to support the Company’s routine working capital needs.   Maximum borrowings for this line are set at the lower of (a) the sum of 80% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or; (b) $5 million.  The second is a $20.0 million export loan and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company’s overseas contract, trade finance and working capital needs. At September 30, 2004, the Company had available a $5.0 million domestic line of credit, as well as $20.0 million export line of credit.

The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.75 % at September 30, 2004) and have an expiration date of November 30, 2004.  The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants. As of September 30, 2004, the Company was in compliance with these covenants. The Company is in the process of renewing both the domestic and export and security agreement facilities with Silicon Valley Bank for an additional two years.  The new credit facility, which will reduce the export loan and security agreement from $20.0 million to $10.0 million, is expected to be in place on December 1, 2004.

At September 30, 2004, there were no borrowings outstanding and $156,000 in standby letters of credit were in effect against this credit facility guaranteeing performance on certain large international cargo projects.   In addition, the Company had outstanding $365,000 in standby letters of credit with HSBC Bank USA, which have been collateralized with cash.  No amounts have been drawn against these letters of credit.

The Company believes that its existing cash and short-term investments combined with cash generated from operations and amounts available under its credit facilities are adequate to finance its operating and capital requirements for fiscal 2005.

New Accounting Pronouncements:

On March 31, 2004, the FASB issued an exposure draft No. 1102-100, Proposed Statement of Financial Accounting Standards-Share-Based Payment, effective for fiscal 2006. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. The exposure draft is proposed to supercede SFAS 123, which allowed for footnote disclosure of this expense. Currently, the Company uses the Black-Scholes model for option expense calculation for footnote disclosure. The Company’s proforma expense calculated for this disclosure was $1,309,000 and $1,421,000 for the period ended September 30, 2004, and 2003, respectively. The Company is currently evaluating the impact of this proposed pronouncement on its consolidated financial statements.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.  EITF Issue No. 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensuses reached by the Task Force on EITF Issue No. 03-6 were ratified by the FASB on March 31, 2004, and are effective for reporting periods beginning after March 31, 2004. The Company has reviewed the issue and concluded that it has no participating securities as defined by EITF Issue No. 03-6.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The adoption of this statement did not have an impact on the Company’s consolidated financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its credit facilities that have variable interest rates tied to the Prime Rate.  As of September 30, 2004, the Company had no variable interest rate debt outstanding.

The cash accounts for the Company’s operations in Singapore, Hong Kong, England, and Abu Dhabi are maintained in Singapore dollars, Hong Kong dollars, pounds sterling and dirhams, respectively.  Foreign currency accounts are marked to market at current rates that resulted in immaterial translation adjustments to stockholders’ equity.  The gains and losses from foreign currency transactions are included in the statement of operations for the period and were also immaterial.  A hypothetical 10% change in foreign currency rates would not have a material impact on the Company’s results of operations, financial position or cash flows.

As of September 30, 2004, the Company held short-term investments consisting of money market funds, commercial paper and U.S. Government and government agency bonds.  The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of 1.6% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden decline in interest rates would not have a material effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock.  These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company and as such a liability equal to Black-Scholes value of the warrants is recorded on the balance sheet.  During the period ended September 30, 2004, 36,000 of these warrants were exercised.  Total remaining warrants left to be exercised as of September 30, 2004 are 259,475. Changes in the fair value of the warrants are recorded as other income (expense).  The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock.  A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $718,000 effect on earnings.

Item 4 - Controls and Procedures

There have been no changes in our internal controls or in other factors that could affect internal controls for the quarter ended September 30, 2004.

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

On or about February 19, 2004, L-3 filed a lawsuit against the Company in the United States District Court for the District of Massachusetts, in Boston, seeking declaratory judgments of non-infringement and/or invalidity of two of the Company’s patents—United States Pat. No. 6,292,533 and No. 5,903,623. The Company filed a motion to dismiss the litigation for lack of subject matter jurisdiction, but was denied. The Company has answered L-3’s underlying complaint, vigorously opposing the plaintiff’s non-infringement and invalidity claims, and has begun relevant discovery.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on its financial condition or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

At the special meeting in lieu of the annual meeting of Stockholders of the Company held on September 16, 2004, the stockholders of the Company (1) elected William E. Odom, Denis R. Brown, Roger P. Heinisch, Hamilton W. Helmer, Donald J. McCarren, Ernest J. Moniz, Carl W. Vogt  and Anthony R. Fabiano as directors of the Company to hold office for a one-year term and no other nominations were made; (2) ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending March 31, 2005.  The votes were as follows:

	Votes For	Votes Withheld or Opposed	Abstentions

(1) Election of Directors:
William E. Odom	7,358,947	77,049
Denis R. Brown	7,421,239	14,757
Roger P. Heinisch	6,810,370	625,626
Hamilton W. Helmer	7,402,916	33,080
Donald J. McCarren	7,159,187	276,809
Ernest J. Moniz	7,407,439	28,557
Carl W. Vogt	7,379,511	56,485
Anthony R. Fabiano	7,417,790	18,206

5) Ratification of PricewaterhouseCoopers LLP as independent auditors.	7,410,176	12,858	12,962

Item 6 - Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Form 8-K	Dated September 29, 2004 announcing that the Company had initiated action to transfer the listing of its securities from the American Stock Exchange to the NASDAQ Stock Exchange.

Form 8-K	Dated September 21, 2004 regarding the entrance into a material definitive agreement.

Form 8-K	Dated September 17, 2004 regarding the entrance into a material definitive agreement.

Form 8-K	Dated September 1, 2004 regarding the entrance into a material definitive agreement.

Form 8-K	Dated September 1, 2004 regarding the entrance into a material definitive agreement.

Form 8-K	Dated August 2, 2004 in connection with the announcement of the first quarter financial results.

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 3 on Page 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.
(Registrant)
Date	November 3, 2004	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Vice President Finance, Treasurer and Acting Chief Financial Officer

Safe Harbor Statement

The foregoing 10-Q  contains statements concerning the Company’s financial performance and business operations, which may be considered “forward-looking” under applicable securities laws.

The Company wishes to caution readers of this Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: significant reductions or delays in procurements of the Company’s systems by the United States and other governments; disruption in the supply of any source component incorporated into AS&E’s products; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of the Company’s products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management system, to accommodate any future growth, and future delays in federal funding. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Forward-Looking Information and Factors Affecting Future Performance” in the Company’s Annual Report on Form 10-Kfor the year ended March 31, 2004.