Form 10-Q
period 2004-12-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2005-02-03
CIK 5768

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at January 28, 2005
$.66 2/3 par value	8,178,614

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

Dollars in thousands

	December 31, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,108	$6,467
Restricted cash	380	585
Short-term investments	27,804	13,610
Accounts receivable, net of allowances of $405 and $250 at December 31, 2004 and March 31, 2004	18,131	14,771
Unbilled costs and fees, net of allowances of $76 and $394 at December 31, 2004 and March 31, 2004	2,165	4,468
Inventories	20,683	11,390
Prepaid expenses and other current assets	2,393	1,890
Total current assets	78,664	53,181
Equipment and leasehold improvements, net	3,764	2,585
Other assets	35	37
Total assets	$82,463	$55,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dollars in thousands except per share amounts

	December 31, 2004	March 31, 2004
	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,023	$3,690
Accrued salaries and benefits	2,756	1,954
Accrued warranty costs	1,940	699
Deferred revenue	1,332	2,020
Customer deposits	11,822	4,419
Other current liabilities	2,064	1,875
Total current liabilities	25,937	14,657

Non-current liabilities:
Warrant liability	5,971	2,093
Other non-current liabilities	872	620
Total liabilities	32,780	17,370

Stockholders’ equity:
Preferred stock, no par value Authorized - 100,000 shares; Issued - none	—	—
Common stock, $0.66 2/3 par value Authorized – 20,000,000 shares; Issued 8,156,184 shares at December 31, 2004 and 7,415,660 shares at March 31, 2004	5,437	4,943
Additional paid in capital	51,459	42,683
Cumulative translation adjustment	14	14
Unearned compensation	—	(115)
Unrealized loss on available for sales securities	(17)	—
Accumulated deficit	(7,210)	(9,092)
Total stockholders’ equity	49,683	38,433
Total liabilities and stockholders’ equity	$82,463	$55,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

Dollars and shares in thousands, except per share amounts

		Three Months Ended		Nine Months Ended
		Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003
	Revenues:
	Net product sales and contract revenues	$18,320	$12,605	$47,640	$41,693
	Net service revenues	5,160	3,661	13,706	10,140
	Total net revenues	23,480	16,266	61,346	51,833

	Cost of sales and contracts:
	Cost of product sales and contracts	12,090	10,090	32,974	32,185
	Cost of service revenues	2,881	2,212	7,728	6,315
	Total cost of sales and contracts	14,971	12,302	40,702	38,500
	Gross profit	8,509	3,964	20,644	13,333

	Expenses:
	Selling, general and administrative	3,829	2,753	10,550	8,661
	Research and development	1,312	1,741	3,779	4,385
	Total expenses	5,141	4,494	14,329	13,046

	Operating income (loss)	3,368	(530)	6,315	287

	Other income (expense):
	Interest income	121	25	289	73
	Other, net	(1,466)	(13)	(4,657)	(345)
	Total other income (expense)	(1,345)	12	(4,368)	(272)

	Income (loss) before income taxes	2,023	(518)	1,947	15
	Provision for (benefit from) income taxes	—	(96)	65	(96)

	Net income (loss)	$2,023	$(422)	$1,882	$111

Income (loss) per share

—Basic

		$0.25	$(0.06)	$0.24	$0.02

	—Diluted	$0.23	$(0.06)	$0.22	$0.02

Weighted average shares	—Basic	8,082	7,297	7,835	7,212

	—Diluted	8,805	7,297	8,409	7,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

Dollars in thousands

	For the Nine Months Ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities:
Net income	$1,882	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,090	1,256
Provisions for contract, inventory, accounts receivable	1,165	102
Mark to market adjustment for short-term investments	(216)	(20)
Unrealized gains or losses on short term investments	(17)	(25)
Change in fair value of warrants outstanding	4,580	518
Stock compensation	137	141
Changes in assets and liabilities:
Accounts receivable	(3,515)	(3,507)
Unbilled costs and fees	2,303	62
Inventories	(10,303)	834
Prepaid expenses and other assets	(501)	(492)
Accounts payable	2,333	(1,553)
Customer deposits	7,403	3,877
Deferred revenue	(420)	(600)
Accrued expenses and other current liabilities	2,552	827
Non-current liabilities	(17)	(67)
Total adjustments	6,574	1,353
Net cash provided by operating activities	8,456	1,464

Cash flows from investing activities:
Purchases of short-term investments	(44,994)	(12,705)
Maturity of short-term investments	31,016	5,703
Purchases of property and equipment	(2,269)	(449)
Net cash provided by (used for) investing activities	(16,247)	(7,451)

Cash flows from financing activities:
Decrease in restricted cash	205	1,310
Proceeds from exercise of warrants	1,349	—
Proceeds from exercise of stock options	6,878	2,874
Net cash provided by financing activities	8,432	4,184
Effect of exchange rate changes on cash	—	8
Net increase in cash and cash equivalents	641	(1,795)
Cash and cash equivalents at beginning of period	6,467	5,585
Cash and cash equivalents at end of period	$7,108	$3,790

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

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost or net realizable value.  Excessive manufacturing overhead costs for idle facility expenses, freight, handling costs, and wasted material (spoilage) attributable to abnormally low production levels, which are levels that materially differ from budgeted production plans due primarily to changes in customer demand.

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

Short-term investments consist of investments in money market funds, commercial paper and U.S government and government agency bonds. These investments are classified as available-for-sale securities and are recorded at their fair market values. The unrealized holding gains or losses on these securities were immaterial at the nine months December 31, 2004 and March 31, 2004.

Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with owners) and includes net income, net unrealized gains or losses on available for sale securities and foreign currency translation adjustments. For the quarter and nine months ended December 31, 2004 comprehensive income includes net income and unrealized loss of $17,000. For the quarter and nine months ended December 31, 2003, the Company’s comprehensive net income (loss) is equal to the Company’s net income (loss) and the cumulative translation adjustment of $8,000.

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

	Three months ended		Nine months ended
(In thousands except per share amounts)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003
Net income (loss)
As reported	$2,023	$(422)	$1,882	$111
Add: Stock based compensation using intrinsic value for all awards	50	41	137	141
Less: Stock based compensation using intrinsic and fair value method for all awards	(1,368)	(1,088)	(2,877)	(3,006)
Pro forma net income (loss)	$705	$(1,469)	$(858)	$(2,754)
Income (loss) per share — Basic:
As reported	$0.25	$(0.06)	$0.24	$0.02
Pro forma	$0.09	$(0.20)	$(0.11)	$(0.38)
Income (loss) per share — Diluted:
As reported	$0.23	$(0.06)	$0.22	$0.02
Pro forma	$0.08	$(0.20)	$(0.11)	$(0.37)

 The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.25% and 5% for December 31, 2004 and 2003 respectively, expected volatility of 73%, an expected dividend yield of 0% and an expected life of 5 years.

2.     Inventories

(Dollars in thousands)	Dec. 31, 2004	March 31, 2004
Inventories consisted of:
Raw materials and completed sub-assemblies	$10,041	$7,089
Work-in-process	7,937	4,168
Finished goods	2,705	133
Total	$20,683	$11,390

3.     Income (Loss) per Common and Common Equivalent Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share include the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarter ended December 31, 2004 and December 31, 2003, common stock equivalents of 31,000 and 717,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.  For the nine months ended December 31, 2004 and December 31, 2003, common stock equivalents of 106,000 and 885,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three months ended		Nine months ended
(In thousands except per share amounts)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003
Earnings (Loss) Per Share Basic:
Net income (loss)	$2,023	$(422)	$1,882	$111
Weighted average number of common shares outstanding – basic	8,082	7,297	7,835	7,212
Net income (loss) per share – basic	$0.25	$(0.06)	$0.24	$0.02
Diluted:
Net income (loss)	$2,023	$(422)	$1,882	$111
Weighted average number of common shares outstanding	8,082	7,297	7,835	7,212
Assumed exercise of stock options and warrants, using the treasury stock method	723	—	574	183
Weighted average number of common and potential common shares outstanding – diluted	8,805	7,297	8,409	7,395
Net income (loss) per share - diluted	$0.23	$(0.06)	$0.22	$0.02

4.     Borrowings

On November 30, 2004, the Company modified its two credit agreements with Silicon Valley Bank East.  These modifications replace the original credit agreements that expired on November 30, 2004. The modifications extend the credit facilities through November 29, 2006 and reduces the Export-Import Bank facility from $20.0 million to $10.0 million. The first agreement is a $5.0 million domestic loan and security agreement to support the Company’s routine working capital needs.  Maximum borrowings for this line are set at the lower of (a) the sum of 85% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or (b) $5.0 million.  The second is a $10.0 million export loan and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company’s overseas contract, trade finance and working capital needs.

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (5.25% at December 31, 2004) and have an expiration date of November 29, 2006.  The credit agreements are collateralized by certain assets of the Company and contain certain restrictions including limitations on the amount of distributions that can be made to stockholders, the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.  As of December 31, 2004, the Company was in compliance with these covenants.

At December 31, 2004, there were no borrowings outstanding against these credit facilities. The Company had outstanding $320,000 in standby letters of credit guaranteeing performance on certain large international projects, which have been collateralized with cash.  No amounts have been drawn against these letters of credit.

5.     Private Placement Offering

On May 28, 2002, the Company closed on a private placement offering of common stock and warrants.  A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 per share. In addition, warrants to purchase an additional 295,475 shares of common stock at a per share price of $23.52 were issued.  Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance cost.  The warrants were immediately vested and have a five-year life expiring in May of 2007.  Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet.  The “mark to market” change in the warrants value of $(1,393,000), $(4,580,000), $(52,000) and $(518,000), was recorded as other expense for the three and nine months ended December 31, 2004 and December 31, 2003, respectively.  The liability of $5,971,000 and $2,093,000 associated with the warrants is recorded as a non-current liability on the December 31, 2004 and March 31, 2004 balance sheets, respectively.  The fair market value of the warrants was determined using the Black Scholes pricing model and an assumed volatility of 73% and interest rate of 3.7% and 5.0%, for December 31, 2004 and 2003, respectively. During the nine months ended December 31, 2004, 57,375 of the above warrants were exercised. The proceeds from these exercises amounted to $1,349,000.

6.     Guarantees

At December 31, 2004, the Company had $320,000 of letters of credit outstanding guaranteeing performance on certain large international projects.  These letters of credit were issued through the Company’s current and former export loan and security agreements (see Note 4) and have expiration dates through June of 2005. These letters of credit have been collaterized with cash.

Certain of the Company’s product lines carry a one-year warranty, the costs of which are accrued for at time of shipment.  Accrual rates are based upon historical experience over the preceding twelve months and the adequacy of the warranty reserve is evaluated monthly.  Warranty experience for the three and nine months ended December 31, 2004 and December 31, 2003 is as follows:

	Three months ended		Nine months ended
(In thousands)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003

Warranty accrual beginning of period	$1,243	$549	$699	$535
Accruals for warranties issued	1,214	73	2,262	259
Warranty costs incurred during period	(517)	(159)	(1,021)	(331)
Balance at end of period	$1,940	$463	$1,940	$463

7.     Commitments and Contingencies

 In the third quarter ended December 31, 2003, an accrual of $624,000 was recorded for anticipated losses on a CargoSearch contract that was recognized on the percentage of completion method.

8.     Subsequent Event

During the quarter ended December 31, 2004, the Company entered into negotiations for the sale of certain of the assets of the Company’s High Energy Systems Division (HES), located in Mountain View, CA. to Accuray Incorporated, for cash and a note in the aggregate amount of $8,300,000.  On January 10, 2005, the sale of these assets was completed.  The Company will recognize a gain during the quarter ended March 31, 2005 on the sale of the above assets.  Revenues relating to the contracts purchased by Accuray as part of this asset sale amounted to $4,058,000 for the nine months ended December 31, 2004. The gain on sale, which will be recorded upon completion of the purchase price allocation in the fourth quarter of fiscal 2005, is expected to be material.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Total net revenues for the quarter ended December 31, 2004 increased by $7,214,000 to $23,480,000 compared to the corresponding period last year.  This increase is attributable to Z Backscatter System revenue of $9,100,000 which was introduced and first shipped in the fourth quarter of fiscal 2004, increased after-market parts revenue of $1,300,000 attributable to a large spares order booked in the first quarter of fiscal 2005, and increased Service revenues of $1,499,000 compared to the third quarter of fiscal 2004 as the Company has entered into service contracts for equipment shipped throughout the year and as warranties expired.  These increases were partially offset by a decrease in the CargoSearch revenues of $1,600,000 as the Company had a major program ongoing in the third quarter of fiscal 2004 that has since been completed and a $3,600,000 decrease in MobileSearch revenues as the Company had no shipments during the quarter compared to two shipments in the third quarter of fiscal 2004.

Total cost of product sales and contracts for the third quarter of fiscal 2005 increased by $2,000,000 to $12,090,000 compared to the corresponding period a year ago. Cost of product sales and contracts represented 66% of revenues versus 80% for the corresponding period last year. This product margin improvement is due in part to the increase in revenue associated with after-market parts attributable to the large contract mentioned above, and increased margins as product sales shifted to the higher margin Z Backscatter System. These increases were offset by a $624,000 accrual made in the third quarter of fiscal 2004 for losses projected on a first time build of a new product recognized on a percentage of completion basis.  Total cost of service revenues for the third quarter of fiscal 2005 increased by $669,000 to $2,881,000 compared to the corresponding period a year ago.  Cost of service revenues represented 56% of revenues versus 60% for the corresponding period last year.  This service margin improvement was due to low claim experience rate associated with CargoSearch and MobileSearch extended warranties and service contracts.

Selling, general and administrative expenses for the third quarter of fiscal 2005 increased by $1,076,000 to $3,829,000 compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 16% of revenues in the current quarter compared to 17% for the corresponding period last year.  The cost increases from the prior year relate to increased incentive compensation costs, increased professional fees due to Sarbanes 404 compliance, and increased commissions due to the increase in sales volume.

Company funded research and development expenses for the third quarter of fiscal 2005 decreased by $429,000 to $1,312,000 compared to the corresponding period a year ago. Research and development expenses represented 6% of revenues in the current quarter compared to 11% for the corresponding period last year. Current quarter expenditures decreased comparatively as the Company limited research and development initiatives in order to focus engineering efforts on revenue producing programs during the quarter.

Other income (expense) was $(1,345,000) in expense for the third quarter of fiscal 2005 as compared to $12,000 in income for the corresponding period a year ago.  As part of the private equity placement during the first quarter of 2003, the Company issued 295,475 warrants, of which 238,100 remain outstanding at December 31, 2004.  Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet.  At December 31, 2004, these outstanding warrants were “marked to market” using Black-Scholes and the change in the valuation of the warrants of $(1,393,000) was recorded as other expense in the quarter. During the three months ended December 31, 2003, this mark to market adjustment resulted in $(52,000) in expense.

The Company earned net income of $2,023,000 during the third quarter of fiscal 2005 as compared to the net loss of $(422,000) incurred in the third quarter of fiscal 2004. The significant factors contributing to these results are noted in the above sections.

Net revenues for the nine months ended December 31, 2004 increased by $9,513,000 to $61,346,000 compared to the corresponding period last year.  This increase is attributable to increased Z Backscatter System revenue of $21,100,000 which was introduced and first shipped in the fourth quarter of fiscal 2004, increased after-market parts revenue of $4,100,000 attributable to a large spares order booked in the first quarter of fiscal 2005, and increased Service revenues of $3,566,000 as the Company has entered into service contracts in place of expired warranties.  These increases were partially offset by a decrease in CargoSearch revenues of $5,500,000 due to the completion of two major projects last fiscal year, and a $14,000,000 decrease in MobileSearch revenues as the Company had no shipments during the nine months of fiscal 2005 compared to eight shipments during the first nine months of fiscal 2004.

Total cost of product sales and contracts for the first nine months of fiscal 2005 increased by $789,000 to $32,974,000 compared to the corresponding period a year ago. Cost of product sales and contracts represented 69% of revenues compared to 77% for the corresponding period last year.  This product margin improvement is due in part to the increase in revenue associated with after-market parts attributable to the large spares contract mentioned above, and increased margins as product sales shifted to the higher margin Z Backscatter System  These increases were partially offset by a $1,359,000 accrual made in fiscal 2004 for losses projected on a first time build of a new product recognized on a percentage of completion basis. Total cost of service revenues for the first nine months of fiscal 2005 increased by $1,413,000 to $7,728,000 compared to the corresponding period a year ago.  Cost of service revenues represented 56% of revenues versus 62% for the corresponding period last year. This service margin improvement was due to low claim experience rate associated with CargoSearch and MobileSearch extended warranties and service contracts.

Selling, general and administrative expenses for the first nine months of fiscal 2005 increased by $1,889,000 to $10,550,000 compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 17% of revenues in both periods.  The increase in selling, general and administrative expenses is a result of increased incentive compensation costs, increased professional fees due to Sarbanes 404 compliance, increased fees associated with the transfer to the NASDAQ stock exchange, and increased facility expenses due to the relocation of the HES division.

Company funded research and development expenses for the first nine months of fiscal 2005 decreased by $606,000 to $3,779,000 compared to the corresponding period last year. Research and development expenses represented 6% of revenues in the first nine months of fiscal 2005 compared to 8% for the corresponding period last year. Year to date expenditures continued to decrease compared to the same period in the prior year as the Company continued to focus engineering efforts on revenue producing programs.

Other income (expense) was $(4,368,000) in expense for the first nine months of fiscal 2005 as compared to $(272,000) in expense for the corresponding period a year ago. The mark to market of outstanding warrants as noted above accounted for $(4,580,000) in expense in fiscal 2005 compared to $(518,000) in fiscal 2004.

The potential tax benefits on losses incurred in fiscal 2004 were fully reserved due to the uncertainty as to whether the additional loss carryforwards would ultimately be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company, however, has made a provision for the alternative minimum tax due on the year to date earnings of fiscal year 2005.

The Company reported net income of $1,882,000 in the first nine months of fiscal 2005 as compared to net income of $111,000 in the first nine months of fiscal 2004.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

On May 28, 2002, the Company closed on a private placement offering of common stock and warrants.  A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued.  Proceeds to the Company approximated $18.4 million. The proceeds from this private placement offering have been and are being utilized for general corporate purposes including debt repayment, capital expenditures, investments in product development, and working capital needs. During the nine months ended December 31, 2004, 57,375 of the above warrants were exercised. The proceeds from these exercises amounted to $1,349,000.

Cash and cash equivalents increased by $641,000 to $7,108,000 at December 31, 2004 compared to $6,467,000 at March 31, 2004. This increase in cash and cash equivalents is primarily due to proceeds received from the exercise of employee stock options and exercise of investor warrants, as well as the collection of a letter of credit on a large CargoSearch project. Working capital increased by $14,203,000 or 37% since March 31, 2004, increasing from $38,524,000 to $52,727,000 at December 31, 2004. This increase is primarily attributable to the increase in operating results, increase in accounts receivables due to increased product shipments in December 2004, as well as the increase in inventory to fulfill the current backlog, partially offset by the increase in customer deposits.

The Company is currently investing a significant portion of its cash balance in short term investments, which consist of money market funds, commercial paper and U.S. government and government agency bonds.

On November 30, 2004, the Company modified its two credit agreements with Silicon Valley Bank East.  These modifications replaced the original credit agreements that expired on November 30, 2004. The modification extends the credit facilities through November 29, 2006 and reduces the Export-Import Bank facility from $20.0 million to $10.0 million. The first agreement is a $5.0 million domestic loan and security agreement to support the Company’s routine working capital needs.  Maximum borrowings for this line are set at the lower of (a) the sum of 85% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or; (b) $5.0 million.  The second is a $10.0 million export loan and security agreement, guaranteed by the Export-Import Bank of the United States to support the Company’s overseas contract, trade finance and working capital needs.

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (5.25% at December 31, 2004) and have an expiration date of November 29, 2006.  The credit agreements are collateralized by certain assets of the Company and contain certain restrictions including limitations on the amount of distributions that can be made to stockholders, the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.  As of December 31, 2004, the Company was in compliance with these covenants.

At December 31, 2004, there were no borrowings outstanding against these credit facilities. The Company had outstanding $320,000 in standby letters of credit guaranteeing performance on certain large international projects, which have been collateralized with cash.  No amounts have been drawn against these letters of credit.

The Company believes that its existing cash and investments plus cash generated from operations and amounts available under its credit facilities are adequate to finance its operating and capital requirements for fiscal 2005.

Related Party Transactions

During the third quarter of fiscal 2005, a modification was made to the Non-employee Directors compensation plan. The modification to the equity compensation component of the plan does not materially increase the number of shares or options granted under the plan, but rather this change resulted in a decreased number of shares granted to Non-Employee Directors in fiscal 2005. The amended plan allows for an annual retainer, as well as additional cash fees for attending board and various committee meetings. During the three months and nine months ended December 31, 2004, the Company incurred $45,500 of expense associated with the above fees.

 New Accounting Pronouncements:

On March 31, 2004, the FASB issued an exposure draft No. 1102-100, Proposed Statement of Financial Accounting Standards-Share-Based Payment, effective for fiscal 2006. This exposure draft outlines a methodology for the accounting treatment of stock options and certain other share-based payments. It requires these payments to be recorded as an operating expense. The exposure draft is proposed to supercede SFAS 123, which allowed for footnote disclosure of this expense. Currently, the Company uses the Black-Scholes model for option expense calculation for footnote disclosure. The Company’s proforma expense calculated for this disclosure was $1,318,000 and $2,740,000 for the three months and nine months ended December 31, 2004, respectively. The Company is currently evaluating the impact of this proposed pronouncement on its consolidated financial statements.

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

In November 2004, the FASB issued a Statement of Financial Accounting Standards No. 151 Inventory Cost, effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends the guidance in ARB No. 43 to clarify that the accounting of abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition this statement requires that allocation of fixed production costs of conversion be based on the normal capacity of the production facility.  The adoption of this statement will not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued a FASB Staff Position (FSP) 109-1 Application of FASB 109 to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. The new act provides for a special tax deduction on qualified production activities income that effectively reduces the Company’s tax rate. The FASB has decided that these amounts should be recorded as a special deduction, and recorded in the year earned. The adoption of this FSP statement will not have an impact on the Company’s consolidated financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its credit facilities that have variable interest rates tied to the Prime Rate.  As of December 31, 2004, the Company had no variable interest rate debt outstanding.

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

As of December 31, 2004, the Company holds short-term investments consisting of money market funds, commercial paper and U.S.

government and government agency bonds.  The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of 2.1% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock.  These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company and as such a liability equal to Black-Scholes value of the warrants is recorded on the balance sheet.  Changes in the fair value of the warrants are recorded as other income (expense).  The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock.  A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $687,000 effect on earnings.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosures and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There have been no significant changes in the Company’s internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 during the period being reported on, which could materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On or about February 19, 2004, L-3 filed a lawsuit against the Company in the United States District Court for the District of Massachusetts, in Boston, seeking declaratory judgments of non-infringement and/or invalidity of two of the Company’s patents—United States Pat. No. 6,292,533 and No. 5,903,623. The Company filed a motion to dismiss the litigation for lack of subject matter jurisdiction, but was denied. The Company has answered L-3’s underlying complaint, vigorously opposing the plaintiff’s non-infringement and invalidity claims, and has begun relevant discovery.  In December 2004, the Company also filed a motion for summary judgment with respect to one of the principal claims alleged by the plaintiff.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. The Company currently believes that resolving these matters will not have a material adverse impact on its financial condition or results of operations.

Item 6 - Exhibits

10(c)(xvii)	Second Amendment of Lease of 829 Middlesex Turnpike, Billerica, Massachusetts

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 3 on Page 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.
(Registrant)

Date February 3, 2005	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
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

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: significant reductions or delays in procurements of the Company’s systems by the United States and other governments; disruption in the supply of any source component incorporated into AS&E’s products and other factors which may cause delays in production and delivery schedules; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; failure of any of our products to meet performance requirements or to continue to operate reliably because of unexpected design flaws or manufacturing defects; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of the Company’s products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management system, to accommodate any future growth, and future delays in federal funding. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth under the caption “Forward-Looking Information and Factors Affecting Future Performance” in the Company’s Annual Report on Form 10-K.