Form 10-K/A
period 2004-03-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2005-02-17
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

The aggregate market value of voting stock held by non-affiliates of the registrant on June 1, 2004 was $134,836,946.

7,551,344 shares of Registrant’s Common Stock were outstanding on June 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2004. Portions of such Proxy Statement are incorporated by reference in Part III.

Explanatory Note:  This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2004 (the “Original Form 10-K) solely in order to amend and correct Item 9A. As a result of the amendment of Item 9A, the Section 302 and Section 906 certifications filed as Exhibits in Item 15 have been re-executed as of the date of this Amendment No. 1 on Form 10-K/A. Except for the aforementioned amendments, this Amendment No. 1 speaks as of the original filing date of the Original Form 10-K and does not modify or update disclosures in the Original Form 10-K, including the nature and character of such disclosures, to reflect events occurring, or items discovered, after the original filing date of the Original Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Original Form 10-K, including any amendments to those filings.

American Science & Engineering, Inc.

FORM 10-K/A

FOR THE PERIOD ENDED MARCH 31, 2004

PART I

ITEM 1. BUSINESS

American Science and Engineering, Inc., a Massachusetts corporation formed in 1958 (together with its subsidiary, the “Company” or “AS&E”), develops, manufactures, markets, sells, provides maintenance and warranty services, as well as research, engineering, and training services with respect to X-ray inspection and other inspection solutions.

The Company’s sophisticated X-ray inspection products are used for critical detection and security applications by seaport and border authorities, federal facilities, military bases, airports and corporations in the United States and around the globe. These security applications include X-ray inspection and screening systems for combating terrorism, drug and weapon smuggling, trade fraud, and illegal immigration.

The Company’s objective is to distinguish itself from its competitors through technical innovations and a superior approach to detection. The Company’s patented Z® Backscatter and Shaped Energy™ technologies detect plastic explosives, plastic weapons, illegal drugs, and other contraband, even when concealed in complex backgrounds by terrorists and smugglers. In addition, AS&E’s new Radioactive Threat Detection (RTD) technology detects dirty bombs and nuclear devices while Z® Backscatter and transmission images are simultaneously produced.

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

High Energy Systems Division  In 1998 the Company established the High Energy Systems division (“HES”). HES, located in Mountain View, California, develops and manufactures linear accelerators for a variety of applications and products, including a proprietary high-energy linear accelerator for the Company’s Shaped Energy technology. The linear accelerators generate high-energy X-rays by accelerating electrons from energy of approximately 20 KeV to energy of several MeV using microwave fields created in an evacuated accelerating structure. The accelerated electrons either strike a heavy metal target to generate high energy X-rays, or are extracted in air to produce a propagating high-energy electron beam for various applications. The applications for HES’s linear accelerators include dense cargo screening, medical, scientific, military, electron beam curing, and non-destructive testing.

Technology

The Company’s product line utilizes a variety of technologies including proprietary Z® Backscatter technology, traditional transmission X-ray, Shaped Energy and the recently introduced Radioactive Threat Detection (RTD).

Z® Backscatter Technology  All of the Company’s X-ray systems utilize AS&E’s patented Z® Backscatter technology. Backscattered X-rays refer to those X-rays that are directed toward an object and are scattered, rather than absorbed by that object. Z® Backscatter captures these scattered X-rays and uses them to create highly readable, photo-like images. A key aspect of Z® Backscatter is that objects that are organic in content (low atomic number or “low Z”), such as drugs, explosives, plastic weapons, or people, scatter X-rays very well. These organic items stand out as bright objects in the Z® Backscatter images, making them easy to identify in even the most complex X-ray backgrounds. As a result, the Z® Backscatter images show these potential threats clearly. When used in combination with transmission X-ray technology, Z® Backscatter adds significant interpretability to a transmission image enabling an inspector to perform a quicker and more thorough examination of the object in question.

Transmission X-ray Technology  Transmission X-rays are used in combination with Z® Backscatter in many of the Company’s products. A standard transmission X-ray image results when X-rays are absorbed rather than scattered as they pass through the object under examination. When transmission X-rays pass through the parcel, container or vehicle being scanned, and are viewed on the transmission monitor, they create a “shadowgram” image, similar to the result of a medical X-ray exam. Shadowgram images are generally high resolution and result from the X-ray beam penetrating through, and being absorbed by, objects of varying densities. With transmission technology, the more objects or clutter in the path of the beam the less differentiation of those objects is achieved.

The best method for X-ray inspection is viewing Z® Backscatter and transmission X-ray images simultaneously, giving inspectors more information about the contents of the parcel or container by differentiating dense objects, such as metal, from low Z materials, such as explosives.

Shaped Energy™ Technology  This patented technology is specifically designed for use in examining densely loaded cargo containers at seaports and border crossings and is available in various fixed or modular system configurations. The Shaped Energy (SE) detection system combines the penetration capability of a high-energy X-ray source (3.8 MeV) with the photo-like quality and material discrimination features of the Company’s Z® Backscatter imaging technology.

An important characteristic of Shaped Energy technology is that it allows for optimal penetration while maintaining one of the smallest footprints and radiation exclusion zones in the industry. Historically, high-energy X-ray systems were constrained by the necessity for large exclusion zones and heavy shielding in order to protect against the hazards of excessive radiation. The Shaped Energy linear accelerator, designed and produced by the Company’s HES division, incorporates an X-ray system design that eliminates the need for cumbersome shielding and exclusion zones.

Radioactive Threat Detection Technology  An AS&E cargo inspection system enhanced with Radioactive Threat Detection (RTD) can be used to find radioactive threats in vehicles and cargo containers. RTD is highly sensitive to both gamma rays and neutrons—typically associated with dirty bomb materials (such as Cesium 137) or fissile material such as weapons grade plutonium. RTD is particularly important in light of the potential terrorist threat of explosives packaged with radioactive material that scatters upon deployment, commonly referred to as “dirty bombs.” AS&E’s RTD technology is unique as the X-ray system can perform radioactive material detection while simultaneously producing Z® Backscatter and transmission X-ray images thereby maintaining optimum throughput.

Products and Systems

The Company’s products can be grouped into four different areas including the CargoSearch™ family, the ParcelSearch™ family, Backscatter-only products, as well as Service and Support. These areas, each with dedicated, accountable leadership that are focused on continued enhancement of their respective products.

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

Z® Backscatter Van (ZBV) is an extremely mobile X-ray screening system built into a commercially available delivery van. It utilizes AS&E’s patented Z® Backscatter X-ray technology to produce photo-like images of the contents of a vehicle or cargo container, highlighting organic materials such as plastic explosives or other anomalies.

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

Service and Support AS&E’s highly skilled Field Service Engineers (FSEs) provide support services and comprehensive technical training on all X-ray inspection systems worldwide. FSEs are located at AS&E offices in Asia, Europe, the Middle East and North America. In addition, Technical Support is provided at headquarters in Billerica. AS&E provides comprehensive, cost-effective spare parts solutions customized for each system.

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

The Company believes that its patents, proprietary technology, know-how, and trademarks provide substantial protection for the Company’s competitive position and the Company intends to aggressively protect its intellectual property assets, by litigation or other means, as appropriate. Nevertheless, there can be no assurances that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technology or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology. Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries. See Item 3: Legal Proceedings below.

Sales and Marketing

The Company’s X-ray products are marketed to private and governmental organizations through a sales force that contacts potential customers and responds to public tenders and other expressions of interest. This sales force includes Company personnel based in the United States and abroad as well as independent representatives under contracts to sell in foreign countries.

Many of the Company’s systems are built for existing customers and the Company maintains an inventory of common parts and sub-assemblies for these systems in order to meet expected customer delivery requirements and spares requirements.

Customers

The Company has a customer list consisting of government and commercial clients from both the U.S. and abroad. Domestically, the Company’s primary client base is comprised of agencies of the U.S. Government. International sales, primarily to foreign governments, accounted for approximately 12%, 15%, and 30% of the Company’s total sales in fiscal 2004, 2003 and 2002, respectively. The international market will continue to remain a high priority for the Company as part of its long-term growth strategy.

During fiscal 2004, approximately 77% of the Company’s sales were derived from either (i) contracting directly with the U.S. Government, or (ii) contracting with contractors working directly with the U.S. Government. A small percentage of the Company’s contracts with the U.S. Government provide the U.S. Government with the standard unilateral right to terminate these contracts for convenience. To date, the Company has not experienced any material losses as the result of this contractual provision. The Company is heavily dependent upon sales to agencies of the U.S. Government and reductions or delays in procurement of the Company’s systems by these agencies may have a material adverse effect on the Company.

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

Competition

The Company has many competitors in the X-ray product market, including several large and well-established manufacturers of security X-ray equipment with financial and other resources greater than those of the Company. Certain X-ray security system customers select such systems based largely on price. Other customers, notably the U.S. Government and users in countries with high levels of concern over security, tend to select systems based largely on performance and detection capability. The Company’s systems offer premium performance and have historically been priced higher than many competing systems. The Company believes that its patented and proprietary technology gives it a strong competitive position in the sale of security systems to customers concerned with performance and detection. The Company also believes that its strategy of concentrating on differentiable products with unique features, including Z® Backscatter and Shaped Energy, and/or competitive pricing will give it a strong position to increase its sales of X-ray systems. However, a number of companies have developed products that compete with the Company’s X-ray inspection products. (See “Forward-Looking Information and Factors Affecting Future Performance”).

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

Regulatory Compliance

The Company complies with applicable Health and Human Services regulations outlined under the “Regulations for the Administration and Enforcement of the Radiation Control for Health and Safety Act of 1968” (21CFR 1020.40), published by the U.S. Department of Health and Human Services. All X-ray products of the Company comply with all applicable U.S. Government regulatory standards.

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

In addition, the Company conducted government-sponsored research primarily focused on technologies for the detection of illicit drugs, explosives, and other security issues. The Company recognized revenues of $444,000, $747,000 and $635,000, in fiscal 2004, 2003, and 2002, respectively for these efforts. A significant amount of the Company’s government sponsored research and development work is obtained via contracts or subcontracts that typically provide for a fixed fee or a reimbursement of allowable costs plus a fixed fee. The Company’s contracts in these areas are obtained by submitting research and development proposals to various organizations, sometimes in response to requests for such proposals. The Company’s contract research ranges from advances in X-ray systems and image analysis to integrated system development for niche security inspection problems.

Personnel

As of March 31, 2004 the Company had 324 employees as compared to 304 employees at the end of the prior year. It is the Company’s policy to have employees sign nondisclosure agreements as a condition of employment. None of the Company’s employees are represented by labor unions.

Sales Backlog

The Company’s firm (under signed contracts) sales backlog was $33,852,000, $38,765,000, and $40,735,000 at March 31, 2004, March 31, 2003 and March 31, 2002, respectively.

A majority of the Company’s contracts with the U.S. Government contain clauses permitting the government to terminate the contract for convenience upon certain terms and conditions, including partial payment to the Company for work performed. The total of such contracts in the backlog was $16,645,000, $17,751,000, and $22,233,000 at March 31, 2004, March 31, 2003 and March 31, 2002, respectively. The reduction is attributable to the high sales volume in the fourth quarter of the current fiscal year and the shipment of certain fixed-site cargo systems during the year. It is estimated that approximately 82% of the 2004 backlog will be filled within the fiscal year ending March 31, 2005.

Financial Information About Foreign and Domestic Operations and Export Sales

Most export sales are made in U.S. dollars, and many are either secured by irrevocable letters of credit or paid in advance. The following chart provides information about the breakdown between domestic and export sales in dollars and percentages of total sales for the indicated fiscal years. With the exception of small amounts of spares inventory and cash accounts maintained at foreign locations (less than 1% of the Company’s assets), all assets are maintained within the United States.

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

ITEM 2. PROPERTIES

The Company’s executive offices are located in Billerica, MA and its research, manufacturing and warehouse facilities are located in Billerica, MA and Mountain View, CA. In Billerica, the Company occupies 118,300 square feet of space in a 160,000 square foot single-story, concrete and brick building owned by an unaffiliated real estate limited partnership. The remaining space is currently unoccupied and is available for lease from the building owner. The Company occupies the space under a long-term lease with a ten-year initial term that commenced March 1, 1995, and an option to extend for an additional ten-year term. In October 1999, the Company leased an additional 56,000 square feet of manufacturing and office space in an office park near the main office. This lease has a term of five years. The Company is currently evaluating the market for potential new real estate locations.

Located in Mountain View, CA, HES leases 24,733 square feet of manufacturing, research and development, test and office space. The initial term of the lease is seven years, with an option to extend for an additional five-year period. The lease commenced on February 1, 2004.

The Company’s facilities are currently utilized on a one-shift basis. The Company can add additional capacity by adding second and third shifts if necessary.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the American Stock Exchange (ticker symbol: ASE). The market price range for the Common Stock for the last two fiscal years follows:

Fiscal Year	Quarter Ended	High	Low

2004	March 31, 2004	$16.90	$10.94
	December 31, 2003	14.10	11.25
	September 30, 2003	11.70	9.05
	June 30, 2003	10.00	7.16
2003	March 31, 2003	$13.23	$6.80
	December 31, 2002	14.25	9.10
	September 30, 2002	15.90	9.05
	June 30, 2002	23.50	13.95

As of June 1, 2004, there were approximately 939 holders of record of the Company’s Common Stock.

No cash dividends have been declared in the two most recent fiscal years and the Company does not contemplate paying any dividends in the immediate future. The Company’s credit facility restricts the payment of dividends (except in shares of the Company’s stock) without the consent of the bank. See “Managements Disclosure and Analysis” describing the dividend limitation.

Equity Compensation Plan Information

The following table provides the information about the Company’s common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of March 31, 2004. The Company has the following stock option plans outstanding as of March 31, 2004: 1984 Stock Option Plan, the 1993, 1994-1995, 1996 and 2003 Stock Option Plans for Non-employee Directors; 1995 Combination Plan; 1997 and 1998 Non-Qualified Option Plan; 1994-95 Stock Option Plan for New Employees, a 1999 Combination Plan, a 2000 Combination Plan, and a 2002 Combination Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of March 31, 2004	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2004 (excluding securities reflected in column(a))

Equity compensation plans approved by security holders:
1984 Stock Option Plan	200	$5.44	—
1993 Plan for New Non-Employee Directors	5,000	$6.38	—
1995 Combination Plan	145,866	$10.29	66
1999 Combination Plan	220,400	$10.71	4,234
2000 Combination Plan	166,767	$10.10	83,767
2002 Combination Plan	490,135	$10.86	230,565
2003 Stock Plan for Non-Employee Directors	42,500	$11.58	104,980
Equity compensation plans not approved by security holders:
1994-1995 Plan for New Employees	22,000	$7.25	—
1994-1995 Plan for Non-Employee Directors	28,000	$5.87	—
1996 Plan for Non-Employee Directors	119,000	$10.52	102,833
1997 Non-Qualified Option Plan	95,700	$10.74	25,917
1998 Non-Qualified Option Plan	145,073	$12.32	34,483
Total	1,480,641	$10.66	586,845

In addition, the Company has a common stock installment purchase plan under which the Board of Directors may grant key personnel the right to purchase shares of the Company’s common stock at fair market value and to pay the purchase price in twelve equal monthly installments. As of March 31, 2004, no shares have been reserved or granted under this plan.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

Fiscal Year	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share amounts)

Net sales and contract revenues	$76,342	$61,958	$65,396	$67,374	$60,896
Net income (loss)	1,911	(7,951)	(4,512)	660	1,459
Income (loss) per share—diluted	0.26	(1.20)	(0.87)	0.13	0.29
Total assets	55,803	47,316	50,241	44,310	38,205
Obligations under capital leases	—	—	—	—	16
Stockholders’ equity	38,433	32,358	23,129	22,634	21,375

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K/A. The following discussion contains forward-looking statements and should also be read in conjunction with “Forward Looking Information and Factors Affecting Future Performance” beginning on page 17.

2004 Compared to 2003

Overview

American Science and Engineering, Inc. develops and manufactures state-of-the-art X-ray inspection systems for homeland security and other critical defense applications. AS&E continues to innovate, create and develop new products by investing in new ideas through research and development, and evolving its technology to meet the needs of an ever-changing world. The Company’s primary technologies are as follows: Z® Backscatter technology which is used to detect plastic explosives, illegal drugs, and other contraband even when artfully concealed in complex backgrounds by terrorists and smugglers; Shaped Energy X-ray inspection systems which combine the material discrimination features of Z® Backscatter with the penetration capability of high-energy X-rays for dense cargos; and the manufacture of linear accelerators for a variety of applications including medical, scientific, security, electron beam curing and non-destructive testing.

In recent years, the Company has focused on right-sizing its organization in response to the changes in the global economy and the demands of the security markets that have changed dramatically since September 11, 2001. In addition to adjusting its production capacities, the Company has also focused on the recruitment of a senior management team that could continue to enhance the Company’s operating results, as well as its position in the market place. The establishment of this team was completed in the current fiscal year. In addition, the Company has expanded the internal and external sales forces, including the addition of the VP of Worldwide Marketing and Sales on the senior management team previously noted, in order to maximize potential benefits from global opportunities.

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

 Results of Operations  Net sales and contract revenues increased by $14,384,000 or 23% in fiscal 2004 compared to fiscal 2003. The increase in revenues was due primarily to an increase of approximately $14,050,000 to $38,841,000 in sales of CargoSearch systems. This increase is primarily attributable to the sale of nine more MobileSearch systems in fiscal 2004 than in fiscal 2003, the sale of the Company’s first four ZBV’s offset by the completion of significant fixed-site systems in the current year that had been ongoing in fiscal 2003. In contrast, ParcelSearch sales decreased by $4,876,000 to $15,959,000 primarily due to the continuation of the lower revenues experienced in the third and fourth quarter of fiscal 2003 as compared to the higher levels experienced in the first and second quarter of fiscal 2003 which were attributable to the increased demand experienced following September 11th. Aftermarket field services revenues increased by 53% to $13,894,000 as compared to $9,064,000 in fiscal 2003 primarily due to new post-warranty service contracts on installed machines. The Company recorded $444,000 in contract research and development revenues in fiscal 2004 as compared to $747,000 in fiscal 2003. The Company’s HES division increased revenues by $3,588,000 to $7,203,000 in fiscal 2004 as compared to $3,615,000 in fiscal 2003 primarily due to increased demand from its major customer as well as orders received from new customers. The geographical mix of revenues in fiscal 2004 remained fairly constant at 88% domestic revenues as compared to 85% domestic revenues in fiscal 2003. In fiscal year 2004, the Company had sales to two major customers which accounted for 19% and 15%, respectively, of total sales. In fiscal year 2003, the Company had sales to one major customer, which accounted for 17% of total sales.

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

Selling, general and administrative expenses of $11,648,000 were $761,000 less than the previous year and represented 15% of revenues in fiscal 2004 as compared to 20% in fiscal 2003. This reduction from the prior year relates to lower consulting costs and reduced expanded demonstration expenditures. In fiscal 2003, the Company had an expanded demonstration tour with a MobileSearch system that was not repeated in the current year. These decreases were offset somewhat by the addition of sales and marketing personnel in the current year as well as the severance and other costs incurred related to the termination of the Company’s Chief Executive Officer.

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

Other income (expense) was $931,000 in expense in fiscal 2004 as compared to $2,384,000 in income in fiscal 2003. In May of 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. Proceeds from this offering were used in part to pay off the Company’s line of credit resulting in a decrease in interest expense of $390,000 in fiscal 2003. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. These warrants include certain conversion features that require a “mark to market” adjustment that resulted in an expense of $1,273,000 in fiscal 2004 and income of $2,298,000 in fiscal 2003.

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

2003 Compared to 2002

Overview

Results of Operations  Net sales and contract revenues decreased by $3,438,000 or 5% in fiscal year 2003 as compared to fiscal 2002. The decrease in revenues was due primarily to a decrease of approximately $13,170,000 to $24,791,000 in sales of CargoSearch systems and upgrades, as numerous projects ongoing in fiscal 2002 were completed in the current year and new engagements experienced significant delays as government agencies (both U.S. and foreign) worked to determine the best solution for security in the post-September 11th environment. In addition, a significant project to install a CargoSearch system in the Middle East was halted during the Iraqi conflict resulting in lower than anticipated fourth quarter revenues. In contrast, ParcelSearch sales increased by $6,306,000 to $20,835,000 due to an immediate increase in demand following September 11th that resulted in higher ParcelSearch system sales in the third and fourth quarters of fiscal 2002 and continuing through the second quarter of fiscal 2003. The third and fourth quarters of fiscal 2003 showed slightly lower ParcelSearch revenues but still remain higher than the average pre-September 11th levels. The sale of aftermarket parts remained relatively consistent year over year at approximately $3.0 million. Aftermarket field services revenues increased by 42% to $9,064,000 as compared to $6,387,000 in fiscal 2002 as a result of new post-warranty service contracts on installed machines. Service revenues had previously been less than 10% of total revenues and were not separately disclosed; however, due to the increase in the current year are now reflected separately on the Company’s statement of operations. The Company earned $747,000 in contract research and engineering revenues in fiscal 2003 as compared to $635,000 in fiscal 2002. The Company’s HES division increased revenues to external customers by $711,000 to $3,615,000 in fiscal 2003 as compared to $2,904,000 in fiscal 2002. There was a shift in the geographical mix of revenues in fiscal 2003 as domestic revenues increased from 70% of total revenues in fiscal 2002 to 85% of total revenues in fiscal 2003. This increase is due primarily to the domestic focus on homeland defense and security in the wake of the terrorist events of September 11th. One customer, an agency of the U.S. Government, accounted for 17% of revenues during fiscal 2003.

Cost of sales and contracts of $51,009,000 in fiscal 2003 increased by $1,652,000 or 3% from the previous year. Cost of sales and contracts represented 82% of revenues during fiscal 2003, compared to 75% in fiscal 2002. This percentage increase in the cost of sales was due primarily to $3,400,000 in provisions for inventory obsolescence recorded in fiscal 2003 and, to a lesser extent, excess manufacturing capacity as a result of the sharp decline in CargoSearch sales. The Company, in response to the events of September 11th and the anticipated increase in demand for security systems, had committed to significant volume purchases of raw materials in late fiscal 2002 and increased production of CargoSearch and ParcelSearch systems. The result was a significant increase in inventory levels at the end of fiscal 2002. The events of September 11th raised considerable interest in the Company’s products and in the first quarter of fiscal 2003 the Company signed a three-year $500 million blanket purchase agreement with the U.S. Department of Defense. This level of interest continued into the second quarter of fiscal 2003 as the first orders for three MobileSearch trucks under the blanket purchase agreement were received as well as contracts for two Shaped Energy CargoSearch systems. Despite these facts, however, the level and product mix of orders the Company was projecting in late fiscal 2002 did not materialize to the levels anticipated. In the third quarter of fiscal 2003 the Company experienced a sharp decline in order levels that continued through the fourth quarter and significantly impacted the fourth quarter revenues. The Company continued to complete a certain number of systems, which were in progress despite the lack of related orders, resulting in an increase in finished goods inventory at the end of fiscal 2003. As a result of these continued order delays and in conjunction with its 2004 budgetary process in the fourth quarter of fiscal 2003, the Company reassessed its expected inventory usage and required reserve levels. Based upon this analysis, the Company provided a provision for inventory valued above the lower of its cost or market value or not expected to be utilized within a reasonable period of time.

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

Other income (expenses) was $2,384,000 in income in fiscal 2003 as compared to $662,000 in expense in fiscal 2002. In May of 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. Proceeds from this offering were used in part to pay off the Company’s line of credit resulting in a decrease in interest expense of $390,000 during the year. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. These warrants included certain conversion features that require “mark to market” adjustment that resulted in a credit to other income in the year of $2.3 million.

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

The credit facilities bear an interest rate of the greater of 4.25% or the Silicon Valley Bank prime rate (4.0% at March 31, 2004) and have an expiration date of November 30, 2004. The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, the disposition or encumbrances of assets, and require the maintenance of certain financial covenants. As of March 31, 2004, the Company was in compliance with these covenants. The Company has begun the process of renewing these credit facilities with Silicon Valley Bank, but there can be no assurance that Silicon Valley Bank will renew the credit agreements or that alternative financing can be obtained. Management believes the Company’s working capital requirements through March 31, 2005 can be met without the line of credit.

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

The Company leases various office and manufacturing facilities under noncancelable operating leases. Future minimum rental payments under the Company’s operating leases, excluding real estate taxes, insurance and operating costs paid by the Company required over the initial terms of the leases are as follows:

Year Ending March 31,	(in thousands)

2005	$1,065
2006	316
2007	319
2008	346
2009	376
$2,422

Historically, the Company has funded its operations and capital expenditures with cash generated by operations, including deposits from customers on long-term projects, or from lines of credit available to the Company. The Company currently has no debt outstanding and believes that its cash flows from operations and cash on hand are sufficient to meet the current and foreseeable operating requirements of the Company’s business.

Inflation  The Company does not believe that inflation has had a material effect on its results of operation. There can be no assurance, however, that the Company’ s business will not be affected by inflation in the future.

Purchase Commitments  In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. At March 31, 2004, the Company had $7,689,000 of open purchase orders which are expected to be fulfilled within the next twelve to eighteen months. Certain single source vendors or vendors producing custom material require significant lead times from order to delivery of their material. Should the demand for the Company’s products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges, related to these commitments, that could be material to the Company’s results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

Critical Accounting Policies

The Company considers certain accounting policies related to revenue recognition, inventories and the related allowance for obsolete and excess inventory, warrant liability, and income taxes to be critical policies due to the estimation processes involved in each.

Revenue Recognition  The Company derives a portion of its revenue from fixed-price contracts, which require the accurate estimation of the cost, and scope of each contract. The fixed-site CargoSearch systems are sold under fixed-price arrangements. Revenue is recognized using percentage of completion accounting, generally using a total cost method to measure the percent complete with revisions to estimates reflected in the period in which changes become known. If the Company does not accurately estimate the resources required or the costs to be incurred under the contracts, then future margins may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting reductions in margins or contract losses could be material to the Company’s results of operations.

The Company recognizes certain CargoSearch system sales and other product revenue, primarily ParcelSearch systems and spare parts, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), modified by Emerging Issues Task Force (“EITF”) No. 00-21 and SAB No. 104 which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. In those instances where the Company enters into agreements involving multiple revenue elements, the agreement is divided into separate elements of accounting, the arrangement consideration is allocated to these elements based on fair value, and revenue recognition is considered separately for each individual element. The Company recognizes field service revenues as services are performed and generally recognizes revenues under maintenance contracts on a straight-line basis over the contract period. Revenues received in advance of services being rendered are deferred until such services have been provided.

The Company’s products are generally covered by a warranty for a one-year period. The Company accrues a warranty reserve for estimated costs to provide warranty services. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased gross profit.

Inventories and Related Allowance for Obsolete and Excess Inventory  Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost or net realizable value. Excessive manufacturing overhead costs attributable to idle facilities or abnormal production volumes are excluded from inventory and recorded as an expense in the period incurred. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand over the next twelve to eighteen months. As demonstrated during 2002 and 2003, demand for products can fluctuate significantly. A significant increase in the demand for the Company’s products could result in a short-term increase in inventory balances while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory were determined to be overvalued, the Company would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

Warrant Liability  In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock. These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company and as such the Company recorded the fair value of these warrants as a long-term liability on the balance sheet. The fair value of these warrants is adjusted each period with the resulting gain or loss recorded as other income (expense) in the statement of operations. The Black-Scholes method is used to value the warrants and the calculation requires the use of estimates for stock price volatility and interest rates. The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock, changes in interest rates or changes in the volatility of the Company’s stock price.

Income Taxes  The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance against any net deferred tax assets if it is more likely than not that they will not be realized.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Throughout 2003, the FASB released numerous proposed and final FSPs regarding FIN 46, which both clarified and modified FIN 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which will replace FIN 46 upon its effective date. The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

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

The Company’s reliance on a small number of customers for a large portion of its revenues could harm its business and prospects.

The Company’s business is heavily dependent on sales to a small number of customers, which include agencies of the United States government. During fiscal 2004, four customers accounted for 51% of the Company’s total revenues. During fiscal 2003, four customers accounted for 38% of the Company’s total revenues and during fiscal 2002, five customers accounted for 62% of the Company’s total revenues. During fiscal 2004 and 2003, the Company’s largest customer, an agency of the U.S. government, accounted for approximately 19% and 17% of total revenues, respectively. In general, the Company’s government contracts may be terminated at the government’s discretion. The termination of the Company’s relationship with one or more of its significant customers or the reduction or delay of orders of its systems by these customers would substantially reduce the Company’s revenues and its business and prospects may be harmed.

The Company conducts its business worldwide, which exposes it to a number of difficulties in coordinating its international activities and dealing with multiple regulatory environments.

The Company’s international business, including sales to foreign governments, accounted for approximately 12%, 15% and 30% of its net revenues for the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002, respectively. Although fiscal 2004 revenues reflect a domestic focus, the Company anticipates that international sales will account for a significant percentage of its revenues in the future. As a result of the Company’s worldwide business operations, it is subject to various risks, including:

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

•                                          currency exchange rate fluctuations; and

•                                          tariff regulations.

Although the Company’s international sales have been denominated primarily in U.S. dollars, changes in currency exchange rates that increase the relative value of the U.S. dollar may make it more difficult for the Company to compete with foreign manufacturers on price or otherwise have a material adverse effect on its sales and operating results.

The Homeland Security focus has increased financial expectations that may not materialize.

Following the September 11, 2001 terrorist attacks, the United States government made it a national priority with the creation of the Department of Homeland Security and other initiatives to increase security in airports, high-threat federal facilities, U.S. military bases, and seaports and borders. The efforts of the United States government to revamp security in the United States have resulted in increased interest in the Company’s X-ray inspection products. However, the Company has not at all times experienced an increased level of demand for its products to the extent such demand might have been anticipated. This phenomenon occurred during 2002 and 2003 and may continue to occur again in the future. The Company is uncertain what solutions ultimately will be adopted and implemented by the United States government and other international entities to combat terrorism and whether the Company’s products will be a part of the solution. Even if the Company’s products are considered as part of the security solution, it is unclear what level the Company will be involved and how quickly funding to purchase its products may be made available. The Company may incur non-recoverable expenditures in anticipation of future demand for its products that may not materialize. All of these factors may adversely impact the Company’s operations and create unpredictability in its revenues and operating results.

The Company’s lengthy sales cycle requires it to incur significant expenses with no assurance that it will generate revenue or recover such expenses.

A substantial portion of the Company’s sales depends upon the decision of governmental agencies to upgrade or expand security at border crossing inspection sites, existing airports, seaports and other facilities. Accordingly, a portion of the Company’s product sales is subject to delays associated with the lengthy approval processes that often accompany such capital expenditures. During these approval periods, the Company expends significant financial and managerial resources in anticipation of future orders that may not occur. If the Company fails to receive an order after expending these resources, it may be unable to generate sufficient revenue to recover the costs incurred and its business and prospects may be harmed.

The Company’s business is dependent upon governmental policies and appropriations.

The Company’s largest customers are government agencies and demand for its products is dependent upon national priorities and governmental initiatives. These priorities and initiatives are subject to change from time to time in response to the economic and political environment. The Company is also exposed to the United States budget approval and appropriation cycle, which may be subject to significant and unpredictable delays. If demand for the Company’s products is reduced because of a change in economic or political conditions or if there are delays in receiving governmental approvals and appropriations, sales of the Company’s products may be adversely affected and its business and prospects may be harmed.

Changes in governmental regulations may reduce demand for the Company’s products or increase its expenses.

The Company competes in markets in which the Company or its customers must comply with federal, state, local and foreign regulations, such as health and safety regulations. The Company develops, configures and markets its products to meet its customers’ needs created by these regulations. Any significant change in these regulations could reduce demand for the Company’s products or increase its costs to comply with new regulations, both of which may adversely affect its operating results.

The Company’s reliance on only a limited number of suppliers for some key components for its products could harm its business and prospects.

The Company relies on only a limited number of suppliers for some key components for its products. The Company’s reliance on limited supply sources reduces its control over timely delivery, price increases, reliability, and quality of critical components. Obtaining alternative sources of supply of these key components could involve significant delays and other costs, and may not be available to the Company on reasonable terms, if at all. If the Company changes any of its suppliers, the potential new supplier would be required to go through a qualification process, creating potential delays or reductions in product shipments. The failure of any supplier to provide quality and timely components at an acceptable price, or an interruption of supplies from such a supplier could result in lost or deferred sales, which would harm the Company’s business and prospects.

Fluctuations in the Company’s quarterly operating results may cause its stock price to fluctuate.

Given the nature of the markets in which the Company participates, it cannot reliably predict future revenue and profitability. A high proportion of the Company’s costs are fixed, due in part to its significant sales, research and development, and manufacturing costs. As a result of its fixed costs, small declines in revenue could disproportionately affect the Company’s operating results and stock price in a quarter. Factors that may affect the Company’s quarterly operating results and the market price of its Common Stock include:

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

•                                          the Company’s competitors’ announcement or introduction of new products, services or technological innovations;

•                                          variations in the Company’s product mix;

•                                          the timing and amount of the Company’s expenditures in anticipation of future sales;

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

If the Company’s X-ray inspection systems fail to detect the presence of bombs, explosives, weapons, contraband or other threats to personal safety, the Company could be subject to product liability claims and negative publicity, which could result in increased costs, reduced sales, and a decline in the market price of the Company’s common stock. There are many factors beyond the Company’s control that could result in the failure of its products to detect the presence of bombs, explosives, weapons, contraband or other threats to personal safety. Examples of these factors include operator error or misuse of or malfunction of its equipment. The failure of the Company’s systems to detect the presence of these dangerous materials may lead to personal injury, loss of life, and extensive property damage and resulting claims against the Company.

The Company’s insurance may be insufficient to protect it from product liability claims.

The Company’s product liability and umbrella liability insurance may be insufficient to protect it from product liability claims. Moreover, there is a risk that product liability insurance will not continue to be available to the Company at a reasonable cost, if at all. If liability claims exceed the Company’s current or available insurance coverage, its business and prospects may be harmed. Regardless of the adequacy of the Company’s product liability insurance protection, any significant claim may have an adverse affect on its industry and market reputation, leading to a substantial decrease in demand for its products and reduced revenues.

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

The Company’s success depends on new product development.

The Company’s continuing research and development program is designed to develop new products and to enhance and improve its current products. The Company plans to expend significant resources on the development of its new products. The successful development of its products and product enhancements is subject to numerous risks, both known and unknown, including:

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

Given the uncertainties inherent with product development and introduction of X-ray inspection systems, the Company cannot assure that its product development efforts will be successful on a timely basis or within budget, if at all. The Company’s failure to develop new products and product enhancements on a timely basis or within budget would harm its business and prospects.

The Company’s success depends upon its ability to adapt to rapid changes in technology and customer requirements.

The market for the Company’s products has been characterized by rapid technological changes, frequent product introductions and evolving industry standards and customer requirements. The Company believes that these trends will continue into the foreseeable future. The Company’s success will depend, in part, upon its ability to enhance its existing products, successfully develop new products that meet changing customer and regulatory requirements and gain market acceptance. If the Company fails to do so, its products may be rendered obsolete or uncompetitive by new industry standards or changing technology, in which case its revenue and operating results would suffer. In developing any new product, the Company may be required to make a substantial investment before it can determine the commercial viability of the new product. If the Company fails to accurately foresee its customers’ needs and future activities, it may invest heavily in research and development of products that do not lead to significant revenue.

The Company may not be able to compete successfully.

A number of companies have developed products that compete with the Company’s X-ray inspection products. Many of the Company’s competitors are larger and have greater financial resources than it does. Some of its competitors have more extensive research, marketing and manufacturing capabilities and greater technical and personnel resources than the Company does, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. The Company’s failure to compete successfully could decrease demand for its products or make its products obsolete.

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

The Company’s business could be harmed if it is unable to protect its intellectual property.

The Company relies primarily on a combination of trade secrets, patents, copyrights, trademarks, licensing arrangements and confidentiality procedures to protect its technology. Despite its precautions, the steps the Company has taken to protect its technology may be inadequate. Existing trade secret, patent, trademark and copyright laws offer only limited protection. The Company’s patents could be invalidated or circumvented. The laws of some foreign countries in which the Company’s products are or may be developed, manufactured or sold may not protect its products or intellectual property rights to the same extent, as do the laws of the United States. This may make the possibility of piracy of the Company’s technology and products more likely. The Company cannot assure that the steps it has taken to protect its intellectual property will be adequate to prevent misappropriation of its technology. The Company’s business could be harmed if it is unable to protect its intellectual property.

The Company’s business may be materially and adversely affected by infringement claims initiated by the Company or its competitors.

Initiating or defending against the enforcement of the Company’s intellectual property rights may result in significant, protracted, and costly litigation. The Company has previously been involved in various litigation involving its intellectual property and has been successful in protecting such interests to date. However, the Company is currently involved in civil litigation filed by a competitor seeking a declaratory judgment that the competitor’s product did not infringe upon certain of the Company’s patents. The Company expects intellectual property disputes to be an ordinary part of its business for the foreseeable future. The Company may initiate claims or litigation against third parties for infringement of its intellectual property rights, or to establish the validity of its property rights. There can be no assurance that the Company will prevail in any such action. Litigation by or against the Company could result in significant expense to it and divert the efforts of technical and management personnel, whether or not such litigation results in a favorable outcome for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes, or obtain licenses for the infringing technology. If a license were required, the Company cannot assure that it would be able to obtain one on commercially reasonable terms, if at all. The Company cannot assure that it will be successful in developing non-infringing technology or that the cost or time required to develop such technology will be reasonable.

The Company’s success depends on its ability to attract and retain qualified management professionals.

During the fiscal year 2004, the CEO and certain other members of our senior management team left the Company. The Company subsequently recruited what it believes to be a highly qualified team of executives to join the Company. The Company’s future success will continue to depend in large measure upon the continued contributions of its senior management team and other key personnel. If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

Future sales of the Company’s common stock by existing stockholders could depress the market price of the Company’s common stock.

Substantially all of the Company’s outstanding shares of common stock are freely tradable without restriction or further registration. Affiliates must sell all shares they own in compliance with the volume and other requirements of Rule 144, except for the holding period requirements. Nevertheless, sales of substantial amounts of common stock by the Company’s stockholders, or even the potential for such sales, may cause the market price of the Company’s common stock to decline and could impair the Company’s ability to raise capital through the sale of the Company’s equity securities.

Existing external financing may not be available in the future.

The Company may require additional capital to finance continuing operations. The Company cannot assure that operations will continue to be profitable, that it will generate levels of revenues and cash flows sufficient to fund operations, or, if necessary, that the Company will be able to obtain additional financing on satisfactory terms, if at all. Any existing financing arrangements may not be available or sufficient to meet the Company’s cash needs or may not be available in the future, or, if available, at a cost that the Company believes is reasonable.

The volatility of the Company’s stock price could adversely affect an investment in the Company’s common stock.

The market price of the Company’s common stock has been, and may continue to be, highly volatile. The Company believes that a variety of factors could cause the price of the Company’s common stock to fluctuate, perhaps substantially, including:

•                                          announcements of developments related to the Company’s business;

•                                          quarterly fluctuations in the Company’s actual or anticipated operating results and order levels;

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

•                                          developments in patents or other intellectual property rights and litigation; and

•                                          developments in the Company’s relationships with its customers and suppliers.

In addition, in recent years the stock market in general and the markets for shares of small capitalization and “high-tech” companies in particular, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of the Company’s common stock.

Provisions in the Company’s articles of organization and the Company’s shareholder rights plan may have the effect of discouraging advantageous offers for the Company’s business or common stock and limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

Provisions in the Company’s articles of organization and the Company’s shareholder rights plan may have the effect of discouraging or preventing a change in control. These provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s common stock. Specifically, the Company’s articles of organization authorize its Board of Directors to issue up to 100,000 shares of preferred stock in one or more series, to fix certain rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock, to fix the number of shares constituting any such series, and to fix the designation of any such series, without further vote or action by its shareholders. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of common stock and thereby reduce the value of the Company’s common stock. The Company has no present plans to issue shares of preferred stock. The Company has in place a shareholder rights plan, adopted in 1998, under which its stockholders are entitled to purchase shares of its preferred stock under certain circumstances. These circumstances include the purchase of 15% or more of the outstanding shares of common stock by a person or group, or the announcement of a tender or exchange offer to acquire 15% or more of the outstanding common stock. The shareholder rights plan may have the effect of impeding or preventing certain types of transactions involving a change in control of the Company that could be beneficial to the stockholders.

Inability to obtain former auditor’s, Arthur Andersen LLP, consent may limit stockholder’s right of recovery under Section 11(a)(4) of the Securities Act of 1933.

Prior to July 18, 2002, Arthur Andersen LLP served as the Company’s independent auditors. On March 14, 2002 Arthur Andersen was indicted on federal obstruction of justice charges arising from the government’s investigation of Enron Corporation and on June 15, 2002 Arthur Andersen was found guilty. Arthur Andersen informed the SEC that it would cease practicing before the SEC by August 31, 2002, unless the SEC determined that another date was appropriate. On July 18, 2002, the Company dismissed Arthur Andersen and retained PricewaterhouseCoopers as its independent auditors for its fiscal year ended March 31, 2004 and March 31, 2003. SEC rules require the Company to present historical audited financial statements in various SEC filings, such as registration statements, along with Arthur Andersen’s consent to the Company’s inclusion of Arthur Andersen’s audit report in those filings. Since the cessation of Arthur Andersen’s practice, the Company has not be able to obtain the consent of Arthur Andersen, to the inclusion of Arthur Andersen’s audit report in the Company’s relevant current and future filings. The SEC recently has provided regulatory relief designed to allow companies that file reports with the SEC to dispense with the requirement to file a consent of Arthur Andersen in certain circumstances, but purchasers of securities sold under the Company’s registration statements, which were not filed with the consent of Arthur Andersen to the inclusion of Arthur Andersen’s audit report will not be able to sue Arthur Andersen pursuant to Section 11(a)(4) of the Securities Act of 1933 and therefore the purchasers’ right of recovery under that section may be limited as a result of the lack of the Company’s ability to obtain Arthur Andersen’s consent.

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

In Fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock. These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company and as such a liability equal to Black-Scholes value of the warrants is recorded on the balance sheet. Changes in the fair value of the warrants are recorded as other income (expense). The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock. A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $340,000 positive or negative, impact on earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information listed in the Index to Consolidated Financial Statements and Schedule on page 26 are filed as part of this Annual Report on Form 10-K/A and are incorporated into this Item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

a)  Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”).  Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)  Changes in internal controls

There have been no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2004.

PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES AND EXHIBITS, AND REPORTS ON FORM 8-K

Financial Statement Schedules and Exhibits

The financial statements and schedule listed in the Index to Consolidated Financial Statements and Schedule on page 29 are filed as part of this report, and such Index is incorporated in this Item by reference.

The exhibits listed in the Exhibit Index on page 47 are filed as part of this report, and such Index is incorporated in this Item by reference.

Reports on Form 8-K

The Company filed a current report on Form 8-K on January 22, 2004, containing one exhibit: the press release issued by the Company on January 22, 2004 reporting its earnings for the third quarter.

AMERICAN SCIENCE AND ENGINEERING, INC., AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

(Submitted in answer to Item 8 and Item 15 of Form 10-K/A, Securities and Exchange Commission)

CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets—March 31, 2004 and 2003
Consolidated Statements of Operations For the Years Ended March 31, 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity For the Years Ended March 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows For the Years Ended March 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements
CONSOLIDATED SUPPLEMENTARY FINANCIAL INFORMATION
Unaudited quarterly consolidated financial data for the years ended March 31, 2004 and 2003
FINANCIAL STATEMENT SCHEDULE
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts and Reserves for the years ended March 31, 2004, 2003, and 2002

Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of American Science and Engineering, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of American Science and Engineering, Inc. and its subsidiary at March 31, 2004 and March 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended March 31, 2002 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated May 31, 2002.

/s/ PricewaterhouseCoopers LLP

Boston, MA
May 19, 2004

THIS REPORT IS A CONFORMED COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2002 AND HAS NOT BEEN REISSUED BY THAT FIRM.

Report of Independent Public Accountants

To American Science and Engineering, Inc.:

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. (a Massachusetts corporation) and subsidiaries as of March 31, 2002 and March 31, 2001 and the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP

Boston, Massachusetts
May 31, 2002

American Science and Engineering, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2004 and 2003
(Amounts in thousands, except share and per share amounts)

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$18,232	$5,585
Restricted cash and investments	585	1,895
Short-term investments	1,845	4,538
Accounts receivable, net of allowances of $250 in 2004 and $246 in 2003	14,771	10,499
Unbilled costs and fees, net of allowances of $394 in 2004 and $437 in 2003	4,468	4,343
Inventories	11,390	15,748
Prepaid expenses and other current assets	1,890	822
Total current assets	53,181	43,430
Equipment and leasehold improvements, net	2,585	3,714
Other assets, net	37	172
Total assets	$55,803	$47,316

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable	$3,690	$5,327
Accrued salaries and benefits	1,954	1,476
Accrued warranty costs	699	535
Deferred revenue	2,020	1,928
Customer deposits	4,419	2,747
Other current liabilities	1,875	1,221
Total current liabilities	14,657	13,234
Warrant liability	2,093	820
Other long term liabilities	620	904
Total liabilities	17,370	14,958
Commitments and contingencies (Notes 2 and 8)
Stockholders’ equity:
Preferred stock, no par value Authorized—100,000 shares Issued—None	—	—
Common stock, $0.66 2/3 par value Authorized—20,000,000 shares Issued and outstanding 7,415,660 shares in 2004 and 6,871,729 shares in 2003	4,943	4,581
Capital in excess of par value	42,683	38,780
Cumulative translation adjustment	14	—
Unearned compensation	(115)	—
Accumulated deficit	(9,092)	(11,003)
Total stockholders’ equity	38,433	32,358
Total liabilities and stockholders’ equity	$55,803	$47,316

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

American Science and Engineering, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Years Ended March 31, 2004, 2003, and 2002
(Amounts in thousands, except share amounts)

	Common Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Cumulative Translation Adjustment	Note Receivable Officer and Unearned Compensation	Total	Comprehensive Income

Balance, March 31, 2001	5,012,752	$3,342	$18,472	$1,460	$—	$(640)	$22,634
Net loss	—	—	—	(4,512)	—	—	(4,512)
Exercise of stock options	484,116	323	3,491	—	—	—	3,814
Repayment of officer note	—	—	—	—	—	640	640
Issuance of stock	52,610	34	519	—	—	—	553
Balance, March 31, 2002	5,549,478	3,699	22,482	(3,052)	—	—	23,129
Net loss	—	—	—	(7,951)	—	—	(7,951)
Private placement issuance of stock	1,115,000	743	14,553	—	—	—	15,296
Exercise of stock options	175,347	117	1,355	—	—	—	1,472
Issuance of stock	31,904	22	390	—	—	—	412
Balance, March 31, 2003	6,871,729	4,581	38,780	(11,003)	—	—	32,358
Net income	—	—	—	1,911	—	—	1,911	$1,911
Exercise of stock options	477,619	318	3,220	—	—	—	3,538	—
Issuance of stock under employee and board compensation plans	53,312	35	537	—	—	—	572	—
Issuance of restricted stock	13,000	9	146	—	—	(155)	—	—
Translation adjustment	—	—	—	—	14	—	14	14
Amortization of unearned compensation	—	—	—	—	—	40	40	—
Balance, March 31, 2004	7,415,660	$4,943	$42,683	$(9,092)	$14	$(115)	$38,433	$1,925

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

American Science and Engineering, Inc. and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2004

1.             Nature of Operations and Summary of Significant Accounting Policies

American Science and Engineering, Inc. (the “Company”) is engaged in the development and manufacture of sophisticated X-ray inspection systems for critical detection and security screening solutions for sale primarily to U.S. and foreign government agencies.

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

Restricted Cash and Investments:  The Company’s Export and Security Agreements with HSBC Bank USA and Silicon Valley Bank require certain cash and investment balances to be restricted as collateral against outstanding standby letters of credit. The restricted cash amounts with Silicon Valley Bank are in the form of certificates of deposits that mature beyond 90 days.

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

Patents and Other Intangibles:  Patents and other intangible assets are being amortized using the straight-line method over the legal lives of the patents, not to exceed 17 years. The Company’s inability to protect its intellectual property could have a significant impact on its results of operations. Claims against others for patent infringement are not recorded until realized.

Revenue Recognition:  The Company recognizes certain CargoSearch system sales and other product revenue, primarily ParcelSearch systems and spare parts, in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), modified by Emerging Issues Task Force (“EITF”) No. 00-21 and SAB No. 104 which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Revenues on cost reimbursable and long-term fixed price contracts are generally recorded as costs are incurred using the percentage of completion method. These contracts are for custom-built systems or contract engineering projects and the length of these contracts typically range from 9 to 24 months from order to delivery and acceptance. Percentages-of-completion are determined by relating the actual costs of work performed to date for each contract to its estimated final costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known.

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

The Company recognizes sales for its systems that are produced in a standard manufacturing operation and have shorter order to deliver cycles at the time of shipment of the system to the customer and when other revenue recognition criteria is met. The costs of installation at the customer’s site are accrued at the time of shipment. Management believes the customer’s post-delivery acceptance provisions and installation are perfunctory and inconsequential. The Company has never failed to successfully complete a system installation. Installation is non-complex and does not require specialized skills and the related costs are predictable and insignificant to the total purchase price. The Company has demonstrated a history of customer acceptance subsequent to shipment and installation of these systems.

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

Impairment of Long-Lived Assets:  Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. Impairment is assessed by comparing the estimated undiscounted cash flows over the asset’s remaining life to the carrying amount of the asset. If the estimated cash flows are insufficient to recover the investment an impairment loss is recognized based on the fair value of the asset less any costs of disposal.

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

Fair Value of Financial Instruments:  The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, unbilled costs and fees, accounts payable, debt and letters of credit. The carrying amounts of these instruments approximate fair value.

Comprehensive Income Policy:  Comprehensive income encompasses all changes in stockholder’s equity (except those arising from transactions with owners) and includes net income, net unrealized gains or losses on available for sale securities and foreign currency translation adjustments. For the fiscal year ended 2004 comprehensive income includes net income and the cumulative translation adjustment of $14,000. The Company’s comprehensive net loss is equal to the Company’s net loss for fiscal 2003 and 2002.

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

Income Taxes:  The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance against any net deferred tax assets if it is more likely than not that they will not be realized.

Pro Forma Stock-Based Compensation Expense:  As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based compensation plans. Had compensation cost for awards in 2004, 2003 and 2002 under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company’s net income (loss) and income (loss) per share would have been as follows:

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

New Accounting Pronouncements:  In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. Throughout 2003, the FASB released numerous proposed and final FSPs regarding FIN 46, which both clarified and modified FIN 46’s provisions. On December 24, 2003, the FASB issued revised Interpretation No. 46 (FIN 46-R) which will replace FIN 46 upon its effective date. The application of FIN 46 to VIEs created after February 1, 2003, did not result in any entities requiring consolidation that would not already have required consolidation under the voting equity interest model. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

2.             Lease Agreements

The Company leases various office and manufacturing facilities under non-cancelable operating leases. The Company incurred $1,115,000, $1,116,000, and $1,062,000 of rent expense in 2004, 2003, and 2002 respectively. The security deposits on these leases amount to $163,000.

Future minimum rental payments under the Company’s operating leases, excluding real estate taxes, insurance and operating costs paid by the Company required over the initial terms of the leases are as follows:

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

5.             Warranty Obligations

The Company’s parcel product line carries a one-year warranty; the costs of which are accrued for at time of shipment. Accrual rates are based upon historical experience over the preceding twelve months and the adequacy of the warranty reserve is evaluated monthly. Warranty experience for the years ended March 31, 2004 and 2003 is as follows:

	2004	2003
	(in thousands)

Warranty accrual beginning of period	$535	$196
Accruals for warranties issued during the period	847	672
Warranty costs incurred during period	(683)	(333)
Balance at end of period	$699	$535

6.             Stockholders’ Equity

Preferred Stock:  The Company’s articles of organization authorize its Board of Directors to issue up to 100,000 shares of preferred stock in one or more series, to determine and fix certain relative rights and preferences of the shares of any series, to fix the number of shares constituting any such series, and to fix the designation of any such series, without further vote or action by its shareholders. The Company has no present plans to issue shares of preferred stock. In 1998, the Company designated a series of Preferred Stock as Series A Junior Participating Cumulative Preferred Stock (the “Series A Preferred Stock”) to be issued upon the exercise of Rights issued under the Company’s Shareholders Rights Plan. Under the Shareholder Rights Plan, adopted in 1998, under which its stockholders are entitled to purchase shares of its Series A Preferred Stock under certain circumstances. These circumstances include the purchase of 15% or more of the outstanding shares of common stock by a person or group, or the announcement of a tender or exchange offer to acquire 15% or more of the outstanding common stock.

Common Stock and Warrant Offering:  On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance costs of which $3.1 million was assigned to the warrants issued. The warrants were immediately vested and have a five-year life expiring in May of 2007. Due to certain conversion features of these warrants, that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet. The “mark to market” change in the warrants value at March 31, 2004 of $1,273,000 was recorded as other expense the year ended March 31, 2004. The liability of $2,093,000 associated with the warrants is recorded as a non-current liability on the March 31, 2004 balance sheet. The fair market value of the warrants was determined using the Black-Scholes pricing model and an assumed volatility of 72% and 68% to 72% for fiscal year 2004 and 2003, respectively, as well as an interest rate of 5% for fiscal year 2004 and 2003, and the remaining life of the warrants.

Stock Option and Other Compensation Plans:  The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of March 31, 2004: the 1984 Stock Option Plan, the 1993, 1994-1995, 1996 and 2003 Stock Option Plans for Non-employee Directors; 1995 Combination Plan; 1997 and 1998 Non-Qualified Option Plan; 1994-95 Stock Option Plan for New Employees, a 1999 Combination Plan, a 2000 Combination Plan, and a 2002 Combination Plan. There were 3,293,000 shares authorized under these plans. Vesting periods on these plans range from immediate vesting to four years. Options under these plans are granted at fair market value and generally become exercisable within one to two years of the grant date and terminate ten years from the date of grant. In addition, the Company has a common stock installment purchase plan under which the Board of Directors may grant key personnel the right to purchase shares of the Company’s common stock at fair market value and to pay the purchase price in twelve equal monthly installments. As of March 31, 2004, no shares have been reserved or granted under this plan.

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

The Company’s 2003 Stock Plan for Non-Employee Directors allows for the granting of restricted stock to non-employee Directors. The Company granted 13,000 shares of restricted common stock during the year ended March 31, 2004. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period which is 1 year. Unearned compensation is charged to a separate component of stockholders’ equity and subsequently amortized as compensation expense over the vesting period.

Stock Option Activity

A summary of the Company’s stock option activity is as follows:

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

On April 15, 1998, the Company announced that its Board of Directors adopted a Shareholders’ Rights Plan (the Plan) and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. The dividend was payable to all holders of record of shares of common stock as of the close of business on April 17, 1998. The rights become exercisable ten days after a person or group acquires 15% or more of the Company’s common stock and in certain other situations described in the Plan. As of March 31, 2004, no options have been granted or exercised under this plan.

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

7.             Business Segment Information

In accordance with the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it has only one operating segment, the X-ray product segment. This includes X-ray detection and imaging products used primarily for the detection of illegal drugs, terrorist explosives, and smuggled goods. The equipment is purchased by sophisticated government and commercial clients who place a premium on the detection of organic material in complex backgrounds and the ability to see the contents of containers with precision.

Geographical Data:  All of the Company’s export sales originate from the U.S. Less than 1% of the Company’s assets are in any foreign country. The following table shows the breakdown of Net sales and contract revenues to foreign and domestic customers and the major regions of export activity based upon customer country of domicile.

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

Purchase Commitments:  In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. At March 31, 2004, the Company had $7,689,000 of open purchase orders which are expected to be fulfilled within the next twelve to eighteen months. Certain single source vendors or vendors producing custom material require significant lead times from order to delivery of their material. Should the demand for the Company’s products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges, related to these commitments, that could be material to the Company’s results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

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

(2)                                  The fourth quarter of 2003 net losses include $3.2 million, in provisions for inventory obsolescence based on the Company’s forecast of future sales and the recoverability analysis.

(3)                                  The quarterly 10-Q reports for the first and second quarters of fiscal 2004 were amended during the current fiscal year.

(4)                                  The fourth quarter of 2004 net income includes $.75 million in provisions for inventory obsolescence based on the Company’s forecast of future sales and the recoverability analysis.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: February 15, 2005	By:	/s/ Anthony R. Fabiano
Anthony R. Fabiano President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Anthony R. Fabiano
Anthony R. Fabiano

Director and President and Chief Executive Officer (Principal Executive Officer)

February 15, 2005

/s/ Kenneth J. Galaznik

Kenneth J. Galaznik	Chief Financial Officer and Treasurer (Principal Financial Officer)

February 15, 2005

/s/ Denis R. Brown
Denis R. Brown	Director

February 15, 2005

/s/ Roger P. Heinisch
Roger P. Heinisch	Director

February 15, 2005

/s/ Hamilton W. Helmer
Hamilton W. Helmer	Director

February 15, 2005

/s/ Donald J. McCarren
Donald J. McCarren	Director

February 15, 2005

/s/ Ernest J. Moniz
Ernest J. Moniz

Director

February 15, 2005

/s/ William E. Odom

William E. Odom	Chairman of the Board, Director

February 15, 2005

/s/ Carl W. Vogt
Carl W. Vogt	Director

February 15, 2005

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (and Statement of Incorporation by Reference, If Applicable)	Page Number (If Filed)

(3)(a)	Restated Articles of Organization of the Company (filed as an Exhibit to Company’s Annual Report on Form 10-K for the year ended September 30, 1967, and incorporated herein by reference)
(3)(b)

Articles of Amendment to Restated Articles of Organization of Company (filed as Exhibit 2(a)(ii)(B) to the Company’s Registration Statement on Form S-7, No. 2-56452, filed May 25, 1976, and incorporated herein by reference)

(3)(c)

Articles of Amendment to Restated Articles of Organization of Company (filed as Exhibit 12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1976, and incorporated herein by reference)

(3)(d)	By-laws of Company, as amended (filed as Exhibit 2(a)(iii) to Company’s Registration Statement on Form S-7, No. 2-56452, filed May 25, 1976, and incorporated herein by reference)
(3)(e)

Amended and Restated Bylaws of American Science & Engineering, Inc. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31,2003, and incorporated herein by reference)

(4)	Shareholders Rights Plan (filed as Exhibit to the Company’s filing on Form dated, 1992 and incorporated herein by references)
(10)(b)(xii)	1997 Non-Qualified Stock Option Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-27927, filed on May 28, 1997 and incorporated herein by reference)
(10)(b)(xiii)	1998 Non-Qualified Stock Option Plan (filed as Exhibit (10) (b) (xiii) to the Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference)
(10)(b)(xv)*

Employment Agreement between the Company and Dr. Joseph Callerame dated May 6, 1998, (filed as Exhibit (10) (b) (xv) to the Annual Report on Form 10-K for the year ended March 31, 1998, and incorporated herein by reference)

(10)(c)(i)	Lease of Billerica property (filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)
(10)(c)(ii)	Amendment to Lease of Billerica property (filed as to the Company’s Annual Report on Form 10-K for the year ended March 28, 1997 and incorporated herein by reference)
(10)(c)(iii)	Lease of 33 Manning Road, Billerica, MA
(10)(c)(iv)	1999 Combination Stock Option Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-91801, filed on November 30, 1999 and incorporated herein by reference)
(10)(c)(v)

2000 Combination Stock Option Plan (filed as Exhibit 99 to the Company’s Registration Statement, filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on August 18, 2000 and incorporated herein by reference)

(10)(c)(vi)	2002 Combination Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-102338, filed on January 3, 2003 and incorporated herein by reference)
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

(10)(c)(xv)

Lease of Mountain View, CA facility for High Energy Systems Division (filed as Exhibit 10(c)(xv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference)

(10)(c)(xvi)*

Employment Offer Letter between the Company and Anthony R. Fabiano dated August 21, 2003 (filed as Exhibit 10(c)(xv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference)

(10)(d)(xi)

Loan and Security Agreement between American Science and Engineering, Inc., and Silicon Valley Bank East dated August 11, 2003 (filed as Exhibit 10(d)(xi) to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2003, and incorporated herein by reference)

(10)(d)(xii)

Export-Import Bank Loan and Security Agreement between American Science and Engineering, Inc., and Silicon Valley Bank East dated August 11, 2003 (filed as Exhibit 10(d)(xii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference)

(22)

Identification of Company’s subsidiary, AS&E Radiography, Inc., incorporated in Massachusetts (filed as Exhibit (22) to Company’s Annual Report on Form 10-K for the year ended March 31, 1988, and incorporated herein by reference)

(22.1)

Identification of Company’s subsidiary, AS&E Global, Inc., incorporated in Massachusetts (filed as Exhibit 22.1 to Company’s Annual Report on Form 10-K for the year ended March 31, 2003, and incorporated herein by reference)

(23.1)	Consent of Independent Registered Public Accounting Firm
(23.2)	Notice Regarding Arthur Andersen LLP (filed as Exhibit 23.2 to Company’s Annual Report on Form 10-K for the year ended March 31, 2003, and incorporated herein by reference)
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Contract with Management

The Company’s principal executive offices are located at 829 Middlesex Turnpike, Billerica, MA 01821; telephone number 978-262-8700; corporate web site www.as-e.com. We make available, free of charge through our website, our annual Form 10-K, current reports on Form 10-Q and Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable.