Form 10-Q/A
period 2004-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2005-02-17
CIK 5768

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note:  This Amendment No.1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2004 (the “Original Form 10-Q”) solely in order to amend and correct Item 4. As a result of the amendment of Item 4, the Section 302 and Section 906 certifications filed as Exhibits in Item 6 have been re-executed as of the date of this Amendment No.1 on Form 10-Q/A. Except for the aforementioned amendments, this Amendment No.1 speaks as of the original filing date of the Original Form 10-Q and does not modify or update disclosures in the Original Form 10-Q, including the nature and character of such disclosures, to reflect events occuring, or items discovered, after the original filing date of the Original Form 10-Q.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Original Form 10-Q, including any amendments to those filings.

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

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

Dollars and shares in thousands, except per share amounts

		For the Three Months Ended
		June 30, 2004	June 30, 2003

	Net sales and contract revenues:
	Net product sales and contract revenues	$12,822	$14,078
	Net service revenues	3,990	3,310
	Total net revenues and contract revenues	16,812	17,388

	Cost of sales and contracts:
	Cost of product sales and contracts	9,522	10,944
	Cost of service revenues	2,152	1,872
	Total cost of sales and contracts	11,674	12,816
	Gross profit	5,138	4,572

	Expenses:
	Selling, general and administrative	3,274	3,052
	Research and development	1,455	1,285
	Total expenses	4,729	4,337

	Operating income	409	235

	Other income (expense):
	Interest income	41	28
	Other, net	(991)	(143)
	Total other expense	(950)	(115)

	Income (loss) before provision for income taxes	(541)	120
	Provision for (benefit from) income taxes	—	—

	Net income (loss)	$(541)	$120

Income (loss) per share	• Basic	$(0.07)	$0.02
	• Diluted	$(0.07)	$0.02

Weighted average shares	• Basic	7,558	6,883
	• Diluted	7,558	7,011

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10Q/A and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

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

Earnings Per Share	Three Months Ended
(in thousands except per share amounts)	June 30, 2004	June 30, 2003

Basic
Net income (loss)	$(541)	$120
Weighted average number of common shares outstanding – basic	7,558	6,883
Net income (loss) per share – basic	$(0.07)	$0.02
Diluted
Net income (loss)	$(541)	$120
Weighted average number of common shares outstanding	7,558	6,883
Effect of stock options	—	128
Weighted average number of common and potential common shares outstanding – diluted	7,558	7,011
Net income (loss) per share – diluted	$(0.07)	$0.02

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

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)     Changes in internal controls

There have been no changes in our internal controls over financial reporting as defined in Rule 13a -15(f) and 15d -15(f) of the Securities and Exchange Act of 1934 during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

AMERICAN SCIENCE AND ENGINEERING, INC.
(Registrant)

Date February 15, 2005	/s/ Kenneth J. Galaznik
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