Form 10-Q
period 2005-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2005-08-09
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at July, 27, 2005
$.66 2/3 par value	8,417,548

American Science and Engineering, Inc. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

Dollars in thousands

	June 30, 2005	March 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,960	$15,418
Restricted cash and investments	982	355
Short-term investments	22,393	20,590
Accounts receivable, net of allowances of $431 and $501 at June 30, 2005 and March 31, 2005, respectively	23,022	28,170
Unbilled costs and fees, net of allowances of $76 at June 30, 2005 and March 31, 2005	1,148	691
Note receivable	2,800	2,800
Inventories	21,942	24,941
Deferred tax assets	2,154	—
Prepaid expenses and other current assets	2,299	1,957

Total current assets	99,700	94,922
Equipment and leasehold improvements, net	4,109	3,329
Deferred tax asset	3,450	—
Other assets, net	—	36

Total assets	$107,259	$98,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,831	$6,743
Accrued salaries and benefits	1,546	3,158
Accrued warranty costs	2,768	2,322
Accrued income taxes	285	15
Deferred revenue	2,942	3,634
Customer deposits	7,947	11,132
Other current liabilities	5,188	2,986

Total current liabilities	23,507	29,990
Warrant liability	4,906	6,137
Other non-current liabilities	671	590
Total liabilities	29,084	36,717

Stockholders’ equity:
Preferred stock, no par value Authorized — 100,000 shares; Issued — none	—	—
Common stock, $0.66 2/3 par value Authorized — 20,000,000 shares Issued and Outstanding 8,412,290 shares at June 30, 2005 and 8,341,480 shares at March 31, 2005	5,607	5,560
Capital in excess of par value	63,628	54,098
Accumulated other comprehensive income	(19)	(12)
Unearned compensation	(131)	(169)
Retained earnings	9,090	2,093

Total stockholders’ equity	78,175	61,570

Total liabilities and stockholders’ equity	$107,259	$98,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

Dollars and shares in thousands, except per share amounts

		For the Three Months Ended
		June 30, 2005	June 30, 2004

	Net sales and contract revenues:
	Net product sales and contract revenues	$29,513	$12,822
	Net service revenues	5,649	3,990
	Total net revenues and contract revenues	35,162	16,812

	Cost of sales and contracts:
	Cost of product sales and contracts	17,027	9,522
	Cost of service revenues	3,543	2,152
	Total cost of sales and contracts	20,570	11,674
	Gross profit	14,592	5,138

	Expenses:
	Selling, general and administrative	4,138	3,274
	Research and development	2,422	1,455
	Total expenses	6,560	4,729

	Operating income	8,032	409

	Other income (expense):
	Interest and investment income	361	41
	Other, net	14	(71)
	Change in warrant valuation	533	(920)
	Total other income (expense)	908	(950)

	Income (loss) before provision for income taxes	8,940	(541)
	Provision for income taxes	1,943	—

	Net income (loss)	$6,997	$(541)

Income (loss) per share	– Basic	$0.84	$(0.07)
	– Diluted	$0.78	$(0.07)

Weighted average shares	– Basic	8,376	7,558
	– Diluted	8,984	7,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Dollars in thousands

	For the Three Months Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income (loss)	$6,997	$(541)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	201	338
Provisions for inventory and accounts receivable reserves	1,126	140
Realized gain on short-term investments	—	(2)
Amortization of bond discount	(109)	—
Deferred income taxes	(1,167)	—
Reduction of income taxes paid due to the tax benefit from employee stock option expense	251	—
Reversal of deferred tax asset valuation allowance	2,588	—
Change in value of warrants	(534)	920
Stock compensation expense	52	38
Changes in assets and liabilities:
Accounts receivable	5,216	2,625
Unbilled costs and fees	(457)	60
Inventories	1,805	(1,294)
Prepaid expenses and other assets	(306)	(35)
Accounts payable	(3,912)	528
Accrued income taxes	270	15
Customer deposits	(3,185)	(527)
Deferred revenue	(691)	(394)
Other current liabilities	1,152	(18)
Non-current liabilities	80	(21)
Net cash provided by operating activities	9,377	1,832

Cash flows from investing activities:
Purchases of short-term investments	(13,020)	—
Maturities of short-term investments	11,330	926
Purchases of property and equipment	(981)	(678)
Net cash provided by (used for) investing activities	(2,671)	248

Cash flows from financing activities:
Increase in restricted cash and investments	(627)	(44)
Proceeds from exercise of warrants	838	—
Proceeds from exercise of stock options	636	4,006
Net cash provided by financing activities	847	3,962

Foreign currency translation effect on cash	(11)	(10)

Net increase in cash and cash equivalents	7,542	6,032
Cash and cash equivalents at beginning of period	15,418	18,232
Cash and cash equivalents at end of period	$22,960	$24,264

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

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

The Company’s Export and Security Agreement with Silicon Valley Bank East requires certain cash balances to be restricted as collateral against outstanding standby letters of credit. (see Note 4)

The significant accounting policies followed by the Company and its Subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2005.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended
(in thousands)	June 30, 2005	June 30, 2004
Net income (loss)	$6,997	$(541)
Foreign currency translation adjustments	(11)	(10)
Unrealized gains and losses from marketable securities	4	—
Comprehensive income (loss)	$6,990	$(551)

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

	Three months ended
(in thousands except per share data)	June 30, 2005	June 30, 2004
Net income (loss):
As reported	$6,997	$(541)
Add: Stock based compensation included in net income as reported	52	38
Less: Stock based compensation using fair value method for all awards	(3,976)	(150)
Pro forma net income (loss)	$3,073	$(653)
Income (loss) per share—Basic:
As reported	$0.84	$(0.07)
Pro forma	$0.37	$(0.09)
Income (loss) per share—Diluted:
As reported	$0.78	$(0.07)
Pro forma	$0.34	$(0.09)

On April 22, 2005, the Company announced that its Board of Directors had accelerated the vesting of certain unvested stock options previously awarded to employees.  Options to purchase 186,033 shares of common stock were subject to the acceleration.  The acceleration was effective immediately, on a fully-vested basis.  Options held by the Board of Directors, Chief Executive Officer, the Chief Financial Officer, and other employees who participated in other incentive or commission compensation plans were excluded from the acceleration.  The Company recorded during the quarter ended June 30, 2005 $14,000 in compensation expense related to these accelerated options.

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.7% for fiscal 2006, 3.8% was used for fiscal 2005, and 5% for fiscal 2004, expected volatility of 72%, 73%, 72% and 73% was used for fiscal 2006,  2005, and 2004, respectively, an expected dividend yield of 0% and an expected life of 3 years in fiscal 2006, 5 years in fiscal 2005 and 7 years for fiscal year 2004.

2.               Inventories

Inventories consisted of:

(in thousands)	June 30, 2005	March 31, 2005

Raw materials and completed sub-assemblies	$8,002	$12,763
Work-in-process	8,768	5,458
Finished goods	5,172	6,720
Total	$21,942	$24,941

3.               Income per Common and Common Equivalent Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share include the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarters ended June 30, 2005 and June 30, 2004, common stock equivalents of 96,626 and 792,633, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended
(in thousands except per share amounts)	June 30, 2005	June 30, 2004

Basic earnings per share
Net income (loss)	$6,997	$(541)

Weighted average number of common shares outstanding – basic	8,376	7,558

Net income (loss) per share – basic	$0.84	$(0.07)

Diluted earnings per share
Net income (loss)	$6,997	$(541)

Weighted average number of common shares outstanding – basic	8,376	7,558
Assumed exercise of stock options and warrants, using the treasury stock method	608	—
Weighted average number of common and potential common shares outstanding – diluted	8,984	7,558

Net income (loss) per share – diluted	$0.78	$(0.07)

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

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (6.0% at June 30, 2005). The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.

At June 30, 2005, there were no borrowings outstanding against these credit facilities. The Company had outstanding $300,000 in stand-by letters of credit against the domestic facility related to its building lease and $58,000 in stand-by letters of credit against the export facility guaranteeing performance on an international project.  No amounts have been drawn against these letters of credit. In addition, at June 30, 2005, the Company had a restricted cash balance of $982,000 related to certain bank required deposits related to outstanding letters of credits, bid bonds, and other bank-related fees.

5.               Warrant Liability

On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 per share. In addition, warrants to purchase an additional 295,475 shares of common stock at an exercise price of $23.52 per share were issued.  The warrants were immediately vested and have a five-year life expiring in May of 2007.

During the quarter ended June 30, 2005, warrants to purchase 35,625 shares of common stock were exercised resulting in total proceeds received of $838,000.  The fair market value of the warrants at the date of exercise totaled $698,000.  The cash proceeds and the fair value of the liability were recorded as additional paid in capital at June 30, 2005.

At June 30, 2005,  185,750 warrants remain outstanding.   Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet. The “mark to market” change in the warrants valuation of $533,000 and ($920,000) was recorded as other income (expense) for the quarters ended June 30, 2005 and June 30, 2004, respectively.  The liability of $4,906,000 and $6,137,000 representing the fair market value of outstanding warrants at period end is recorded as a non-current liability at June 30, 2005 and March 31, 2005, respectively. The fair market value of the warrants was determined using the Black-Scholes pricing model with an assumed volatility of 72% and 73% at June 30, 2005 and March 31, 2005, respectively, an interest rate of 3.3% and 3.25% at June 30, 2005 and March 31, 2005, respectively and a life equal to the remaining term of the warrants at each period end.

6.               Income Taxes

At March 31, 2005, the Company had gross deferred tax assets of $9,740,000.  The Company had applied a full valuation allowance against its deferred tax assets at March 31, 2005 based upon its evaluation of three year cumulative historical results and its projection of future taxable income and had determined that it was more likely than not that its deferred tax asset would not be realized.

In the first quarter of fiscal 2006, the Company has reevaluated its valuation allowance for deferred tax assets and has determined that a full release of valuation allowances is appropriate based upon current period earnings, the Company’s updated forecasted earnings for fiscal 2006, sales backlog and other factors.  The release of the valuation allowance has been included in determining the Company’s annual effective tax rate for fiscal 2006.  In connection with this release, the Company recorded a corresponding entry to paid in capital totaling $7,025,000 for net operating loss carryforwards resulting from the exercise of certain employee stock options.

7.               Guarantees

Certain of the Company’s parcel and cargo products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three months ended June 30, 2005 and June 30, 2004 is as follows:

(in thousands)	Three months ended June 30, 2005	Three months ended June 30, 2004
Warranty accrual at beginning of period	$2,322	$699
Accruals for warranties issued during the period	814	406
Warranty costs incurred during period	(368)	(205)
Warranty accrual at end of period	$2,768	$900

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray during the lease term which expires in February 2011. Total remaining lease payments at June 30, 2005 totaled $2,011,000.  No accrual for this contingent liability has been recorded at June 30, 2005 as payment of this liability is considered remote.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net revenues for the first quarter of fiscal 2006 increased by $18,350,000 to $35,162,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $16,691,000 in product sales due to increased shipments of Z Backscatter systems which experienced high order volume in the latter half of fiscal 2005.  In addition, there was an increase in CargoSearch system revenues with increased activity on two system projects ongoing during the quarter.  ParcelSearch system revenues remained relatively flat from the prior year.  These increases were offset somewhat by a $1,574,000 decrease in sales from the High Energy Systems group due to the sale of certain assets and contracts of the High Energy Systems division in the fourth quarter of fiscal 2005.  Service revenues increased by $1,659,000 to $5,649,000 compared to the first quarter of fiscal 2005 due primarily to the increased volume of service contracts related to systems sold over the past 12 months.

Total cost of sales and contracts for the first quarter of fiscal 2006 increased by $8,896,000 to $20,570,000 as compared to the corresponding period a year ago. Cost of product sales and contracts increased by $7,505,000 to $17,027,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 58% of revenues versus 74% of revenue for the corresponding period last year.  This improvement in gross margin is due primarily to improved absorption of fixed overhead costs due to the significant volume increases, and the reduction of direct costs of certain products through improved supplier agreements and a reduction of internal labor costs per system due to operating efficiencies.   Some of the product gross margin improvement was offset by an increase in reserves for excess and obsolete inventory ($1,100,000) in the quarter due to changes in the Company’s projected mix of product usage.  Cost of services revenues increased by $1,391,000 to $3,543,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 63% of revenues versus 54% for the corresponding period last year.  This margin decline is due primarily to comparatively higher costs incurred on certain service contracts during the period.

Selling, general and administrative expenses for the first quarter of fiscal 2006 of $4,138,000 were $864,000 higher than the corresponding period a year ago.  Selling, general and administrative expenses represented 12% of revenues in the current period as compared to 19% for the corresponding period last year.  The increase in costs are attributable primarily to increased incentive and payroll costs for sales and marketing  ($397,000), marketing related costs ($221,000) due to increased headcount and sales activity, increased legal expenditures ($204,000) related to outstanding litigation, and costs related to the Company’s software implementation project ($126,000).  These increases were offset by $290,000 related to the High Energy Systems division whose assets were sold in the fourth quarter of fiscal 2005 and remaining operations consolidated with the Company’s corporate headquarters.

Company funded research and development expenses of $2,422,000 for the first quarter of fiscal 2006 increased by $967,000 compared to the corresponding period last year. Research and development expenses represented 7% of revenues in the current period compared to 9% for the corresponding period last year.   These expenditures increased primarily due to one major product development program which was started in the latter half of fiscal 2005.

Other income (expense) was $908,000 in income for the first quarter of fiscal 2006 as compared to $950,000 in expense for the corresponding period a year ago.   At June 30, 2005, other income (expense) included warrants which were “marked to market” using Black-Scholes and the change in the valuation of the warrants of $533,000 was recorded as other income in the quarter. During the three months ended June 30, 2004, this mark to market adjustment generated $920,000 in other expense.  In addition, in the quarter ended June 30, 2005, the Company earned $341,000 in income on investments held as compared to $41,000 in the quarter ended June 30, 2004.

The Company reported pre-tax income of $8,940,000 in the current quarter as compared to a pre-tax loss of $541,000 in the corresponding period a year ago. At March 31, 2005, the Company had gross deferred tax assets of $9,740,000.  The Company had applied a full valuation allowance against its deferred tax assets at March 31, 2005 based upon its evaluation of three year cumulative historical results and its projection of future taxable income and had determined that it was more likely than not that its deferred tax asset would not be realized.

In the first quarter of fiscal 2006, the Company has reevaluated its valuation allowance for deferred tax assets and has determined that a full release of valuation allowances is appropriate based upon current period earnings, the Company’s updated forecasted earnings for fiscal 2006, sales backlog and other factors.  The release of the valuation allowance has been included in determining the Company’s annual effective tax rate for fiscal 2006.  In connection with this release, the Company recorded a corresponding entry to paid in capital totaling $7,025,000 for net operating loss carryforwards resulting from the exercise of certain employee stock options.

The Company had net income of $6,997,000 during the first quarter of fiscal 2006 as compared to net loss of $541,000 in the first quarter of fiscal 2005.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents increased by $7,542,000 to $22,960,000 at June 30, 2005 compared to $15,418,000 at March 31, 2005. This increase in cash and cash equivalents is due to cash provided by operations generated primarily from profits earned during the quarter, as well as $1,474,000 received upon exercise of outstanding stock options and warrants.  These increases were offset somewhat by net purchases of short term investments of $1,690,000 during the quarter and $981,000 in capital expenditures related primarily to the Company’s ongoing ERP system implementation.

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

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (6.0% at June 30, 2005). The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.

At June 30, 2005, there were no borrowings outstanding against these credit facilities. The Company had outstanding $300,000 in stand-by letters of credit against the domestic facility related to its building lease and $58,000 in stand-by letters of credit against the export facility guaranteeing performance on an international project.  No amounts have been drawn against these letters of credit. In addition, at June 30, 2005, the Company had a restricted cash balance of $982,000 related to certain bank required deposits related to outstanding letters of credits, bid bonds, and other bank-related fees.

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)) which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”, supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. SFAS No. 123(R) generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In April 2005, the SEC deferred the effective date for SFAS 123(R) to the beginning of the first fiscal year that begins after June 15, 2005. The Company expects to adopt SFAS 123(R) on the effective date, and expects the adoption to have a material impact on its results of operations, financial position and cash flows.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight and re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such

(abnormal) costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. The Company does not believe its adoption will have a material impact on its results of operations, financial position and cash flows.

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

As of June 30, 2005, the Company held short-term investments consisting of money market funds and U.S. government and government agency bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 3.34% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock.  As of June 30, 2005, 185,750 of these warrants remain outstanding.  These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company, and as such a liability equal to Black-Scholes value of the warrants is recorded on the balance sheet. Changes in the fair value of the warrants are recorded as other income (expense). The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock. A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $690,000 positive or negative impact on earnings.

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

b)             Changes in internal controls

There have been no changes in our internal controls over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In February 2004, L-3 Communications, Inc. (“L-3”) filed a lawsuit against the Company in the United States District Court for the District of Massachusetts in Boston, seeking declaratory judgments of non-infringement and/or invalidity of two of the Company’s patents—United States Patent No. 6,292,533 and No. 5,903,623. The Company initially filed a motion to dismiss the litigation for lack of subject matter jurisdiction, but was denied. The Company subsequently answered L-3’s underlying complaint, vigorously opposing the plaintiff’s non-infringement and invalidity claims, and recently has been engaging in substantial discovery.  In December 2004, the Company also filed a motion for summary judgment with respect to one of the principle claims alleged by the plaintiff.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business.  At the present time, it is not possible to predict the outcome of these matters, however,  the Company currently believes that resolving these matters will not have a material adverse impact on its financial condition, results of operations or cash flows.

Item 6 - Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 3 on Page 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

Date August 9, 2005	/s/ Kenneth J. Galaznik
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