Form 10-Q
period 2005-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2005-11-09
CIK 5768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at October, 31, 2005
$.66 2/3 par value	8,582,114

American Science and Engineering, Inc. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

Dollars in thousands	September 30, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$30,240	$15,418
Restricted cash and investments	162	355
Short-term investments	22,274	20,590
Accounts receivable, net of allowances of $426 and $501 at September 30, 2005 and March 31, 2005, respectively	44,278	28,170
Unbilled costs and fees, net of allowances of $64 at September 30, 2005 and $76 at March 31, 2005	801	691
Note receivable	2,800	2,800
Inventories	14,851	24,941
Deferred tax assets	3,639	—
Prepaid expenses and other current assets	1,674	1,957

Total current assets	120,719	94,922
Building, equipment and leasehold improvements, net	11,599	3,329
Deferred tax asset	2,695	—
Other assets, net	—	36

Total assets	$135,013	$98,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,718	$6,743
Accrued salaries and benefits	4,209	3,158
Accrued warranty costs	3,751	2,322
Accrued income taxes	3,073	15
Deferred revenue	2,366	3,634
Customer deposits	6,672	11,132
Current portion of lease financing liability	645	—
Other current liabilities	3,102	2,986

Total current liabilities	28,536	29,990
Lease financing liability	5,893	—
Warrant liability	7,592	6,137
Other non-current liabilities	464	590
Total liabilities	42,485	36,717

Stockholders’ equity:
Preferred stock, no par value Authorized — 100,000 shares; Issued — none	—	—
Common stock, $0.66 2/3 par value
Authorized — 20,000,000 shares
Issued and Outstanding 8,579,441 shares at September 30, 2005 and 8,341,480 shares at March 31, 2005	5,719	5,560
Capital in excess of par value	69,427	54,098
Accumulated other comprehensive income	(29)	(12)
Unearned compensation	(75)	(169)
Retained earnings	17,486	2,093

Total stockholders’ equity	92,528	61,570

Total liabilities and stockholders’ equity	$135,013	$98,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
Dollars and shares in thousands, except per share amounts	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004

Revenues:
Net product sales and contract revenues	$41,979	$16,498	$71,492	$29,320
Net service revenues	7,162	4,556	12,811	8,546
Total net revenues	49,141	21,054	84,303	37,866

Cost of sales and contracts:
Cost of product sales and contracts	19,781	11,362	36,808	20,884
Cost of service revenues	4,584	2,695	8,127	4,847
Total cost of sales and contracts	24,365	14,057	44,935	25,731
Gross profit	24,776	6,997	39,368	12,135

Expenses:
Selling, general and administrative expenses	4,699	3,448	8,837	6,721
Research and development	2,470	1,012	4,892	2,467
Total expenses	7,169	4,460	13,729	9,188

Operating income	17,607	2,537	25,639	2,947

Other income (expense):
Interest and investment income	511	126	872	167
Other, net	11	67	25	(4)
Change in warrant valuation	(3,450)	(2,266)	(2,917)	(3,186)
Total other income (expense)	(2,928)	(2,073)	(2,020)	(3,023)

Income (loss) before income taxes	14,679	464	23,619	(76)
Provision for income taxes	6,283	65	8,226	65

Net income (loss)	$8,396	$399	$15,393	$(141)

Income (loss) per share –Basic	$0.99	$0.05	$1.83	$(0.02)

–Diluted	$0.93	$0.05	$1.72	$(0.02)

Weighted average shares –Basic	8,475	7,860	8,425	7,709
–Diluted	9,003	8,383	8,931	7,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
Dollars in thousands	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income (loss)	$15,393	$(141)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	405	684
Provisions for contract, inventory and accounts receivable reserves	2,168	675
Realized gains or losses on short-term investments	—	13
Amortization of bond discount	(173)	(3)
Deferred income taxes	2,284	—
Reduction of income taxes paid due to the tax benefit from employee stock option expense	2,277	—
Reversal of deferred tax asset valuation allowance relating to net operating losses	(1,593)	—
Stock compensation in lieu of fees	157	87
Change in value of warrants	2,917	3,186
Changes in assets and liabilities:
Accounts receivable	(16,034)	(1,525)
Unbilled costs and fees	(110)	250
Inventories	7,848	(4,854)
Prepaid expenses and other assets	319	348
Accounts payable	(2,024)	1,609
Accrued income taxes	3,058	65
Customer deposits	(4,460)	(516)
Deferred revenue	(1,357)	(603)
Accrued expenses and other current liabilities	2,724	447
Non-current liabilities	(37)	39
Total adjustments	(1,631)	(98)
Net cash provided by (used for) operating activities	13,762	(239)

Cash flows from investing activities:
Purchases of short-term investments	(25,444)	(5,345)
Maturity of short-term investments	23,915	1,387
Purchases of property and equipment	(3,522)	(1,297)
Net cash used for investing activities	(5,051)	(5,255)

Cash flows from financing activities:
Decrease (increase) in restricted cash	193	(45)
Proceeds from exercise of stock options and warrants	4,417	5,849
Proceeds from leasehold improvements financing	1,500	—
Net cash provided by financing activities	6,110	5,804
Foreign currency effect on cash	1	(18)
Net increase (decrease) in cash and cash equivalents	14,822	292
Cash and cash equivalents at beginning of period	15,418	18,232
Cash and cash equivalents at end of period	$30,240	$18,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.               General

The condensed consolidated financial statements include the accounts of the Company and its wholly owned Subsidiary. All intercompany transactions and balances have been eliminated.

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended		Six months ended
(In thousands)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net income (loss)	$8,396	$399	$15,393	$(141)
Foreign currency translation adjustments	12	(2)	1	(12)
Unrealized gains and losses from marketable securities	(22)	(7)	(18)	(7)
Comprehensive income (loss)	$8,386	390	$15,376	$(160)

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

	Three months ended		Six months ended
(In thousands except per share amounts)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Net income (loss)
As reported	$8,396	$399	$15,393	$(141)
Add: Stock based compensation included in net income (loss) as reported	106	49	157	87
Less: Stock based compensation using fair value method for all awards	(879)	(1,358)	(4,904)	(1,508)
Pro forma net income (loss)	$7,623	(910)	$10,646	$(1,562)
Income (loss) per share –Basic:
As reported	$0.99	$0.05	$1.83	$(0.02)
Pro forma	$0.90	$(0.12)	$1.26	$(0.20)
Income (loss) per share –Diluted:
As reported	$0.93	$0.05	$1.72	$(0.02)
Pro forma	$0.85	$(0.12)	$1.20	$(0.20)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.4% and 3.8% for fiscal 2006 and fiscal 2005, respectively, expected volatility of 62% and 72% for fiscal 2006 and 2005, respectively, an expected dividend yield of 0% for both periods and an expected life of 3 to 5 years and 5 years for fiscal years 2006 and 2005, respectively.

On April 22, 2005, the Company announced that its Board of Directors had accelerated the vesting of certain unvested stock options previously awarded to employees.  Options to purchase 186,033 shares of common stock were subject to the acceleration.  The acceleration was effective immediately, on a fully vested basis.  Options held by the Board of Directors, the Chief Executive Officer, the Chief Financial Officer, and other employees who participated in other incentive or commission compensation plans were excluded from the acceleration.  The Company recorded during the three and six months ended September 30, 2005 respectively $50,000 and $64,000, in compensation expense related to these accelerated options for options exercised by individuals who terminated employment prior to the original option vesting date.

2.               Inventories

Inventories consisted of:

(in thousands)	Sept 30, 2005	March 31, 2005

Raw materials and completed sub-assemblies	$5,096	$12,763
Work-in-process	3,704	5,458
Finished goods	6,051	6,720
Total	$14,851	$24,941

Inventory balances decreased from year end due to the increased shipments in the first six months of fiscal 2006.

3.               Income per Common and Common Equivalent Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share include the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarters and six months ended September 30, 2005 and September 30, 2004, common stock equivalents of 177,000, 304,000, 179,000 and 835,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Income (Loss) Per Share
Basic:
Net income (loss)	$8,396	$399	$15,393	$(141)
Weighted average number of common shares outstanding –basic	8,475	7,860	8,425	7,709
Net income (loss) per share –basic	$0.99	$0.05	$1.83	$(0.02)
Diluted:
Net income (loss)	$8,396	$399	$15,393	$(141)
Weighted average number of common shares outstanding	8,475	7,860	8,425	7,709
Assumed exercise of stock options and warrants, using the treasury stock method	528	523	506	—
Weighted average number of common and potential common shares outstanding –diluted	9,003	8,383	8,931	7,709
Net income (loss) per share –diluted	$0.93	$0.05	$1.72	$(0.02)

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

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (6.75% at September 30, 2005). The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.

At September 30, 2005, there were no borrowings outstanding against these credit facilities. The Company had outstanding $300,000 in stand-by letters of credit against the domestic facility related to its building lease and $58,000 in stand-by letters of credit against the export facility guaranteeing performance on an international project.  No amounts have been drawn against these letters of credit. In addition, at September 30, 2005, the Company had a restricted cash balance of $162,000 related to certain bank required deposits related to outstanding letters of credits, bid bonds, and other bank-related fees.

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

During the quarter ended September 30, 2005, warrants to purchase 18,050 shares of common stock were exercised resulting in total proceeds received of $425,000.  The fair market value of the warrants at the date of exercise totaled $765,000.  The cash proceeds and the fair value of the liability were recorded as additional paid in capital at September 30, 2005.

At September 30, 2005, 167,700 warrants remain outstanding.   Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet. The “mark to market” change in the warrants valuation of $3,450,000 and $2,266,000 was recorded as other expense for the three months ended September 30, 2005 and September 30, 2004, respectively.  The “mark to market” change in the warrants valuation of $2,917,000 and $3,187,000 was recorded as other expense for the six months ended September 30, 2005 and September 30, 2004, respectively.  The liability of $7,592,000 and $6,137,000 representing the fair market value of outstanding warrants at period end is recorded as a non-current liability at September 30, 2005 and March 31, 2005, respectively. The fair market value of the warrants was determined using the Black-Scholes pricing model with an assumed volatility of 72% and 73% at September 30, 2005 and March 31, 2005, respectively, an interest rate of 3.125% and 3.25% at September 30, 2005 and March 31, 2005, respectively and a life equal to the remaining term of the warrants at each period end.

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

In the first quarter of fiscal 2006, the Company reevaluated its valuation allowance for deferred tax assets and determined that a full release of valuation allowances was appropriate based upon period earnings, the Company’s updated forecasted earnings for fiscal 2006, sales backlog and other factors.  The release of the valuation allowance, as it relates to tax expenses, has been included in determining the Company’s annual effective tax rate for fiscal 2006.  In connection with this release, the Company also recorded a corresponding entry to paid in capital totaling $7,025,000 for net operating loss carry-forwards resulting from the exercise of certain employee stock options.

7.               Guarantees

Certain of the Company’s parcel and cargo products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three and six months ended September 30, 2005 and September 30, 2004 is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Warranty accrual - beginning of period	$2,768	$900	$2,322	$699
Accruals for warranties issued during the period	1,327	642	2,141	1,048
Warranty costs incurred during the period	(344)	(299)	(712)	(504)
Warranty accrual – end of period	$3,751	$1,243	$3,751	$1,243

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Inc.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Inc. during the lease term which expires in February 2011. Total remaining lease payments at September 30, 2005 totaled $1,944,000.  No accrual for this contingent liability has been recorded at September 30, 2005 as payment of this liability is considered remote.

8.               Lease Commitments

In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts.  As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space.  The Company is responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under EITF 97-10 “The Effect of Lessee Involvement in Asset Construction”.  During the quarter ended September 30, 2005, upon commencement of the construction project, the Company capitalized $5,153,000 to record the building facility on its books with an offsetting credit to the Leasehold financing liability.  In addition, amounts paid for construction were recorded as construction in progress and the landlord construction contributions of $1,500,000 in the period were recorded as additional leasehold financing liability.  In connection with the construction, the Company has entered into a construction contract with a total commitment of $6,419,000.

Upon completion of construction, the lease may qualify for sale-leaseback treatment in accordance with SFAS No. 98.  For these leases, the deemed landlord financing liability and the associated construction-in-progress and capitalized building costs will be removed and the difference will be reclassified to prepaid or deferred rent and amortized over the lease term as rent expense.  If the lease does not qualify for sale-leaseback treatment in accordance with SFAS No. 98, the deemed landlord financing liability will be amortized over the lease term based on the payments designated in the agreement and the building and improvement assets will be depreciated on a straight line basis over their useful lives.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net revenues for the second quarter of fiscal 2006 increased by $28,087,000 to $49,141,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $25,481,000 in product sales due to increased shipments of Z Backscatter systems which continued to experience high order volume and comprised $22,743,000 of the total product sale increase.   In addition, there was an increase of $2,820,000 in CargoSearch system revenues due to work performed on one large CargoSearch project during the quarter and an increase of $1,423,000 in aftermarket part sales. These increases were partially offset by a $1,153,000 decrease in sales from the High Energy Systems group due to the sale of certain assets and contracts of the High Energy Systems division in the fourth quarter of fiscal 2005.  Service revenues increased by $2,606,000 to $7,162,000 compared to the first quarter of fiscal 2005 due primarily to the increased volume of service contracts related to systems sold over the past 12 months.

Net revenues for the six months ended September 30, 2005 increased by $46,437,000 to $84,303,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $42,172,000 in product sales due to increased shipments of Z Backscatter systems which comprised $36,481,000 of this increase.  In addition, there was an increase of $6,241,000 in CargoSearch system revenues with increased activity on system projects ongoing during the period and a $2,205,000 increase in sales of after-market parts.  These increases were partially offset by a $2,727,000 decrease in sales from the High Energy Systems group due to the sale of certain assets and contracts of the High Energy Systems division in the fourth quarter of fiscal 2005.  Service revenues increased by $4,265,000 to $12,811,000 compared to the first quarter of fiscal 2005 due primarily to the increased volume of service contracts related to systems sold over the past 12 months.

Total cost of sales and contracts for the second quarter of fiscal 2006 increased by $10,308,000 to $24,365,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $8,419,000 to $19,781,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 47% of revenues versus 69% of revenue for the corresponding period last year.  This improvement in gross margin is due primarily to the mix of products sold in the period, improved absorption of fixed overhead costs due to the significant volume increases, and the reduction of direct costs of certain products through improved supplier agreements and a reduction of internal labor costs per system due to operating efficiencies.   Some of the product gross margin improvement was offset by an increase in reserves for excess and obsolete inventory ($1,000,000) in the quarter due to changes in the Company’s projected mix of product usage.  Cost of services revenues increased by $1,889,000 to $4,584,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 64% of revenues versus 59% for the corresponding period last year.  This margin decline is due primarily to comparatively higher costs incurred on certain service contracts during the period.

Total cost of sales and contracts for the six months ended September 30, 2005 increased by $19,204,000 to $44,935,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $15,924,000 to $36,808,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 51% of revenues versus 71% of revenue for the corresponding period last year.  This improvement in gross margin is due primarily to the mix of products sold in the period, improved absorption of fixed overhead costs due to the significant volume increases, and the reduction of direct costs of certain products through improved supplier agreements and a reduction of internal labor costs per system due to operating efficiencies.   Some of the product gross margin improvement was offset by an increase in reserves for excess and obsolete inventory ($2,241,000) in the first six months of fiscal 2006 due to changes in the Company’s projected mix of product usage.  Cost of services revenues increased by $3,280,000 to $8,127,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 63% of revenues versus 57% for the corresponding period last year.  This margin decline is due primarily to comparatively higher costs incurred on certain service contracts during the period.

Selling, general and administrative expenses for the second quarter of fiscal 2006 of $4,699,000 were $1,251,000 higher than the corresponding period a year ago.  Selling, general and administrative expenses represented 10% of revenues in the current period as compared to 16% for the corresponding period last year.  The increase in costs are attributable primarily to increased incentive and payroll costs ($707,000), increased marketing and travel related costs ($282,000) due to increased sales activity, and increased corporate insurance costs ($110,000). These increases were offset by a $128,000 reduction in expenses related to the High Energy Systems division whose assets were sold in the fourth quarter of fiscal 2005 and remaining operations consolidated with the Company’s corporate headquarters.

Selling, general and administrative expenses for the six months ended September 30, 2005 of $8,837,000 were $2,116,000 higher than the corresponding period a year ago.  Selling, general and administrative expenses represented 10% of revenues in the current period as compared to 18% for the corresponding period last year.  The increase in costs are attributable primarily to increased incentive and payroll costs ($1,238,000), marketing and travel related costs ($506,000) due to increased sales activity, increased legal expenditures ($249,000) related to ongoing litigation, and costs related to the Company’s software implementation project ($154,000).  These increases were offset by a $418,000 reduction in expenses related to the High Energy Systems division whose assets were sold in the fourth quarter of fiscal 2005 and remaining operations consolidated with the Company’s corporate headquarters.

Company funded research and development expenses of $2,470,000 for the second quarter of fiscal 2006 increased by $1,458,000 compared to the corresponding period last year. Research and development expenses remained constant at 5% of revenues in both periods reported.   These expenditures increased primarily due to three product development programs ongoing during the quarter.

Company funded research and development expenses of $4,892,000 for the six months ended September 30, 2005 increased by $2,425,000 compared to the corresponding period last year. Research and development expenses represented 6% of revenues in the current period compared to 7% for the corresponding period last year.   These expenditures increased primarily due to three product development programs ongoing during the fiscal year.

Other income (expense) was $2,928,000 in expense for the second quarter of fiscal 2006 as compared to $2,073,000 in expense for the corresponding period a year ago.   At September 30, 2005, other income (expense) included warrants which were “marked to market” using Black-Scholes and the change in the valuation of the warrants of $3,450,000 was recorded as other expense in the quarter. During the three months ended September 30, 2004, this mark to market adjustment generated $2,266,000 in other expense.  In addition, in the quarter ended September 30, 2005, the Company earned $511,000 in income on investments held as compared to $126,000 in the quarter ended September 30, 2004 due to increases in the Company’s cash and investments balances over the prior year.

Other income (expense) was $2,020,000 in expense for the first six months of fiscal 2006 as compared to $3,023,000 in expense for the corresponding period a year ago.   At September 30, 2005, other income (expense) included warrants which were “marked to market” using Black-Scholes and the change in the valuation of the warrants of $2,917,000 was recorded as other expense in the period. During the six months ended September 30, 2004, this mark to market adjustment generated $3,186,000 in other expense.  In addition, in the six months ended September 30, 2005, the Company earned $872,000 in income on investments held as compared to $167,000 in the six months ended September 30, 2004 due to increases in the Company’s cash and investments balances over the prior year.

The Company reported pre-tax income of $14,679,000 in the quarter ended September 30, 2005 as compared to pre-tax income of

$464,000 in the corresponding period a year ago due to the factors described above. For the six months ended September 30, 2005, the Company reported pre-tax income of $23,619,000 as compared to a pre-tax loss of $76,000 for the corresponding period a year ago attributable to the factors described above.   At March 31, 2005, the Company had gross deferred tax assets of $9,740,000.  The Company had applied a full valuation allowance against its deferred tax assets at March 31, 2005 based upon its evaluation of three year cumulative historical results and its projection of future taxable income and had determined that it was more likely than not that its deferred tax asset would not be realized.

In the first quarter of fiscal 2006, the Company reevaluated its valuation allowance for deferred tax assets and has determined that a full release of valuation allowance was appropriate based upon period earnings, the Company’s updated forecasted earnings for fiscal 2006, sales backlog and other factors.  The release of the valuation allowance has been included in determining the Company’s annual effective tax rate for fiscal 2006.  In connection with this release, the Company recorded a corresponding entry to paid in capital totaling $7,025,000 for net operating loss carry-forwards resulting from the exercise of certain employee stock options.

The Company had net income of $8,396,000 during the second quarter of fiscal 2006 as compared to net income of $399,000 in the second quarter of fiscal 2005.  The Company had net income of $15,393,000 for the six months ended September 30, 2005 as compared to a net loss of $141,000 for the six months ended September 30, 2004.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents increased by $14,822,000 to $30,240,000 at September 30, 2005 compared to $15,418,000 at March 31, 2005. This increase in cash and cash equivalents is due to cash provided by operations generated primarily from profits earned during the quarter and a decrease in inventory balances and corresponding increase in outstanding accounts receivable attributable to the increased revenues and shipments during the period.  In addition, the Company received $4,417,000 upon exercise of outstanding stock options and warrants and $1,500,000 advance payment received from the landlord for leasehold improvements.   These increases were offset somewhat by net purchases of short term investments of $1,531,000 during the period and $3,522,000 in capital expenditures related primarily to the Company’s ongoing ERP system implementation, the construction of certain systems to be used for marketing demonstration purposes, and construction related costs on a building expansion project commenced during the quarter ended September 30, 2005.

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

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (6.75% at September 30, 2005). The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.

At September 30, 2005, there were no borrowings outstanding against these credit facilities. The Company had outstanding $300,000 in stand-by letters of credit against the domestic facility related to its building lease and $58,000 in stand-by letters of credit against the export facility guaranteeing performance on an international project.  No amounts have been drawn against these letters of credit. In addition, at September 30, 2005, the Company had a restricted cash balance of $162,000 related to certain bank required deposits related to outstanding letters of credits, bid bonds, and other bank-related fees.

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

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight and re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such abnormal costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. The Company does not believe its adoption will have a material impact on its results of operations, financial position and cash flows.

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

As of September 30, 2005, the Company held short-term investments consisting of money market funds and U.S. government and government agency bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments had an average interest rate of approximately 3.86% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock.  As of September 30, 2005, 167,700 of these warrants remain outstanding.  These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company, and as such a liability equal to Black-Scholes value of the warrants is recorded on the balance sheet. Changes in the fair value of the warrants are recorded as other income (expense). The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock. A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $1,049,000  positive or negative impact on earnings.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In February 2004, L-3 Communications, Inc. (“L-3”) filed a lawsuit against the Company in the United States District Court for the District of Massachusetts in Boston, seeking declaratory judgments of non-infringement and/or invalidity of two of the Company’s patents—United States Patent No. 6,292,533 and No. 5,903,623. The Company answered L-3’s underlying complaint, vigorously opposing the plaintiff’s non-infringement and invalidity claims, and subsequently engaged in substantial discovery. In September 2005, the court denied a motion filed by the Company for summary judgment and granted a related motion that was later filed by L-3 regarding certain of the claims in one of the patents.  The court’s ruling, which is currently the subject of a motion for reconsideration, does not address other claims in the case, which remain to be adjudicated.  The parties continue to engage in discovery as to the remaining claims.

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

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of Stockholders of the Company held on September 15, 2005, the stockholders of the Company (1) elected William E. Odom, Denis R. Brown, Roger P. Heinisch, Hamilton W. Helmer, Ernest J. Moniz, Carl W. Vogt and Anthony R. Fabiano as directors of the Company to hold office for a one-year term and no other nominations were made; (2) approved the adoption of the Company’s 2005 Equity and Incentive Plan; and (3) ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending March 31, 2006.  The votes were as follows:

	Votes For	Votes Withheld or Opposed	Abstentions

(1) Election of Directors:
William E. Odom	7,708,196	194,546	—
Denis R. Brown	7,621,522	281,220	—
Roger P. Heinisch	6,230,464	1,672,278	—
Hamilton W. Helmer	7,543,473	359,269	—
Ernest J. Moniz	7,716,767	185,975	—
Carl W. Vogt	7,616,173	286,569	—
Anthony R. Fabiano	7,544,987	357,755	—

(2) Approval of the 2005 Equity and Incentive Plan	2,634,922	2,105,823	69,148
(3) Ratification of PricewaterhouseCoopers LLP as independent auditors.	7,798,298	53,082	51,362

Item 6 - Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 3 on Page 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

Date November 9, 2005	/s/ Kenneth J. Galaznik
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