Form 10-Q
period 2005-12-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2006-02-09
CIK 5768

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at February 2, 2006
$.66 2/3 par value	8,179,164

American Science and Engineering, Inc. and Subsidiary

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

Dollars in thousands

	December 31, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$41,052	$15,418
Restricted cash and investments	162	355
Short-term investments	34,265	20,590
Accounts receivable, net of allowances of $361 and $501 at December 31, 2005 and March 31, 2005, respectively	26,834	28,170
Unbilled costs and fees, net of allowances of $36 and $76 at December 31, 2005 and March 31, 2005, respectively	2,051	691
Note receivable	2,800	2,800
Inventories	15,670	24,941
Deferred tax assets	3,140	—
Prepaid expenses and other current assets	5,044	1,957

Total current assets	131,018	94,922
Building, equipment and leasehold improvements, net	15,305	3,329
Deferred tax asset	117	—
Other assets, net	—	36

Total assets	$146,440	$98,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,141	$6,743
Accrued salaries and benefits	4,676	3,158
Accrued warranty costs	3,407	2,322
Accrued income taxes	—	15
Deferred revenue	3,084	3,634
Customer deposits	9,457	11,132
Current portion of lease financing liability	728	—
Other current liabilities	2,287	2,986

Total current liabilities	28,780	29,990
Lease financing liability	5,695	—
Warrant liability	6,784	6,137
Other non-current liabilities	396	590
Total liabilities	41,655	36,717

Stockholders’ equity:
Preferred stock, no par value Authorized — 100,000 shares; Issued - none	—	—
Common stock, $0.66 2/3 par value Authorized — 20,000,000 shares Issued and Outstanding 8,639,561 shares at December 31, 2005 and 8,341,480 shares at March 31, 2005	5,759	5,560
Capital in excess of par value	71,928	54,098
Accumulated other comprehensive income	(35)	(12)
Unearned compensation	(21)	(169)
Retained earnings	27,154	2,093

Total stockholders’ equity	104,785	61,570

Total liabilities and stockholders’ equity	$146,440	$98,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

Dollars and shares in thousands, except per share amounts

		Three Months Ended		Nine Months Ended
		Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2004
	Revenues:
	Net product sales and contract revenues	$28,213	$18,320	$99,705	$47,640
	Net service revenues	10,327	5,160	23,138	13,706
	Total net revenues	38,540	23,480	122,843	61,346

	Cost of sales and contracts:
	Cost of product sales and contracts	13,544	12,090	50,352	32,974
	Cost of service revenues	5,622	2,881	13,749	7,728
	Total cost of sales and contracts	19,166	14,971	64,101	40,702
	Gross profit	19,374	8,509	58,742	20,644

	Expenses:
	Selling, general and administrative	4,546	3,829	13,383	10,550
	Research and development	2,201	1,312	7,093	3,779
	Total expenses	6,747	5,141	20,476	14,329

	Operating income	12,627	3,368	38,266	6,315

	Other income (expense):
	Interest and investment income	704	121	1,576	289
	Other, net	14	(72)	39	(77)
	Change in warrant valuation	808	(1,394)	(2,109)	(4,580)
	Total other income (expense)	1,526	(1,345)	(494)	(4,368)

	Income before income taxes	14,153	2,023	37,772	1,947
	Provision for income taxes	4,485	—	12,711	65

	Net income	$9,668	$2,023	$25,061	$1,882

Income per share	—Basic	$1.12	$0.25	$2.95	$0.24

	—Diluted	$0.95	$0.23	$2.77	$0.22

Weighted average shares	—Basic	8,601	8,082	8,485	7,835

	—Diluted	9,321	8,805	9,062	8,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Dollars in thousands

	For the Nine Months Ended
	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income	$25,061	$1,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	645	1,090
Provisions for contract, inventory, and accounts receivable reserves	2,828	1,165
Realized gains or losses on short-term investments	—	(7)
Amortization of bond discount	(218)	(21)
Deferred income taxes	5,928	—
Reduction of income taxes paid due to the tax benefit from employee stock option expense	3,799	—
Reversal of deferred tax asset valuation allowance relating to the utilization of net operating losses	(2,160)	—
Stock compensation in lieu of fees	217	137
Change in value of warrants	2,109	4,580
Changes in assets and liabilities:
Accounts receivable	1,510	(3,515)
Unbilled costs and fees	(1,332)	2,303
Inventories	6,241	(10,303)
Prepaid expenses and other assets	(3,051)	(550)
Accounts payable	(1,602)	2,333
Customer deposits	(1,675)	7,403
Deferred revenue	(700)	(420)
Accrued expenses and other current liabilities	2,023	2,552
Non-current liabilities	(44)	(15)
Total adjustments	14,518	6,732
Net cash provided by operating activities	39,579	8,614

Cash flows from investing activities:
Purchases of short-term investments	(42,972)	(17,370)
Maturity of short-term investments	29,496	2,397
Purchases of property and equipment	(7,468)	(2,269)
Net cash used for investing activities	(20,944)	(17,242)

Cash flows from financing activities:
Decrease in restricted cash	193	205
Proceeds from exercise of warrants	1,263	1,349
Proceeds from exercise of stock options	4,047	6,878
Proceeds from short term financing of leasehold improvement	1,500	—
Net cash provided by financing activities	7,003	8,432
Effect of exchange rate changes on cash	(4)	—
Net increase in cash and cash equivalents	25,634	(196)
Cash and cash equivalents at beginning of period	15,418	18,232
Cash and cash equivalents at end of period	$41,052	$18,036

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

The unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary, consisting solely of normal recurring adjustments, to present fairly the Company’s financial position, results of operations and cash flows.  These quarterly results are not necessarily indicative of the results to be expected for the entire year.

Nature of Operations

The Company is engaged in the development and manufacture of sophisticated X-ray inspection systems for critical detection and security screening solutions for sale primarily to U.S. and foreign government agencies.  The Company has only one reporting segment, X-ray screening products.

Significant Accounting Policies

Revenues on cost reimbursable and long-term fixed price contracts are generally recorded as costs are incurred using the percentage of completion method.  For systems that are produced in a standard manufacturing operation and have shorter order to delivery cycles, the Company recognizes sales at the time of shipment of the system to the customer and when other revenue recognition criteria (such as transfer of risk) are met.

The Company’s Export and Security Agreement with Silicon Valley Bank East requires certain cash balances to be restricted as collateral against outstanding standby letters of credit; these are separately presented as restricted cash. (See Note 4)

The other significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2005.  The Company has made no changes to these policies during the current year.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Comprehensive Income

Comprehensive income is comprised of the following:

(In thousands)

	Three months ended		Nine months ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2004
Net income	$9,668	$2,023	$25,061	$1,882
Foreign currency translation adjustments	(5)	12	(4)	—
Unrealized gains and losses from marketable securities	—	(11)	(19)	(17)
Comprehensive income	$9,663	$2,024	$25,038	$1,865

Pro Forma Stock-Based Compensation Expense

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to continue to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock-based compensation plans. Had compensation cost for awards under the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company’s net income and income per share would have been as follows:

	Three months ended		Nine months ended
(In thousands except per share amounts)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2004

Net income as reported	$9,668	$2,023	$25,061	$1,882
Add: Stock based compensation using intrinsic value for all awards	60	50	217	137
Less: Stock based compensation using intrinsic and fair value method for all awards	(1,607)	(1,368)	(6,513)	(2,877)
Pro forma net income (loss) - Basic	$8,121	$705	$18,765	$(858)

Net income as reported	$9,668	$2,023	$25,061	$1,882
Add: Stock based compensation using intrinsic value for all awards	60	50	217	137
Less: Adjustment to net income for change in warrant valuation	(808)	—	—	—
Less: Stock based compensation using intrinsic and fair value method for all awards	(1,607)	(1,368)	(6,513)	(2,877)
Pro forma net income (loss) - Diluted	$7,313	$705	$18,765	$(858)
Income (loss) per share — Basic:
As reported	$1.12	$0.25	$2.95	$0.24
Pro forma	$0.94	$0.09	$2.21	$(0.11)
Income (loss) per share — Diluted:
As reported	$0.95	$0.23	$2.77	$0.22
Pro forma	$0.79	$0.08	$2.09	$(0.11)

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.38% and 3.25% for fiscal 2006 and fiscal 2005, respectively, expected volatility of 52% and 73% for fiscal 2006 and fiscal 2005, respectively, an expected dividend yield of 0% for both periods and an expected life of 3 years and 5 years for fiscal 2006 and fiscal 2005, respectively.

On April 22, 2005, the Company announced that its Board of Directors had accelerated the vesting of certain unvested stock options previously awarded to employees.  Options to purchase 186,033 shares of common stock were subject to the acceleration.  The acceleration was effective immediately, on a fully vested basis.  Options held by the Board of Directors, the Chief Executive Officer, the Chief Financial Officer, and other employees who participated in other incentive or commission compensation plans were excluded from the acceleration.  The Company recorded during the three and nine months ended December 31, 2005, respectively, $0 and $64,000, in compensation expense related to these accelerated options for options exercised by individuals who terminated employment prior to the original option vesting date.

2.    Inventories

(Dollars in thousands)	Dec. 31, 2005	March 31, 2005
Inventories consisted of:
Raw materials and completed sub-assemblies	$5,725	$12,763
Work-in-process	6,304	5,458
Finished goods	3,641	6,720
Total	$15,670	$24,941

3.    Income per Common and Common Equivalent Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share includes the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarter ended December 31, 2005 and December 31, 2004, common stock equivalents of 56,000 and 31,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.  For the nine months ended December 31, 2005 and December 31, 2004, common stock equivalents of 249,000 and 106,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three months ended		Nine months ended
(In thousands except per share amounts)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2004
Earnings Per Share Basic:
Net income	$9,668	$2,023	$25,061	$1,882
Weighted average number of common shares outstanding – basic	8,601	8,082	8,485	7,835
Net income per share – basic	$1.12	$0.25	$2.95	$0.24
Diluted:
Net income	$9,668	$2,023	$25,061	$1,882
Adjustment to net income for change in warrant valuation	(808)	—	—	—
Adjusted net income	$8,860	$2,023	$25,061	$1,882
Weighted average number of common shares outstanding	8,601	8,082	8,485	7,835
Assumed exercise of stock options and/or warrants, using the treasury stock method	720	723	577	574
Weighted average number of common and potential common shares outstanding – diluted	9,321	8,805	9,062	8,409
Net income per share - diluted	$0.95	$0.23	$2.77	$0.22

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

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (7.25% at December 31, 2005). The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.

At December 31 2005, there were no borrowings outstanding against these credit facilities. The Company had outstanding $932,000 in stand-by letters of credit against the domestic facility and $301,000 in stand-by letters of credit against the export facility.  Of the outstanding letters of credit, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects.  No amounts have been drawn against these letters of credit. In addition, at December 31, 2005, the Company had a restricted cash balance of $162,000 related to certain bank required deposits related to outstanding letters of credits, bid bonds, and other bank-related fees.

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

At December 31, 2005, 167,700 warrants remain outstanding.   Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet. This liability is remeasured each quarter and marked to market.  The “mark to market” change in the warrants valuation of $808,000 and $(1,394,000) was recorded as other income (expense) for the three months ended December 31, 2005 and December 31, 2004, respectively.  The “mark to market” change in the warrants valuation of $(2,109,000) and $(4,580,000) was recorded as other expense for the nine months ended December 31, 2005 and December 31, 2004, respectively.  The liability of $6,784,000 and $6,137,000 representing the fair market value of outstanding warrants at period end is recorded as a non-current liability at December 31, 2005 and March 31, 2005, respectively. The fair market value of the warrants was determined using the Black-Scholes pricing model with an assumed volatility of 55% and 73% at December 31, 2005 and March 31, 2005, respectively, an interest rate of 3.125% and 3.25% at December 31, 2005 and March 31, 2005, respectively and a life equal to the remaining term of the warrants at each period end.

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

In the first quarter of fiscal 2006, the Company reevaluated its valuation allowance for deferred tax assets and determined that a full release of valuation allowances was appropriate based upon period earnings, the Company’s updated forecasted earnings for fiscal 2006, sales backlog and other factors.  The release of the valuation allowance, as it relates to tax expenses, has been included in determining the Company’s annual effective tax rate for fiscal 2006.  In connection with this release, the Company also recorded a corresponding entry to paid in capital totaling $7,025,000 for the tax benefit from the utilization of the net operating loss carry-forwards resulting from the exercise of certain employee stock options.

7.                                      Guarantees

Certain of the Company’s parcel and cargo products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three and nine months ended December 31, 2005 and December 31, 2004 is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2004
Warranty accrual - beginning of period	$3,751	$1,243	$2,322	$699
Accruals for warranties issued during the period	186	1,214	2,327	2,262
Warranty costs incurred during the period	(530)	(517)	(1,242)	(1,021)
Warranty accrual – end of period	$3,407	$1,940	$3,407	$1,940

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Inc.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Inc. during the lease term which expires in February 2011. Total remaining lease payments at December 31, 2005 totaled $1,877,000.  No accrual for this contingent liability has been recorded at December 31, 2005 as payment of this liability is considered remote.

8.                                      Lease Commitments

In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts.  As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space.  The Company is responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under EITF 97-10 “The Effect of Lessee Involvement in Asset Construction”.  During the nine months ended December 31, 2005, upon commencement of the construction project, the Company capitalized $5,153,000 to record the building facility on its books with an offsetting credit to the Leasehold financing liability.  In addition, amounts paid for construction were recorded as construction in progress and the landlord construction contributions of $1,500,000 in the period were recorded as additional leasehold financing liability.  In connection with the construction, the Company entered into a construction contract with a total commitment of $6,534,000 of which $2,653,000 remains outstanding at December 31, 2005.

Upon completion of construction, the lease may qualify for sale-leaseback treatment in accordance with SFAS No. 98.  For leases that qualify, the deemed landlord financing liability and the associated construction-in-progress and capitalized building costs will be removed and the difference will be reclassified to prepaid or deferred rent and amortized over the lease term as rent expense.  If the lease does not qualify for sale-leaseback treatment in accordance with SFAS No. 98, the deemed landlord financing liability will be amortized over the lease term based on the payments designated in the agreement and the building and improvement assets will be depreciated on a straight line basis over their useful lives.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net revenues for the third quarter of fiscal 2006 increased by $15,060,000 to $38,540,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $9,893,000 in product sales due to increased shipments of Z Backscatter systems which experienced an increase in revenue of $11,439,000 over the corresponding period a year ago.   In addition, there was an increase of $1,358,000 in CargoSearch system revenues due to work performed on one large CargoSearch project during the quarter. These increases were partially offset by a $1,687,000 decrease in sales from the High Energy Systems group due to the sale of certain assets and contracts of the High Energy Systems division in the fourth quarter of fiscal 2005.  Service revenues increased by $5,167,000 to $10,327,000 compared to the third quarter of fiscal 2005 due primarily to the increased volume of service contracts related to increased system deliveries over the past 12-18 months.

Net revenues for the nine months ended December 31, 2005 increased by $61,497,000 to $122,843,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $52,065,000 in product sales due to increased shipments of Z Backscatter systems which comprised $47,920,000 of this increase.  In addition, there was an increase of $7,599,000 in CargoSearch system revenues with increased activity on system projects ongoing during the period and a $2,301,000 increase in sales of after-market parts.  These increases were partially offset by a $4,414,000 decrease in sales from the High Energy Systems group due to the sale of certain assets and contracts of the High Energy Systems division in the fourth quarter of fiscal 2005.  Service revenues increased by $9,432,000 to $23,138,000 in the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due primarily to the increased volume of service contracts related to systems sold over the past 12-18 months.

Total cost of sales and contracts for the third quarter of fiscal 2006 increased by $4,195,000 to $19,166,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $1,454,000 to $13,544,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 48% of revenues versus 66% of revenue for the corresponding period last year.  This improvement in gross margin is due primarily to the mix of products sold in the period, improved absorption of fixed overhead costs due to the significant volume increases, and the reduction of direct costs of certain products through improved supplier agreements and a reduction of internal labor costs per system due to operating efficiencies.  Some of the product gross margin improvement was offset by an increase in reserves for excess and obsolete inventory ($425,000) in the quarter due to changes in the Company’s projected mix of product usage.  Cost of services revenues for the third quarter ended December 31, 2005 increased by $2,741,000 to $5,622,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 54% of revenues versus 56% for the corresponding period last year.  This margin improvement is due primarily to comparatively lower costs incurred on certain service contracts during the period.

Total cost of sales and contracts for the nine months ended December 31, 2005 increased by $23,399,000 to $64,101,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $17,378,000 to $50,352,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 51% of revenues versus 69% of revenue for the corresponding period last year.  This improvement in gross margin is due primarily to the mix of products sold in the period, improved absorption of fixed overhead costs due to the significant volume increases, and the reduction of direct costs of certain products through improved supplier agreements and a reduction of internal labor costs per system due to operating efficiencies.   Some of the product gross margin improvement was offset by an increase in reserves for excess and obsolete inventory ($2,137,000) in the first nine months of fiscal 2006 due to changes in the Company’s projected mix of product usage.  Cost of services revenues for the nine months ended December 31, 2005 increased by $6,021,000 to $13,749,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 59% of revenues versus 56% for the corresponding period last year.  This margin decline is due primarily to comparatively higher costs incurred on certain service contracts during the period.

Selling, general and administrative expenses for the third quarter of fiscal 2006 of $4,546,000 were $717,000 higher than the corresponding period a year ago.  Selling, general and administrative expenses represented 12% of revenues in the current period as compared to 16% for the corresponding period last year.  The increase in costs are attributable primarily to increases in corporate insurance premiums ($284,000), increased legal and audit related costs ($399,000), and increased marketing and travel related costs ($209,000) due to increased sales activity. These increases were offset somewhat by a $181,000 reduction in expenses related to the High Energy Systems division whose assets were sold in the fourth quarter of fiscal 2005 and remaining operations consolidated with the Company’s corporate headquarters.

Selling, general and administrative expenses for the nine months ended December 31, 2005 of $13,383,000 were $2,833,000 higher than the corresponding period a year ago.  Selling, general and administrative expenses represented 11% of revenues in the current period as compared to 17% for the corresponding period last year.  The increase in costs are attributable primarily to increased incentive and payroll costs ($1,345,000), marketing and travel related costs ($700,000) due to increased sales activity, increased legal expenditures ($533,000) related to ongoing litigation, increased corporate insurance premiums ($489,000) and costs related to the Company’s software implementation project ($154,000).  These increases were offset by a $599,000 reduction in expenses related to the High Energy Systems division whose assets were sold in the fourth quarter of fiscal 2005 and remaining operations consolidated with the Company’s corporate headquarters.

Company funded research and development expenses of $2,201,000 for the third quarter of fiscal 2006 increased by $889,000 compared to the corresponding period last year. Research and development expenses remained constant at 6% of revenues in both periods reported. These expenditures increased primarily due to three product development programs ongoing during the quarter.

Company funded research and development expenses of $7,093,000 for the nine months ended December 31, 2005 increased by $3,314,000 compared to the corresponding period last year. Research and development expenses represented 6% of revenues in both periods reported.  These expenditures increased primarily due to three product development programs ongoing during the fiscal year.

Other income (expense) was $1,526,000 in income for the third quarter of fiscal 2006 as compared to $1,345,000 in expense for the corresponding period a year ago.   At December 31, 2005, other income (expense) included warrants which were “marked to market” using Black-Scholes and the change in the valuation of the warrants of $808,000 was recorded as other income in the quarter. During the three months ended December 31, 2004, this mark to market adjustment generated $1,394,000 in other expense.  In addition, in the quarter ended December 31, 2005, the Company earned $704,000 in income on investments held as compared to $121,000 in the quarter ended December 31, 2004 due to increases in the Company’s cash and investments balances over the prior year.

Other income (expense) was $494,000 in expense for the first nine months of fiscal 2006 as compared to $4,368,000 in expense for the corresponding period a year ago.   At December 31, 2005, other income (expense) included warrants which were “marked to market” using Black-Scholes and the change in the valuation of the warrants of $2,109,000 was recorded as other expense in the nine months ended December 31, 2005.  During the nine months ended December 31, 2004, this mark to market adjustment generated $4,580,000 in other expense.  In addition, in the nine months ended December 31, 2005, the Company earned $1,576,000 in income on investments held as compared to $289,000 in the nine months ended December 31, 2004 due to increases in the Company’s cash and investments balances over the prior year.

The Company reported pre-tax income of $14,153,000 in the quarter ended December 31, 2005 as compared to pre-tax income of $2,023,000 in the corresponding period a year ago due to the factors described above. For the nine months ended December 31, 2005, the Company reported pre-tax income of $37,772,000 as compared to a pre-tax income of $1,947,000 for the corresponding period a year ago attributable to the factors described above.

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

The Company’s effective tax rate for the nine months ended December 31, 2005  was 33.6% calculated by adjusting the Company’s statutory tax rate by the valuation allowance release, permanent tax differences, and other general and business credits.  In the nine months ended December 31, 2004, the Company had no effective tax rate due to its net operating loss carryovers as well as other unused general and business credits which required valuation reserves.

The Company had net income of $9,668,000 during the third quarter of fiscal 2006 as compared to net income of $2,023,000 in the third quarter of fiscal 2005.  The Company had net income of $25,061,000 for the nine months ended December 31, 2005 as compared to net income of $1,882,000 for the nine months ended December 31, 2004.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents increased by $25,634,000 to $41,052,000 at December 31, 2005 compared to $15,418,000 at March 31, 2005. This increase in cash and cash equivalents is due to cash provided by operations generated primarily from profits earned during the period, a decrease in outstanding accounts receivable due to increased collections and decreased inventory balances attributable to the increased shipments during the period.  In addition, the Company received $5,310,000 upon exercise of outstanding stock options and warrants and $1,500,000 advance payment received from the landlord for leasehold improvements.   These increases were offset somewhat by net purchases of short term investments of $13,476,000 during the period and $7,468,000 in capital expenditures related primarily to the Company’s ongoing ERP system implementation, the construction of certain systems to be used for marketing demonstration purposes, and construction related costs on a building expansion project which commenced during the current fiscal year.

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

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (7.25% at December 31, 2005). The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.

At December 31, 2005, there were no borrowings outstanding against these credit facilities The Company had outstanding $932,000 in stand-by letters of credit against the domestic facility and $301,000 in stand-by letters of credit against the export facility.  Of the outstanding letters of credit, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects.  No amounts have been drawn against these letters of credit. In addition, at December 31, 2005, the Company had a restricted cash balance of $162,000 related to certain bank required deposits related to outstanding letters of credits, bid bonds, and other bank-related fees.

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

In December 2004, the FASB issued a FASB Staff Position (FSP) 109-1 Application of FASB 109 to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004. The new act provides for a special tax deduction on qualified production activities income that effectively reduces the Company’s tax rate. The FASB has decided that these amounts should be recorded as a special deduction, and recorded in the year earned. The Company does not believe that the adoption of this FSP statement will have a material impact on the Company’s consolidated financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The cash accounts for the Company’s operations in Singapore, Hong Kong, England, and Abu Dhabi are maintained in Singapore dollars, Hong Kong dollars, pounds sterling and dirhams, respectively. Foreign currency accounts are marked to market at current rates that resulted in immaterial translation adjustments to stockholders’ equity. The gains and losses from foreign currency transactions are included in the statements of operations for the period and were also immaterial. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company’s results of operations or financial position.

As of December 31, 2005, the Company held short-term investments consisting of money market funds and U.S. government and government agency bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments had an average interest rate of approximately 4.30% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock.  As of December 31, 2005, 167,700 of these warrants remain outstanding.  These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company, and as such a liability equal to Black-Scholes value of the warrants is recorded on the balance sheet. Changes in the fair value of the warrants are recorded as other income (expense). The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock. A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $1,015,000 positive or negative impact on earnings.

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

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In February 2004, L-3 Communications, Inc. (“L-3”) filed a lawsuit against the Company in the United States District Court for the District of Massachusetts in Boston, seeking declaratory judgments of non-infringement and/or invalidity of two of the Company’s patents—United States Patent No. 6,292,533 and No. 5,903,623. The Company answered L-3’s underlying complaint, vigorously opposing the plaintiff’s non-infringement and invalidity claims, and subsequently engaged in substantial discovery. In November 2005, the Company filed a motion to dismiss the case.  Pending the court’s ruling, the parties have suspended discovery as to the underlying claims.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business.  At the present time, it is not possible to predict the outcome of these matters; however, the Company currently believes that resolving these matters will not have a material adverse impact on its financial condition, results of operations or cash flows.

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

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

Date February 9, 2006	/s/ Kenneth J. Galaznik
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