Form 10-Q
period 2006-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2006-08-09
CIK 5768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at August 2, 2006
$66 2/3 par value	9,146,349

American Science and Engineering, Inc. and Subsidiary
Index

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)

Dollars in thousands

	June 30, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$51,516	$50,655
Restricted cash and investments	12,931	98
Short-term investments	40,915	43,117
Accounts receivable, net of allowances of $369 and $345 at June 30, 2006 and March 31, 2006, respectively	30,807	25,868
Unbilled costs and fees, net of allowances of $36 and $36 at June 30, 2006 and March 31, 2006, respectively	3,279	4,057
Inventories	17,476	16,886
Prepaid expense and other current assets	3,353	9,862
Deferred income taxes	4,126	3,381

Total current assets	164,403	153,924
Building, equipment and leasehold improvements, net	19,835	18,717
Deferred income taxes	1,335	748
Other assets, net	440	—

Total assets	$186,013	$173,389

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,717	$6,659
Accrued salaries and benefits	2,154	6,554
Accrued warranty costs	3,210	3,606
Accrued income taxes	1,375	—
Deferred revenue	4,447	3,331
Customer deposits	14,363	6,103
Current portion of lease financing liability	795	787
Warrant liability	772	—
Other current liabilities	2,348	1,853

Total current liabilities	33,181	28,893
Lease financing liability, net of current portion	9,435	9,630
Warrant liability	—	4,038
Other long term liabilities	2,772	630
Total liabilities	45,388	43,191

Stockholders’ equity:
Preferred stock, no par value Authorized—100,000 shares; Issued—none	—	—
Common stock, $0.66 2/3 par value Authorized—20,000,000 shares Issued and Outstanding 9,141,850 shares at June 30, 2006 and 9,070,679 shares at March 31, 2006	6,094	6,047
Capital in excess of par value	96,636	94,061
Accumulated other comprehensive income	21	(16)
Unearned compensation	—	(1,773)
Retained earnings	37,874	31,879

Total stockholders’ equity	140,625	130,198

Total liabilities and stockholders’ equity	$186,013	$173,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

Dollars and shares in thousands, except per share amounts

		For the Three Months Ended
		June 30, 2006	June 30, 2005

	Net sales and contract revenues:
	Net product sales and contract revenues	$19,113	$29,513
	Net service revenues	10,769	5,649
	Total net revenues and contract revenues	29,882	35,162

	Cost of sales and contracts:
	Cost of product sales and contracts	10,741	17,027
	Cost of service revenues	5,644	3,543
	Total cost of sales and contracts	16,385	20,570
	Gross profit	13,497	14,592

	Expenses:
	Selling, general and administrative	5,695	4,138
	Research and development	2,249	2,422
	Total expenses	7,944	6,560

	Operating income	5,553	8,032

	Other income (expense):
	Interest and investment income	1,116	361
	Interest expense	(99)	—
	Other, net	13	14
	Change in warrant valuation	2,132	533
	Total other income (expense)	3,162	908

	Income before provision for income taxes	8,715	8,940
	Provision for income taxes	2,720	1,943

	Net income	$5,995	$6,997

Income per share	—Basic	$0.66	$0.84
	—Diluted	$0.41	$0.78

Weighted average shares	—Basic	9,073	8,376
	—Diluted	9,372	8,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollars in thousands

	For the Three Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$5,995	$6,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	524	201
Provisions for contracts, inventory and accounts receivable reserves	36	1,126
Amortization of bond discount	(246)	(109)
Deferred income taxes	(1,332)	(1,167)
Reversal of deferred tax asset valuation allowance	—	2,588
Change in value of warrants	(2,132)	(534)
Stock-based compensation expense	2,200	52
Changes in assets and liabilities:
Accounts receivable	(4,963)	5,216
Unbilled costs and fees	778	(457)
Inventories	(602)	1,805
Prepaid expenses and other assets	3,974	(306)
Accounts payable	(2,942)	(3,912)
Accrued income taxes	1,375	270
Customer deposits	8,260	(3,185)
Deferred revenue	3,262	(691)
Accrued expenses and other current liabilities	(4,165)	(348)
Non-current liabilities	(4)	80
Net cash provided by operating activities	10,018	7,626

Cash flows from investing activities:
Purchases of short-term investments	(17,186)	(13,020)
Maturities of short-term investments	19,650	11,330
Purchases of property and equipment	(1,642)	(981)
Net cash provided by (used in) investing activities	822	(2,671)

Cash flows from financing activities:
Increase in restricted cash	(12,833)	(627)
Proceeds from exercise of warrants	834	838
Proceeds from exercise of stock options	77	636
Proceeds from short term financing of leasehold improvement	2,095	1,500
Repayment of lease financing	(187)	—
Reduction of income taxes paid due to the tax benefit from employee stock option expense	15	251
Net cash provided by (used in) financing activities	(9,999)	2,598

Foreign currency translation effect on cash	20	(11)

Net increase in cash and cash equivalents	861	7,542
Cash and cash equivalents at beginning of period	50,655	15,418
Cash and cash equivalents at end of period	$51,516	$22,960

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

The Company’s Export and Security Agreement with Silicon Valley Bank East requires certain cash balances to be restricted as collateral against outstanding standby letters of credit; these are separately presented as restricted cash. (See Note 5)

The other significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2006.  The Company has made no changes to these policies during the current year.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended
(in thousands)	June 30, 2006	June 30, 2005
Net income	$5,995	$6,997
Foreign currency translation adjustments	20	(11)
Unrealized gains and losses from marketable securities	17	4
Comprehensive income	$6,032	$6,990

2.   Accounting for Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) “Accounting for Stock-Based Compensation”, which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Share-based Compensation”, as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting April 1, 2006, the first day of Company’s fiscal year 2007. Prior period information will not be restated to reflect the fair value method of expensing share-based awards.

Stock- based compensation costs recognized for the three month period ended June 30, 2006, included compensation costs for awards granted prior to, but not yet vested as of April 1, 2006 (adoption date), as well as any new grants issued after April 1, 2006. Total costs recognized during the three month period ended June 30, 2006 amounted to $2,014,000. The Company recognized $1,624,000 of the share-based compensation costs in the consolidated statements of income for the three months ended June 30, 2006 and capitalized $390,000 of compensation costs on the balance sheet, as such costs qualified for capitalization. The income tax benefit related to such compensation for the three months ended June 30, 2006 was approximately $306,000. Total amount of options granted during the three months ended June 30, 2006 were 8,670.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income:

Three Months Ended
June 30, 2006
Cost of revenues	$665
Selling, general and administrative	959
Total share-based compensation expense before tax	$1,624

As of June 30, 2006, there was approximately $6,537,000 of unrecognized compensation costs related to options granted. The unrecognized compensation will be primarily recognized over a period of approximately 3 years.

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Share-based Compensation,” as amended by SFAS No. 148, “Accounting for Share-based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

Three Months Ended
June 30, 2005
Net income as reported	$6,997
Add: Employee compensation expense for share options included in reported net income, net of income taxes	—
Less: Total employee compensation expense for share options determined under the fair value method, net of income taxes	(3,976)
Pro forma net income	$3,021
Earnings per share:
Basic—as reported	$0.84
Basic—pro forma	$0.36
Diluted—as reported	$0.78
Diluted—pro forma	$0.34

Upon adoption of SFAS 123(R), in accordance with Staff Accounting Bulletin No. 107, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The fair value of options at date of grant was estimated with the following assumptions:

	Three Months Ended
	June 30, 2006	June 30, 2005
Assumptions:
Option life	3 years	3 years
Risk-free interest rate	5.16%	3.70%
Stock volatility	52.98%	72.00%
Dividend yield	-0-	-0-

Stock Option and Other Compensation Plans:

Effective April 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method to account for share-based payments to employees and the Company’s Board of Directors. The primary types of share-based payments currently utilized by the Company are stock options and restricted stock.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company has the following stock option plans outstanding as of June 30, 2006: the 1995 Combination Plan, the 1996 Plan for Non-Employee Directors, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,780,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

During fiscal 2006, the Company instituted a long term incentive plan for certain key employees. The plan calls for the issuance of restricted stock and options which vest upon the achievement of certain performance based goals as well as service time incurred. During the three months ended June 30, 2006, a total of 34,692 shares of restricted stock and options to purchase an additional 8,670 shares were granted. The fair values of these restricted awards are determined using the Black Scholes valuation model. Compensation cost recognized for restricted stock and options issued to certain key employees for the three months ended June 30, 2006 amounted to $125,000. There was no compensation cost recognized for key employee restricted stock and options during the three months ended June 30, 2005.

Nonvested restricted stock awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2006, there was $2,747,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company’s stock plans. That is cost is expected to be recognized over a 3 year period.

Annually on January 10th the Board of Directors is granted restricted stock. The stock vests pro-rata based on service time incurred in the upcoming calendar year. On January 10, 2006, the Board of Directors was granted 3,413 shares of restricted stock. The fair value of these restricted awards was determined using the Black Scholes valuation model. Compensation cost recognized for restricted stock issued to the Board of Directors for the three months ended June 30, 2006 and June 30, 2005 amounted to $62,000 and $37,500, respectively.

The following tables summarize stock option activity during the first three months of fiscal year 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

Outstanding at March 31, 2006	878,470	$36.79
Grants	8,670
Exercises	(2,600)
Cancellations	(9,000)
Outstanding at June 30, 2006	875,540	$36.83	$8.14

Information related to the stock options outstanding as of June 30, 2006 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$6.50 - $20.00	259,270	6.54	$11.76	178,470	$11.60
$20.01 - $30.00	114,150	8.18	27.21	92,100	27.74
$30.01 - $40.00	73,041	8.44	38.95	7,375	37.96
$40.01 - $50.00	88,199	8.71	44.88	16,467	44.74
$50.01 - $60.00	244,480	9.05	53.63	—	—
$60.01 - $90.00	96,400	9.36	64.04	5,000	66.45
$6.50 - $83.02	875,540	8.14	$36.83	299,412	$19.95

Options for the purchase of 299,412 shares were exercisable at June 30, 2006, with a weighted-average exercise price of $19.95.

The aggregate intrinsic value of the Company’s “in-the-money” outstanding and exercisable options as of June 30, 2006 was $10,242,000. The intrinsic value of the options exercised during the three months ended June 30, 2006 was $66,109. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

The following table summarizes the status of the Company’s nonvested restricted stock awards since March 31, 2006:

	Nonvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2006	23,125	$55.31
Granted	34,692
Vested	(853)
Forfeited	—
Outstanding at June 30, 2006	56,964	$54.01

3.   Inventories

(Dollars in thousands)	June 30, 2006	March 31, 2006
Inventories consisted of:
Raw materials, completed sub-assemblies, and spare parts	$8,384	$6,856
Work-in-process	5,763	6,325
Finished goods	3,329	3,705
Total	$17,476	$16,886

4.   Income per Common and Common Equivalent Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarter ended June 30, 2006 and June 30, 2005, common stock equivalents of 600 and 96,626, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended
(in thousands except per share amounts)	June 30, 2006	June 30, 2005

Earnings Per Share Basic:
Net income	$5,995	$6,997
Weighted average number of common shares outstanding — basic	9,073	8,376
Net income per share — basic	$0.66	$0.84
Diluted:
Net income	$5,995	$6,997
Adjustment to net income for change in warrant valuation	(2,132)	—
Adjusted net income	3,863	6,997
Weighted average number of common shares outstanding	9,073	8,376
Assumed exercise of stock options and warrants, using the treasury stock method	299	608
Weighted average number of common and potential common shares outstanding — diluted	9,372	8,984
Net income per share — diluted	$0.41	$0.78

5.   Borrowings

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

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (8.25% at June 30, 2006). The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.

At June 30, 2006, there were no borrowings outstanding against these credit facilities. The Company had outstanding $2,160,000 in stand-by letters of credit against the domestic facility and no stand-by letters of credit against the export facility.  Of the outstanding letters of credit, $1,250,000 relates to a performance bond on an ongoing international project, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects.  No amounts have been drawn against these letters of credit. In addition, at June 30, 2006, the Company had a restricted cash balance of $12,931,000. Of the restricted cash, $12,500,000 relates to an advance payment guarantee associated with an ongoing international project and the remainder related to certain bank required deposits related to outstanding letters of credits, bid bonds, and other bank-related fees.

6.   Warrant Liability

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

At June 30, 2006, 21,625 warrants remain outstanding.   Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the fair value of the warrants at the deal closing date was recorded on the Company’s balance sheet. This liability is remeasured each quarter and marked to market.  The “mark to market” change in the warrants valuation of $2,132,000 and $533,000 was recorded as other income for the three months ended June 30, 2006 and June 30, 2005, respectively.  The liability of $772,000 and $4,038,000 representing the fair market value of outstanding warrants at period end is recorded as a current liability at June 30, 2006 and as a non-current liability as of March 31, 2006, respectively. The fair market value of the warrants was determined using the Black-Scholes pricing model with an assumed volatility of 53% and 49% at June 30, 2006 and March 31, 2006, respectively, an interest rate of 5.24% and 4.60% at June 30, 2006 and March 31, 2006, respectively and a life equal to the remaining term of the warrants at each period end.

7.   Income Taxes

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

On November 10, 2005, the Financial Accounting Standards board (“FASB”) issued FASB Staff Position No. FAS 123(R) “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified or Long-Haul Method to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoptions of SFAS 123(R). The Company has elected to use the Long-Haul Method of calculating the APIC pool.

8.   Guarantees

Certain of the Company’s parcel and cargo products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three months ended June 30, 2006 and June 30, 2005 is as follows:

(in thousands)	Three months ended June 30, 2006	Three months ended June 30, 2005
Warranty accrual at beginning of period	$3,606	$2,322
Accruals for warranties issued during the period	59	814
Warranty costs incurred during period	(455)	(368)
Warranty accrual at end of period	$3,210	$2,768

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Inc.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Inc. during the lease term which expires in February 2011. Total remaining lease payments at June 30, 2006 totaled $1,725,000.  No accrual for this contingent liability has been recorded at June 30, 2006 as payment of this liability is considered remote.

9.   Lease Commitments

In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts. As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space. The Company was responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”. During the year ended March 31, 2006, the Company capitalized $5,153,000 to record the facility on its books with an offsetting credit to the lease financing liability. In addition, amounts paid for construction were recorded as construction in progress and the landlord construction allowances of $5,642,000 (of which $208,000 was a receivable at June 30, 2006) were recorded as additional lease financing liability.

At the completion of the construction in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with SFAS No. 98. Based on this review, it was determined that the lease did not qualify for sale-leaseback treatment. As a result, building and tenant improvements and associated lease financing liabilities remain on the Company’s books. The lease financing liability is being amortized over the lease term based on the payments designated in the agreement and the building and tenant improvement assets are being depreciated on a straight line basis over their useful lives.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net revenues for the first quarter of fiscal 2007 decreased by $5,280,000 to $29,882,000 compared to the corresponding period a year ago.  This decrease is attributable primarily to a decrease of $10,400,000 in product sales, $4,981,000 which relates to decreased shipments of Z Backscatter systems.   In addition, there was a decrease of $2,614,000 in CargoSearch system revenues due primarily to the completion of two large CargoSearch projects which were ongoing last fiscal year and a decrease of $1,918,000 in ParcelSearch system revenues attributable to lower unit sales from the prior year.  Service revenues increased by $5,120,000 to $10,769,000 compared to the first quarter of fiscal 2006 due primarily to the increased volume of service contracts related to increased system deliveries over the past 12-18 months.

Total cost of sales and contracts for the first quarter of fiscal 2007 decreased by $4,185,000 to $16,385,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $6,286,000 to $10,741,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 56% of revenues versus 58% of revenue, for the corresponding period last year.  This improvement in gross margin is due primarily to the mix of products sold in the period, improved absorption of fixed overhead costs due to the reduction of direct costs of certain products through improved supplier agreements and a reduction of internal labor costs per system due to operating efficiencies.  In addition, included in fiscal 2007 cost of revenues is $665,000 of stock-based compensation recorded as a result of adopting SFAS 123(R).   Included in fiscal year 2006 is an increase in reserves for excess and obsolete inventory of $1,100,000.  The Cost of service revenues for the first quarter ended June 30, 2006 increased by $2,101,000 to $5,644,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 52% of revenues versus 63% for the corresponding period last year.  This margin improvement is due primarily to comparatively lower costs incurred on certain service contracts during the period.

Selling, general and administrative expenses for the first quarter of fiscal 2007 of $5,695,000 were $1,557,000 higher than the corresponding period a year ago.  Selling, general and administrative expenses represented 19% of revenues in the current period as compared to 12% for the corresponding period last year.  The increase in costs was primarily the result of $959,000 of stock-based compensation expense recorded in accordance with SFAS 123(R) and a $520,000 increase in marketing and travel related costs due to increased sales activity.

Company funded research and development expenses of $2,249,000 for the first quarter of fiscal 2007 decreased by $173,000 compared to the corresponding period last year.  Research and development expenses represented 8% of revenues in the current quarter compared to 7% for the corresponding period last year.  These expenditures decreased as the Company limited research and development initiatives in order to focus engineering efforts on revenue producing programs during the quarter.

Other income was $3,162,000 in income for the first quarter of fiscal 2007 as compared to $908,000 in income for the corresponding period a year ago.  Other income for the quarter ended June 30, 2006 and June 30, 2005 include $2,132,000 and $533,000, respectively of warrant income due to the reductions of the warrant liability as a result of changes to the fair value.  In addition, in the quarter ended June 30, 2006, the Company earned $1,116,000 in income on investments held as compared to $361,000 in the quarter ended June 30, 2005 due to increases in the Company’s cash and investments balances, and a 1.49% increase in the average interest rate when compared to the prior year.

The Company reported pre-tax income of $8,715,000 in the quarter ended June 30, 2006 as compared to pre-tax income of $8,940,000 in the corresponding period a year ago due to the factors described above.

The Company’s projected effective tax rate, excluding the income effect of the warrants which is a permanent item, for fiscal year 2007 increased to 41.3% from 30.8% as of March 31, 2006.  This increase is due to the Company’s recognition of tax carryforward benefits during fiscal 2006 which reduced taxable income as well as changes in other permanent tax items.

The Company had net income of $5,995,000 during the first quarter of fiscal 2007 as compared to net income of $6,997,000 in the first quarter of fiscal 2006.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents increased by $861,000 to $51,516,000 at June 30, 2006 compared to $50,655,000 at March 31, 2006. This increase in cash and cash equivalents is due to cash provided by operations generated primarily from profits earned during the period, a $2,200,000 increase in non-cash stock compensation expense due primarily to the adoption of SFAS 123(R), and a $2,095,000 payment received from the landlord for leasehold improvements.   These increases were offset by capital expenditures of $1,642,000 related primarily to the Company’s ongoing ERP system implementation and construction related costs on a building expansion project, a $4,165,000 reduction in accrued liabilities primarily associated with the payment of incentive compensation, and a $2,942,000 decrease in outstanding accounts payable.

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

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (8.25% at June 30, 2006). The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.

At June 30, 2006, there were no borrowings outstanding against these credit facilities. The Company had outstanding $2,160,000 in stand-by letters of credit against the domestic facility and no stand-by letters of credit against the export facility.  Of the outstanding letters of credit, $1,250,000 relates to a performance bond on an ongoing international project, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects.  No amounts have been drawn against these letters of credit. In addition, at June 30, 2006, the Company had a restricted cash balance of $12,931,000.  Of the restricted cash, $12,500,000 related to an advance payment guarantee associated with an ongoing international project and the remainder related to certain bank required deposits related to outstanding letters of credits, bid bonds, and other bank-related fees.

New Accounting Pronouncements:

In December 2004, the FASB issued SFAS No. 123(R), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. SFAS No. 123(R) generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The adoption of FAS 123(R) required the Company to record compensation expense for the value of its equity instruments given to employees.  As a result of implementation of this accounting pronouncement, the Company recorded $1,624,000 of compensation expense before tax in the consolidated statement of income for the three months ended June 30, 2006.  See Note 2 for further discussion.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs,” which amends part of ARB 43, “Inventory Pricing,” concerning the treatment of certain types of inventory costs. The provisions of ARB No. 43 provided that certain inventory-related costs, such as double freight and re-handling, might be “so abnormal” that they should be charged against current earnings rather than be included in the cost of inventory. As amended by SFAS No. 151, the “so-abnormal” criterion has been eliminated. Thus, all such abnormal costs are required to be treated as current-period charges under all circumstances. In addition, fixed production overhead should be allocated based on the normal capacity of the production facilities, with unallocated overhead charged to expense when incurred. SFAS 151 is required to be adopted for fiscal years beginning after June 15, 2005. The Company adopted SFAS 151 during the quarter and the adoption did not have a material impact on its results of operations, financial position or cash flows.

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

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”).  FIN 48 is an interpretation of FASB Statement No. 109.  “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact, if any, that FIN 48 will have on its financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The cash accounts for the Company’s operations in Singapore, Hong Kong, England, and Abu Dhabi are maintained in Singapore dollars, Hong Kong dollars, pounds sterling and dirham, respectively. Foreign currency accounts are marked to market at current rates that resulted in immaterial translation adjustments to stockholders’ equity. The gains and losses from foreign currency transactions are included in the statements of operations for the period and were also immaterial. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company’s results of operations or financial position.

As of June 30, 2006, the Company held short-term investments consisting of money market funds and U.S. government and government agency bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments had an average interest rate of approximately 4.83% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock.  As of June 30, 2006, 21,625 of these warrants remain outstanding.  These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company, and as such a liability equal to the fair value of the warrants is recorded on the balance sheet. Changes in the fair value of the warrants are recorded as other income (expense). The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock. A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $123,000 positive or negative impact on earnings.

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

PART II — OTHER INFORMATION

Item 1 - Exhibits

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date August 9, 2006	/s/ Kenneth J. Galaznik
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

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: significant reductions or delays in procurements of the Company’s systems by the United States and other governments; disruption in the supply of any source component incorporated into AS&E’s products; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of the Company’s products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management systems, to accommodate any future growth and any future delays in federal funding. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 under Item 1A “Risk Factors.”  Please also refer to our other filings with the Securities and Exchange Commission.