Form 10-Q
period 2006-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2006-11-09
CIK 5768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at November 6, 2006
$.66 2/3 par value	9,152,312

American Science and Engineering, Inc. and Subsidiary

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands	September 30, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$28,543	$50,655
Restricted cash and investments	14,127	98
Short-term investments	72,272	43,117
Accounts receivable, net of allowances of $404 and $345 at September 30, 2006 and March 31, 2006, respectively	27,843	25,868
Unbilled costs and fees, net of allowances of $36 and $36 at September 30, 2006 and March 31, 2006, respectively	3,391	4,057
Inventories	18,438	16,886
Prepaid expense and other current assets	3,789	9,862
Deferred income taxes	3,984	3,381
Total current assets	172,387	153,924
Building, equipment and leasehold improvements, net	19,967	18,717
Deferred income taxes	1,160	748
Other assets, net	429	—
Total assets	$193,943	$173,389

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,024	$6,659
Accrued salaries and benefits	2,550	6,554
Accrued warranty costs	2,832	3,606
Accrued income taxes	782	—
Deferred revenue	3,977	3,331
Customer deposits	13,887	6,103
Current portion of lease financing liability	802	787
Warrant liability	565	—
Other current liabilities	2,345	1,853
Total current liabilities	32,764	28,893
Lease financing liability, net of current portion	9,232	9,630
Warrant liability	—	4,038
Other long term liabilities	3,825	630
Total liabilities	45,821	43,191

Stockholders’ equity:
Preferred stock, no par value Authorized — 100,000 shares; Issued - none	—	—
Common stock, $0.66 2/3 par value Authorized —20,000,000 shares Issued and Outstanding 9,149,378 shares at September 30, 2006 and 9,070,679 shares at March 31, 2006	6,099	6,047
Capital in excess of par value	99,332	94,061
Accumulated other comprehensive income	64	(16)
Unearned compensation	—	(1,773)
Retained earnings	42,627	31,879
Total stockholders’ equity	148,122	130,198

Total liabilities and stockholders’ equity	$193,943	$173,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
Dollars and shares in thousands, except per share amounts	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005

Revenues:
Net product sales and contract revenues	$17,038	$41,979	$36,151	$71,492
Net service revenues	12,550	7,162	23,319	12,811
Total net revenues	29,588	49,141	59,470	84,303

Cost of sales and contracts:
Cost of product sales and contracts	9,235	19,781	19,976	36,808
Cost of service revenues	6,824	4,584	12,468	8,127
Total cost of sales and contracts	16,059	24,365	32,444	44,935
Gross profit	13,529	24,776	27,026	39,368

Expenses:
Selling, general and administrative expenses	5,931	4,699	11,626	8,837
Research and development	1,531	2,470	3,780	4,892
Total expenses	7,462	7,169	15,406	13,729

Operating income	6,067	17,607	11,620	25,639

Other income (expense):
Interest and investment income	1,375	511	2,491	872
Interest expense	(90)	—	(189)	—
Other, net	80	11	93	25
Change in warrant valuation	207	(3,450)	2,339	(2,917)
Total other income (expense)	1,572	(2,928)	4,734	(2,020)

Income before income taxes	7,639	14,679	16,354	23,619
Provision for income taxes	2,886	6,283	5,606	8,226

Net income	$4,753	$8,396	$10,748	$15,393

Income per share—Basic	$0.52	$0.99	$1.18	$1.83

—Diluted	$0.49	$0.93	$0.90	$1.72

Weighted average shares—Basic	9,094	8,475	9,083	8,425
—Diluted	9,316	9,003	9,338	8,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
Dollars in thousands	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$10,748	$15,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,084	405
Provisions for contract, inventory and accounts receivable reserves	152	2,168
Amortization of bond discount	(755)	(173)
Deferred income taxes	(1,110)	2,284
Reversal of deferred tax asset valuation allowance relating to net operating losses	—	(1,593)
Stock based compensation expense	4,665	157
Change in value of warrants	(2,339)	2,917
Changes in assets and liabilities:
Accounts receivable	(2,034)	(16,034)
Unbilled costs and fees	666	(110)
Inventories	(1,645)	7,848
Prepaid expenses and other assets	3,643	319
Accounts payable	(1,635)	(2,024)
Accrued income taxes	782	3,058
Customer deposits	7,784	(4,460)
Deferred revenue	3,850	(1,357)
Accrued expenses and other current liabilities	(3,934)	2,724
Non-current liabilities	(9)	(37)
Total adjustments	9,165	(3,908)
Net cash provided by operating activities	19,913	11,485

Cash flows from investing activities:
Purchases of short-term investments	(65,435)	(25,444)
Maturity of short-term investments	37,095	23,915
Purchases of property and equipment	(2,334)	(3,522)
Net cash used for investing activities	(30,674)	(5,051)

Cash flows from financing activities:
Decrease (increase) in restricted cash	(14,029)	193
Proceeds from exercise of warrants	834	1,263
Proceeds from exercise of stock options	85	3,154
Proceeds from financing of leasehold improvement	2,095	1,500
Repayment of lease financing	(383)	—
Reduction of income taxes paid due to the tax benefit from employee stock option expense	27	2,277
Net cash provided by (used for) financing activities	(11,371)	8,387
Foreign currency translation effect on cash	20	1
Net increase (decrease) in cash and cash equivalents	(22,112)	14,822
Cash and cash equivalents at beginning of period	50,655	15,418
Cash and cash equivalents at end of period	$28,543	$30,240

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

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended		Six months ended
(In thousands)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Net income	$4,753	$8,396	$10,748	$15,393
Foreign currency translation adjustments, net of tax	2	12	22	1
Unrealized gains and losses from marketable securities, net of tax	41	(22)	58	(18)
Comprehensive income	$4,796	$8,386	$10,828	$15,376

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

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting April 1, 2006, the first day of the Company’s fiscal year 2007. Prior period information will not be restated to reflect the fair value method of expensing share-based awards.

Stock- based compensation costs recognized for the three and six month periods ended September 30, 2006, included compensation costs for awards granted prior to, but not yet vested as of April 1, 2006 (adoption date), as well as any new grants issued after April 1, 2006. Total costs recognized during the three and six month periods ended September 30, 2006 amounted to $2,465,000 and $4,665,000, respectively. The Company recognized $2,153,000 and $3,944,000 of the share-based compensation costs in the consolidated statements of income for the three and six months ended September 30, 2006, respectively. In the three and six months ended September 30, 2006, a total $312,000 and $721,000 of compensation costs were capitalized to inventory as such costs qualified for capitalization. These costs are recognized in the income statement when the inventory is disposed of or consumed. The income tax benefit related to such compensation for the three and six months ended September 30, 2006 was approximately $313,000 and $618,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Cost of revenues	$832	$1,514
Selling, general and administrative	1,321	2,430
Total share-based compensation expense before tax	$2,153	$3,944

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Share-based Compensation,” as amended by SFAS No. 148, “Accounting for Share-based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and six months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

(In thousands except per share amounts)	Three months ended Sept. 30, 2005	Six months ended Sept. 30, 2005
Net income
As reported	$8,396	$15,393
Add: Stock based compensation included in net income as reported	106	157
Less: Stock based compensation using fair value method for all awards	(879)	(4,904)
Pro forma net income	7,623	$10,646
Income per share —Basic:
As reported	$0.99	$1.83
Pro forma	$0.90	$1.26
Income per share —Diluted:
As reported	$0.93	$1.72
Pro forma	$0.85	$1.20

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

	Six Months Ended
	September 30, 2006	September 30, 2005
Assumptions:
Option life	3 years	3-5 years
Risk-free interest rate	4.77%	3.40%
Stock volatility	56%	62%
Dividend yield	0%	0%

Stock Option and Other Compensation Plans:

Effective April 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method to account for share-based payments to employees and the Company’s Board of Directors. The primary types of share-based payments currently utilized by the Company are stock options, restricted stock and restricted stock units.

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of September 30, 2006: the 1995 Combination Plan, the 1996 Plan for Non-Employee Directors, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,780,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock options

The following tables summarize stock option activity during the first six months of fiscal year 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2006	878,470	$36.79
Grants	60,670
Exercises	(3,400)			$100,000
Cancellations	(13,037)
Outstanding at September 30, 2006	922,703	$37.38	7.99
Exercisable at September 30, 2006	384,212	$25.15		$13,007,000

Information related to the stock options outstanding as of September 30, 2006 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$6.50 - $20.00	258,470	6.27	$11.77	203,670	$11.43
$20.01 - $30.00	114,150	7.89	27.21	105,100	27.77
$30.01 - $40.00	73,041	8.19	38.95	7,375	37.96
$40.01 - $50.00	140,199	9.02	45.84	17,667	44.62
$50.01 - $60.00	240,443	8.79	53.63	—	—
$60.01 - $83.02	96,400	9.11	64.04	50,400	66.45
$6.50 - $83.02	922,703	7.99	$37.38	384,212	$25.15

The weighted average fair value of options granted in the six months ended September 30, 2006 was $20.09. As of September 30, 2006, there was $5,751,000 of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized over a 3 year period. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

During fiscal 2006, the Company instituted a long term incentive plan for certain key employees. The plan calls for the issuance of restricted stock and options which vest upon the achievement of certain performance based goals as well as service time incurred. Restricted stock and restricted stock units granted to other employees have vesting periods that range from one to three years. Annually on January 10th, the Board of Directors is granted restricted stock. The stock vests pro-rata based on service time incurred in the upcoming calendar year. The fair values of these restricted stock awards are equal to the market price per share of the Company’s common stock on the date of grant.

Nonvested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 30, 2006, there was $2,321,000 of total unrecognized compensation cost related to nonvested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a 3 year period.

The following table summarizes the status of the Company’s nonvested restricted stock and stock unit awards since March 31, 2006:

	Nonvested Restricted Stock and Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2006	23,125	$54.92
Granted	36,494
Vested	(1,707)
Forfeited	—
Outstanding at September 30, 2006	57,912	$53.25

3.             Inventories

(Dollars in thousands)	Sept 30, 2006	March 31, 2006
Inventories consisted of:
Raw materials, completed sub-assemblies, and spare parts	$8,052	$6,856
Work-in-process	6,196	6,325
Finished goods	4,190	3,705
Total	$18,438	$16,886

4.                                      Income per Common and Common Equivalent Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarters ended September 30, 2006 and September 30, 2005, common stock equivalents of 392,000 and 177,000 respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the six months ended September 30, 2006 and September 30, 2005, common stock equivalents of 96,000 and 179,000 respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months ended
(In thousands except per share amounts)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Income Per Share
Basic:
Net income	$4,753	$8,396	$10,748	$15,393
Weighted average number of common shares outstanding —basic	9,094	8,475	9,083	8,425
Net income per share —basic	$0.52	$0.99	$1.18	$1.83
Diluted:
Net income	$4,753	$8,396	$10,748	$15,393
Adjustment to net income for change in warrant valuation	(207)	—	(2,339)	—
Adjusted net income	$4,546	$8,396	$8,409	$15,393
Weighted average number of common shares outstanding	9,094	8,475	9,083	8,425
Assumed exercise of stock options and warrants, using the treasury stock method	222	528	255	506
Weighted average number of common and potential common shares outstanding —diluted	9,316	9,003	9,338	8,931
Net income per share —diluted	$0.49	$0.93	$0.90	$1.72

5.             Borrowings

On November 30, 2004, the Company modified its two credit agreements with Silicon Valley Bank East. The modifications extended the credit facilities which expired on November 30, 2004 through November 29, 2006 and reduced the export loan and security facility, guaranteed by the Export-Import Bank of the United States, from $20.0 million to $10.0 million. The domestic facility is a

$5.0 million domestic loan and security agreement to support the Company’s routine working capital needs. Maximum borrowings for this facility are set at the lower of (a) the sum of 80% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or (b) $5.0 million. The Company is currently finalizing a new agreement with Silicon Valley Bank which will commence at the expiration of the current facility.

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (8.25% at September 30, 2006). The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.

At September 30, 2006, there were no borrowings outstanding against these credit facilities. The Company had outstanding $2,160,000 in stand-by letters of credit against the domestic facility and no stand-by letters of credit against the export facility. Of the outstanding letters of credit, $1,250,000 relates to a performance bond on an ongoing international project, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects. No amounts have been drawn against these letters of credit. In addition, at September 30, 2006, the Company had a restricted cash balance of $14,127,000. Of the restricted cash, $12,500,000 related to an advance payment guarantee associated with an ongoing international project and the remainder related to certain bank required deposits related to outstanding letters of credits, bid bonds, and other bank-related fees.

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

At September 30, 2006, 21,625 warrants remain outstanding. Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the fair value of the warrants at the deal closing date was recorded on the Company’s balance sheet. This liability is remeasured each quarter and marked to market. The “mark to market” change in the warrants valuation of $207,000 and $(3,450,000) was recorded as other income (expense) for the three months ended September 30, 2006 and September 30, 2005, respectively. The “mark to market” change in the warrants valuation of $2,339,000 and $(2,917,000) was recorded as other income(expense) for the six months ended September 30, 2006 and September 30, 2005, respectively. The liability of $565,000 and $4,038,000 representing the fair market value of outstanding warrants at period end is recorded as a current liability at September 30, 2006 and as a non-current liability as of March 31, 2006, respectively. The fair market value of the warrants was determined using the Black-Scholes pricing model with an assumed volatility of 65% and 49% at September 30, 2006 and March 31, 2006, respectively, an interest rate of 4.98% and 4.60% at September 30, 2006 and March 31, 2006, respectively and a life equal to the remaining term of the warrants at each period end.

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

8.             Guarantees

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery. Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure. Warranty experience for the three and six months ended September 30, 2006 and September 30, 2005 is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Warranty accrual - beginning of period	$3,210	$2,768	$3,606	$2,322
Accruals for warranties issued during the period	465	1,412	1,054	2,499
Adjustment of preexisting accrual estimates	(451)	(85)	(981)	(358)
Warranty costs incurred during the period	(392)	(344)	(847)	(712)
Warranty accrual — end of period	$2,832	$3,751	$2,832	$3,751

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Inc. The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Inc. during the lease term which expires in February 2011. Total remaining lease payments at September 30, 2006 totaled $1,647,000. No accrual for this contingent liability has been recorded at September 30, 2006 as payment of this liability is considered remote.

9.             Lease Commitments

In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts. As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space. The Company was responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”. During the year ended March 31, 2006, the Company capitalized $5,153,000 to record the facility on its books with an offsetting credit to the lease financing liability. In addition, amounts paid for construction were recorded as construction in progress and the landlord construction allowances of $5,642,000 (of which $208,000 was a receivable at September 30, 2006) were recorded as additional lease financing liability.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net revenues for the quarter ended September 30, 2006 decreased by $19,553,000 to $29,588,000 compared to the corresponding period a year ago. This decrease is attributable primarily to a decrease of $24,941,000 in product sales, $16,869,000 which relates to decreased shipments of Z Backscatter systems. In addition, there was a $4,066,000 decrease in sales of aftermarket parts from the prior year due to a one-time large order fulfilled last year, a decrease of $2,771,000 in CargoSearch system revenues due primarily to the completion of two large CargoSearch projects which were ongoing last fiscal year and a decrease of $1,176,000 in ParcelSearch system revenues attributable to lower unit sales in the current year. Service revenues increased by $5,388,000 to $12,550,000 compared to the second quarter of fiscal 2006 due primarily to an increase in the number of systems under service contracts as the warranties on systems sold in prior years expired and were replaced with service contracts and additional extended warranties sold with international systems.

Net revenues for the six months ended September 30, 2006 decreased by $24,833,000 to $59,470,000 compared to the corresponding period a year ago. This decrease is attributable primarily to a decrease of $35,341,000 in product sales, $22,494,000 which relates to decreased shipments of Z Backscatter systems. In addition, there was a $4,249,000 decrease in sales of aftermarket parts from the prior year due primarily to a large order fulfilled last year, a decrease of $4,946,000 in CargoSearch system revenues due primarily to the completion of two large CargoSearch projects which were ongoing last fiscal year and a decrease of $3,116,000 in ParcelSearch system revenues attributable to lower unit sales in the current year. Service revenues increased by $10,508,000 to $23,319,000 compared to the first six months of fiscal 2006 due primarily to an increase in the number of systems under service contracts as the warranties on systems sold in prior years expired and were replaced with service contracts and additional extended warranties sold with international systems.

Total cost of sales and contracts for the quarter ended September 30, 2006 decreased by $8,306,000 to $16,059,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $10,546,000 to $9,235,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues represented 54% of revenues versus 47% of revenue, for the corresponding period last year. This decrease in gross margin is due primarily to $832,000 of stock-based compensation recorded as a result of adopting SFAS 123(R) and a decrease in the volume of shipments of higher margin Z Backscatter systems. The cost of service revenues for the quarter ended September 30, 2006 increased by $2,240,000 to $6,824,000 as compared to the corresponding period a year ago. Cost of service revenues represented 54% of revenues versus 64% for the corresponding period last year. This margin improvement is due primarily to the revenue increases noted above and increased margins on extended warranty related contracts.

Total cost of sales and contracts for the six months ended September 30, 2006 decreased by $12,491,000 to $32,444,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $16,832,000 to $19,976,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues represented 55% of revenues versus 51% of revenue, for the corresponding period last year. This decrease in gross margin is due primarily to $1,514,000 of stock-based compensation recorded as a result of adopting SFAS 123(R) and a decrease in the volume of shipments of higher margin Z Backscatter systems in the period. The cost of service revenues for the six months ended September 30, 2006 increased by $4,341,000 to $12,468,000 as compared to the corresponding period a year ago. Cost of service revenues represented 53% of revenues versus 63% for the corresponding period last year. This margin improvement is due primarily to the revenue increases noted above and increased margins on extended warranty related contracts.

Selling, general and administrative expenses for the quarter ended September 30, 2006 of $5,931,000 were $1,232,000 higher than the corresponding period a year ago. Selling, general and administrative expenses represented 20% of revenues in the current period as compared to 10% for the corresponding period last year. The increase in costs was primarily the result of $1,321,000 of stock-based compensation expense recorded in accordance with SFAS 123(R) and a $278,000 increase in bid and proposal related costs.

Selling, general and administrative expenses for the six months ended September 30, 2006 of $11,626,000 were $2,789,000 higher than the corresponding period a year ago. Selling, general and administrative expenses represented 20% of revenues in the current period as compared to 10% for the corresponding period last year. The increase in costs was primarily the result of $2,430,000 of stock-based compensation expense recorded in accordance with SFAS 123(R) and a $576,000 increase in bid and proposal related costs.

Company funded research and development expenses of $1,531,000 for the quarter ended September 30, 2006 decreased by $939,000 compared to the corresponding period last year. Research and development expenses represented 5% of revenues in both periods reported. These expenditures decreased as the Company’s engineering efforts focused on revenue producing programs, bid and proposal activities and product maintenance during the quarter.

Company funded research and development expenses of $3,780,000 for the six months ended September 30, 2006 decreased by $1,112,000 compared to the corresponding period last year. Research and development expenses represented 6% of revenues in both periods reported. These expenditures decreased as the Company’s engineering efforts focused on revenue producing programs, bid and proposal activities and product maintenance during the quarter.

Other income was $1,572,000 in income for the quarter ended September 30, 2006 as compared to $2,928,000 in expense for the corresponding period a year ago. Other income for the quarter ended September 30, 2006 and September 30, 2005 includes $207,000 and $(3,450,000), respectively of warrant income (expense) due to the changes in the warrant liability as a result of stock price volatility. In addition, in the quarter ended September 30, 2006, the Company earned $1,375,000 in income on investments held as compared to $511,000 in the quarter ended September 30, 2005 due to increases in the Company’s cash and investments balances, and a 30% increase in the average interest rate when compared to the prior year.

Other income was $4,734,000 in income for the six months ended September 30, 2006 as compared to $2,020,000 in expense for the corresponding period a year ago. Other income for the six months ended September 30, 2006 and September 30, 2005 include $2,339,000 and $(2,917,000), respectively of warrant income (expense) due to the changes in the warrant liability as a result of stock price volatility. In addition, in the six months ended September 30, 2006, the Company earned $2,491,000 in income on investments held as compared to $872,000 in the six months ended September 30, 2005 due to increases in the Company’s cash and investments balances, and an increase in the average interest rate when compared to the prior year.

As a result of the above, the Company reported pre-tax income of $7,639,000 in the quarter ended September 30, 2006 as compared to pre-tax income of $14,679,000 in the corresponding period a year ago. The Company reported pre-tax income of $16,354,000 in the six months ended September 30, 2006 as compared to pre-tax income of $23,619,000 in the corresponding period a year ago.

The Company’s projected effective tax rate, excluding the income tax effect of the warrants which is a permanent item, for fiscal year 2007 increased to 40.0% from 30.8% for the year ended March 31, 2006. This increase is due to the Company recognition of tax carryforward benefits during fiscal 2006 which reduced taxable income as well as changes in other permanent tax items.

The Company had net income of $4,753,000 during the quarter ended September 30, 2006 as compared to net income of $8,396,000 in the second quarter of fiscal 2006. For the six months ended September 30, 2006, the Company had net income of $10,748,000 as compared to $15,393,000 for the six months ended September 30, 2005. The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $22,112,000 to $28,543,000 at September 30, 2006 compared to $50,655,000 at March 31, 2006. This decrease in cash and cash equivalents is due primarily to $28,340,000 of net purchases of short term investments, a $14,029,000 increase in restricted cash related primarily to one large international contract and $2,334,000 in capital expenditures related primarily to the Company’s ongoing ERP system implementation and other leasehold improvements. These decreases are offset by $19,913,000 in cash provided by operating activities comprised mainly of $10,748,000 of net income earned during the period adjusted for non-cash related items related to stock compensation and warrants, and increases in customer deposits ($7,784,000) and deferred revenue ($3,850,000).

On November 30, 2004, the Company modified its two credit agreements with Silicon Valley Bank East. The modifications extended the credit facilities which expired on November 30, 2004 through November 29, 2006 and reduced the export loan and security facility, guaranteed by the Export-Import Bank of the United States, from $20.0 million to $10.0 million. The domestic facility is a $5.0 million domestic loan and security agreement to support the Company’s routine working capital needs. Maximum borrowings for this facility are set at the lower of (a) the sum of 80% of eligible domestic accounts receivable plus 10% of finished goods inventory up to $750,000, or (b) $5 million. The Company is currently finalizing a new agreement with Silicon Valley Bank which will commence at the expiration of the current facility.

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (8.25% at September 30, 2006). The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.

At September 30, 2006, there were no borrowings outstanding against these credit facilities. The Company had outstanding $2,160,000 in stand-by letters of credit against the domestic facility and no stand-by letters of credit against the export facility. Of the outstanding letters of credit, $1,250,000 relates to a performance bond on an ongoing international project, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects. No amounts have been drawn against these letters of credit. In addition, at September 30, 2006, the Company had a restricted cash balance of $14,127,000. Of the restricted cash, $12,500,000 related to an advance payment guarantee associated with an ongoing international project and the remainder related to certain bank required deposits related to outstanding letters of credits, bid bonds, and other bank-related fees.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. FAS 157 is effective for the Company beginning April 1, 2008. The Company is currently reviewing the Statement to determine the impact and materiality of its adoption to the Company.

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

As of September 30, 2006, the Company held short-term investments consisting of money market funds and U.S. government and government agency bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments had an average interest rate of approximately 5.03% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock. As of September 30, 2006, 21,625 of these warrants remain outstanding. These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company, and as such a liability equal to the fair value of the warrants is recorded on the balance sheet. Changes in the fair value of the warrants are recorded as other income (expense). The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock. A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $100,000 positive or negative impact on earnings.

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

PART II — OTHER INFORMATION

Item 1- Legal Proceedings

Since February 2004, the Company and L-3 Communications, Inc. had been engaged in litigation in the United States District Court for the District of Massachusetts in Boston over two of the Company’s patents — United States Patent No. 6,292,533 and No. 5,903,623. In August 2006, the parties entered into a Settlement Agreement that resulted in the dismissal of the underlying suit. This settlement had no material effect on the Company, the value of its intellectual property or the development and sale of any of its products.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. At the present time, it is not possible to predict the outcome of these matters; however, the Company currently believes that resolving these matters will not have a material adverse impact o its financial condition, results of operations or cash flows.

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of Stockholders of the Company held on September 14, 2006, the stockholders of the Company (1) elected William E. Odom, Denis R. Brown, Roger P. Heinisch, Hamilton W. Helmer, Ernest J. Moniz, Carl W. Vogt and Anthony R. Fabiano as directors of the Company to hold office for a one-year term and no other nominations were made; and (2) ratified the appointment of Vitale, Caturano and Company, Ltd., independent registered public accountants, as our independent auditors for the fiscal year ending March 31, 2007. The votes were as follows:

	Votes For	Votes Withheld or Opposed	Abstentions

(1) Election of Directors:
William E. Odom	7,836,383	309,969	—
Denis R. Brown	7,821,344	325,008	—
Roger P. Heinisch	6,899,076	1,247,276	—
Hamilton W. Helmer	7,758,340	388,012	—
Ernest J. Moniz	7,841,237	305,115	—
Mark Thompson	7,845,117	301,235	—
Carl W. Vogt	7,819,781	326,571	—
Anthony R. Fabiano	7,749,517	396,835	—
(2) Ratification of Vitale, Caturano and Company, Ltd. as independent auditors	8,072,792	39,931	33,629

Item 6 - Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

Date November 9, 2006	/s/ Kenneth J. Galaznik
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