Form 10-Q
period 2006-12-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2007-02-09
CIK 5768

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer☐	Accelerated filer☒	Non-accelerated filer☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Outstanding at
Class of Common Stock	February 5, 2006
$.66 2/3 par value	9,177,475

American Science and Engineering, Inc. and Subsidiary
Index

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands	December 31, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$56,435	$50,655
Restricted cash and investments	1,756	98
Short-term investments	62,199	43,117
Accounts receivable, net of allowances of $387 and $345 at December 31, 2006 and March 31, 2006, respectively	35,226	25,868
Unbilled costs and fees, net of allowances of $36 and $36 at December 31, 2006 and March 31, 2006, respectively	3,888	4,057
Inventories	18,790	16,886
Prepaid expense and other current assets	6,227	9,862
Deferred income taxes	3,613	3,381
Total current assets	188,134	153,924
Building, equipment and leasehold improvements, net	20,430	18,717
Deferred income taxes	1,195	748
Other assets, net	497	—
Total assets	$210,256	$173,389

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,824	$6,659
Accrued salaries and benefits	6,026	6,554
Accrued warranty costs	2,473	3,606
Accrued income taxes	1,030	—
Deferred revenue	3,877	3,331
Customer deposits	11,731	6,103
Current portion of lease financing liability	809	787
Warrant liability	790	—
Other current liabilities	3,045	1,853
Total current liabilities	37,605	28,893
Lease financing liability, net of current portion	9,027	9,630
Warrant liability	—	4,038
Deferred revenue	4,265	578
Other long term liabilities	37	52
Total liabilities	50,934	43,191

Stockholders’ equity:
Preferred stock, no par value Authorized — 100,000 shares; Issued - none	—	—
Common stock, $0.66 2/3 par value Authorized —20,000,000 shares Issued and Outstanding 9,170,292 shares at December 31, 2006 and 9,070,679 shares at March 31, 2006	6,113	6,047
Capital in excess of par value	102,464	94,061
Accumulated other comprehensive income	46	(16)
Unearned compensation	—	(1,773)
Retained earnings	50,699	31,879
Total stockholders’ equity	159,322	130,198

Total liabilities and stockholders’ equity	$210,256	$173,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

		Three Months Ended		Nine Months Ended
	Dollars and shares in thousands, except per share amounts	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2005

	Revenues:
	Net product sales and contract revenues	$33,363	$28,213	$69,514	$99,705
	Net service revenues	14,434	10,327	37,753	23,138
	Total net revenues	47,797	38,540	107,267	122,843

	Cost of sales and contracts:
	Cost of product sales and contracts	19,102	13,544	39,078	50,352
	Cost of service revenues	6,757	5,622	19,225	13,749
	Total cost of sales and contracts	25,859	19,166	58,303	64,101
	Gross profit	21,938	19,374	48,964	58,742

	Expenses:
	Selling, general and administrative expenses	7,939	4,546	19,565	13,383
	Research and development	1,440	2,201	5,220	7,093
	Total expenses	9,379	6,747	24,785	20,476

	Operating income	12,559	12,627	24,179	38,266

	Other income (expense):
	Interest and investment income	1,381	704	3,872	1,576
	Interest expense	(89)	—	(278)	—
	Other, net	61	14	154	39
	Change in warrant valuation	(224)	808	2,115	(2,109)
	Total other income (expense)	1,129	1,526	5,863	(494)

	Income before income taxes	13,688	14,153	30,042	37,772
	Provision for income taxes	5,616	4,485	11,222	12,711

	Net income	$8,072	$9,668	$18,820	$25,061

Income per share	—Basic	$0.89	$1.12	$2.07	$2.95

	—Diluted	$0.86	$0.95	$1.79	$2.77

Weighted average shares	—Basic	9,100	8,601	9,087	8,485
	—Diluted	9,346	9,321	9,340	9,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
Dollars in thousands	December 31, 2006	December 31, 2005
Cash flows from operating activities:
Net income	$18,820	$25,061
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,666	645
Provisions for contract, inventory and accounts receivable reserves	239	2,828
Accretion of short-term investments	(1,264)	(218)
Deferred income taxes	(679)	5,928
Reversal of deferred tax asset valuation allowance relating to net operating losses	—	(2,160)
Stock based compensation expense	6,538	217
Change in value of warrants	(2,115)	2,109
Changes in assets and liabilities:		—
Accounts receivable	(9,402)	1,510
Unbilled costs and fees	169	(1,332)
Inventories	(2,099)	6,241
Prepaid expenses and other assets	884	(3,051)
Accounts payable	1,165	(1,602)
Accrued income taxes	1,030	—
Customer deposits	5,628	(1,675)
Deferred revenue	4,233	(700)
Accrued expenses and other current liabilities	24	2,023
Non-current liabilities	(15)	(44)
Total adjustments	6,002	10,719
Net cash provided by operating activities	24,822	35,780

Cash flows from investing activities:
Purchases of short-term investments	(94,708)	(42,972)
Maturity of short-term investments	76,945	29,496
Purchases of property and equipment	(3,379)	(7,468)
Net cash used for investing activities	(21,142)	(20,944)

Cash flows from financing activities:
Decrease (increase) in restricted cash	(1,658)	193
Proceeds from exercise of warrants	835	1,263
Proceeds from exercise of stock options	765	4,047
Proceeds from financing of leasehold improvements	2,253	1,500
Repayment of lease financing	(581)	—
Reduction of income taxes paid due to the tax benefit from employee stock option expense	479	3,799
Net cash provided by financing activities	2,093	10,802
Foreign currency translation effect on cash	7	(4)
Net increase in cash and cash equivalents	5,780	25,634
Cash and cash equivalents at beginning of period	50,655	15,418
Cash and cash equivalents at end of period	$56,435	$41,052

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended		Nine months ended
(In thousands)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2005
Net income	$8,072	$9,668	$18,820	$25,061
Foreign currency translation adjustments, net of tax	(3)	(5)	19	(4)

Unrealized gains and losses from marketable securities, net of tax	(15)	—	43	(19)
Comprehensive income	$8,054	$9,663	$18,882	$25,038

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

Stock- based compensation costs recognized for the three and nine month periods ended December 31, 2006, includes compensation costs for awards granted prior to, but not yet vested as of April 1, 2006 (adoption date), as well as any new grants issued after April 1, 2006. The Company recognized $2,289,000 and $6,233,000 of the share-based compensation costs in the consolidated statements of income for the three and nine months ended December 31, 2006, respectively. At December 31, 2006, a total $305,000 of compensation costs were capitalized to inventory as such costs qualified for capitalization. These costs are recognized in the income statement when the inventory is disposed of or consumed. The income tax benefit related to such compensation for the three and nine months ended December 31, 2006 was approximately $286,000 and $904,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income:

	Three Months Ended	Nine Months Ended
(In thousands)	December 31, 2006	December 31, 2006
Cost of revenues	$1,152	$2,666
Selling, general and administrative	1,137	3,567
Total share-based compensation expense before tax	$2,289	$6,233

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Share-based Compensation,” as amended by SFAS No. 148, “Accounting for Share-based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and nine months ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

(In thousands except per share amounts)	Three months ended Dec. 31, 2005	Nine months ended Dec. 31, 2005
Net income
As reported	$9,668	$25,061
Add: Stock based compensation included in net income as reported	60	217
Less: Stock based compensation using fair value method for all awards	(1,607)	(6,513)
Pro forma net income — Basic	$8,121	$18,765

Net income
As reported	$9,668	25,061
Add: Stock based compensation included in net income as reported	60	217
Less: Stock based compensation using fair value method for all awards	(1,607)	(6,513)
Less: Stock based compensation for change in warrant valuation	(808)	—
Pro forma net income — Diluted	$7,313	$18,765

Income per share — Basic
As reported	$1.12	$2.95
Pro forma	$0.94	$2.21
Income per share — Diluted:
As reported	$0.95	$2.77
Pro forma	$0.79	$2.09

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

	Nine Months Ended
	December 31, 2006	December 31, 2005
Assumptions:
Option life	3 years	3 years
Risk-free interest rate	4.77%	3.38%
Stock volatility	56%	52%
Dividend yield	0%	0%

Stock Option and Other Compensation Plans:

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of December 31, 2006: the 1995 Combination Plan, the 1996 Plan for Non-Employee Directors, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,780,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock options

The following tables summarize stock option activity during the first nine months of fiscal year 2007:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	878,470	$36.79
Grants	60,670
Exercises	(21,380)			$585,000
Cancellations	(13,637)
Outstanding at December 31, 2006	904,123	$37.36	7.68
Exercisable at December 31, 2006	583,736	$33.71		$15,411,000

Information related to the stock options outstanding as of December 31, 2006 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$6.50 - $20.00	252,920	6.06	$11.77	210,920	$11.52
$20.01 - $30.00	112,400	7.52	27.19	103,350	27.76
$30.01 - $40.00	73,041	7.94	38.95	39,208	38.85
$40.01 - $50.00	139,199	8.77	45.83	16,667	44.46
$50.01 - $60.00	230,163	8.32	53.63	163,191	53.70
$60.01 - $83.02	96,400	8.85	64.04	50,400	66.45
$6.50 - $83.02	904,123	7.68	$37.36	583,736	$33.71

The weighted average fair value of options granted in the nine months ended December 31, 2006 was $20.09. As of December 31, 2006, there was $4,353,000 of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized over a 3 year period. Nonvested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

Nonvested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 31, 2006, there was $2,243,000 of total unrecognized compensation cost related to nonvested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a 3 year period.

The following table summarizes the status of the Company’s nonvested restricted stock and stock unit awards since March 31, 2006:

	Nonvested Restricted Stock and Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31,2006	23,125	$54.92
Granted	42,894	52.40
Vested	(2,560)
Forfeited	—
Outstanding at December 31, 2006	63,459	$54.70

3.             Inventories

(Dollars in thousands)	December 31, 2006	March 31, 2006
Inventories consisted of:
Raw materials, completed sub-assemblies, and spare parts	$10,171	$6,856
Work-in-process	7,164	6,325
Finished goods	1,455	3,705
Total	$18,790	$16,886

4.                                      Income per Common and Common Equivalent Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarters ended December 31, 2006 and December 31, 2005, common stock equivalents of 112,000 and 56,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.  For the nine months ended December 31, 2006 and December 31, 2005, common stock equivalents of 106,000 and 249,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
(In thousands except per share amounts)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2005
Income Per Share
Basic:
Net income	$8,072	$9,668	$18,820	$25,061
Weighted average number of common shares outstanding — basic	9,100	8,601	9,087	8,485
Net income per share — basic	$0.89	$1.12	$2.07	$2.95
Diluted:
Net income	$8,072	$9,668	$18,820	$25,061
Adjustment to net income for change in warrant valuation	—	(808)	(2,115)	—
Adjusted net income	$8,072	$8,860	$16,705	$25,061
Weighted average number of common shares outstanding	9,100	8,601	9,087	8,485
Assumed exercise of stock options and warrants, using the treasury stock method	246	720	253	577
Weighted average number of common and potential common shares outstanding — diluted	9,346	9,321	9,340	9,062
Net income per share — diluted	$0.86	$0.95	$1.79	$2.77

5.             Borrowings

On November 16, 2006, the Company modified its domestic loan and security agreement with Silicon Valley Bank East which was scheduled to expire on November 29, 2006. The Company increased this domestic facility from $5.0 million to $20.0 million to support the Company’s routine working capital needs. The Company’s $10.0 million export loan and security facility, guaranteed by the Export-Import Bank of the United States, expired as of November 29, 2006 and was not renewed. Maximum amount available for borrowings under the domestic facility is (a) if the Company’s unrestricted cash is greater than or equal to $30 million, is $20.0 million minus the amount of all outstanding Letters of credit less certain reserves, and minus the outstanding principle balance of any advances or (b) if the Company’s unrestricted cash is less than $30.0 million for a period of 30 consecutive days, the lesser of (i) the $20.0 million, or ii) 85% of eligible domestic accounts receivable minus the amount of outstanding letters of credits adjusted for certain reserves and minus the principle balance of any advances. The modification of the domestic loan and security agreement extended this credit facility through November 14, 2008.

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (8.25% at December 31, 2006). The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.

At December 31, 2006, there were no borrowings outstanding against these credit facilities. The Company had outstanding $18,298,000 in stand-by letters of credit against its credit facility.  Of the outstanding letters of credit, $13,750,000 relates to a performance bond on an ongoing international project, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects.  No amounts have been drawn against these letters of credit. In addition, at December 31, 2006, the Company had a restricted cash balance of $1,756,000 relating to certain bank required deposits related to outstanding letters of credit, bid bonds, and other bank-related fees.

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

At December 31, 2006, 21,625 warrants remain outstanding.   Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the fair value of the warrants at the deal closing date was recorded on the Company’s balance sheet. This liability is remeasured each quarter and marked to market.  The “mark to market” change in the warrants valuation of $(224,000) and $808,000 was recorded as other income (expense) for the three months ended December 31, 2006 and December 31, 2005, respectively. The “mark to market” change in the warrants valuation of $2,115,000 and $(2,109,000) was recorded as other income (expense) for the nine months ended December 31, 2006 and December 31, 2005, respectively.  The liability of $790,000 and $4,038,000 representing the fair market value of outstanding warrants at period end is recorded as a current liability at December 31, 2006 and as a non-current liability as of March 31, 2006, respectively. The fair market value of the warrants was determined using the Black-Scholes pricing model with an assumed volatility of 65% and 49% at December 31, 2006 and March 31, 2006, respectively, an interest rate of 5.0% and 4.60% at December 31, 2006 and March 31, 2006, respectively and a life equal to the remaining term of the warrants at each period end. The volatility assumption increased during the period as the remaining life of the warrants has decreased and the Company has experienced comparatively high stock volatility over a period equal to the remaining life.

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

8.             Guarantees

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three and nine months ended December 31, 2006 and December 31, 2005 is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2005
Warranty accrual — beginning of period	$2,832	$3,751	$3,606	$2,322
Accruals for warranties issued during the period	790	622	1,844	3,121
Adjustment of preexisting accrual estimates	(873)	(436)	(1,854)	(794)
Warranty costs incurred during the period	(276)	(530)	(1,123)	(1,242)
Warranty accrual — end of period	$2,473	$3,407	$2,473	$3,407

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Inc.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Inc. during the lease term which expires in February 2011. Total remaining lease payments at December 31, 2006 totaled $1,569,000.  No accrual for this contingent liability has been recorded at December 31, 2006 as payment of this liability is considered remote.

9.             Lease Commitments

In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts. As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space. The Company was responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”. During the year ended March 31, 2006, the Company capitalized $5,153,000 to record the facility on its books with an offsetting credit to the lease financing liability. In addition, amounts paid for construction were recorded as construction in progress and the landlord construction allowances of $5,642,000 (of which $50,000 was a receivable at December 31, 2006) were recorded as additional lease financing liability.

At the completion of the construction in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with SFAS No. 98. Based on this review, it was determined that due to certain non-recourse financing provisions which constituted continuing involvement, the lease did not qualify for sale-leaseback treatment. As a result, building and tenant improvements and associated lease financing liabilities remain on the Company’s books. The lease financing liability is being amortized over the lease term based on the payments designated in the agreement and the building and tenant improvement assets are being depreciated on a straight line basis over their useful lives.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net revenues for the quarter ended December 31, 2006 increased by $9,257,000 to $47,797,000 compared to the corresponding period a year ago.  This increase is attributable to an increase of $5,150,000 in product sales, $4,200,000 of which relates to an increase in the volume of shipments of Z Backscatter systems.   In addition, there was a $1,341,000 increase in CargoSearch system revenues and $1,346,000 increase in contract research and development revenues due primarily to one project. These increases were offset somewhat by decreases in sales of aftermarket parts from the prior year due to certain large orders fulfilled last year. Service revenues increased by $4,107,000 to $14,434,000 compared to the third quarter of fiscal 2006 due primarily to an increase in the number of systems under service contracts as the warranties on systems sold in prior years expired and were replaced with service contracts and additional extended warranties sold with international systems.

Net revenues for the nine months ended December 31, 2006 decreased by $15,576,000 to $107,267,000 compared to the corresponding period a year ago.  This decrease is attributable primarily to a decrease of $30,191,000 in product sales, $18,294,000 which relates to a decrease in the volume of shipments of Z Backscatter systems.   In addition, there was a $5,425,000 decrease in sales of aftermarket parts from the prior year due primarily to a large order fulfilled last year, a decrease of $3,605,000 in CargoSearch system revenues due primarily to the completion of two large CargoSearch projects which were ongoing last fiscal year and a decrease of $3,677,000 in ParcelSearch system revenues attributable to lower unit sales in the current year. These decreases were offset somewhat by a $933,000 increase in contract research and development revenues attributable primarily to one large engagement entered into in the current year. Service revenues increased by $14,615,000 to $37,753,000 compared to the first nine months of fiscal 2006 due primarily to an increase in the number of systems under service contracts as the warranties on systems sold in prior years expired and were replaced with service contracts and additional extended warranties sold with international systems.

Total cost of sales and contracts for the quarter ended December 31, 2006 increased by $6,693,000 to $25,859,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $5,558,000 to $19,102,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 57% of revenues versus 48% of revenue, for the corresponding period last year.  This decrease in gross margin is due primarily to $1,152,000 of stock-based compensation recorded as a result of adopting SFAS 123(R) and a decrease in the volume of shipments of higher margin Z Backscatter systems.  The cost of service revenues for the quarter ended December 31, 2006 increased by $1,135,000 to $6,757,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 47% of revenues versus 54% for the corresponding period last year.  This margin improvement is due primarily to increased service contract and extended warranty contract revenue with comparatively lower material requirements in the current period.

Total cost of sales and contracts for the nine months ended December 31, 2006 decreased by $5,798,000 to $58,303,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $11,274,000 to $39,078,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 56% of revenues versus 51% of revenues, for the corresponding period last year.  This decrease in gross margin is due primarily to $2,666,000 of stock-based compensation recorded as a result of adopting SFAS 123(R) and the significant decrease in the volume of shipments of higher margin Z Backscatter systems in the period.  The cost of service revenues for the nine months ended December 31, 2006 increased by $5,476,000 to $19,225,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 51% of revenues versus 59% for the corresponding period last year.  This margin improvement is due primarily to increased service contract and extended warranty contract revenue with comparatively lower material requirements in the current period.

Selling, general and administrative expenses for the quarter ended December 31, 2006 of $7,939,000 were $3,393,000 higher than the corresponding period a year ago.  Selling, general and administrative expenses represented 17% of revenues in the current period as compared to 12% for the corresponding period last year.  The increase in costs was primarily the result of $1,137,000 of stock-based compensation expense recorded in accordance with SFAS 123(R), a $1,911,000 increase in incentive compensation due to the attainment of certain goals and a $237,000 increase in bid and proposal and other marketing related costs.

Selling, general and administrative expenses for the nine months ended December 31, 2006 of $19,565,000 were $6,182,000 higher than the corresponding period a year ago.  Selling, general and administrative expenses represented 18% of revenues in the current period as compared to 11% for the corresponding period last year.  The increase in costs was primarily the result of $3,567,000 of stock-based compensation expense recorded in accordance with SFAS 123(R), a $1,463,000 increase in incentive compensation due to the attainment of certain goals and an $832,000 increase in bid and proposal related costs and other marketing related costs.

Company funded research and development expenses of $1,440,000 for the quarter ended December 31, 2006 decreased by $761,000 compared to the corresponding period last year.  Research and development expenses represented 3% of revenues as compared to 6% for the corresponding period last year.  These expenditures decreased as the Company’s engineering efforts focused on revenue producing programs, product maintenance during the quarter.

Company funded research and development expenses of $5,220,000 for the nine months ended December 31, 2006 decreased by $1,873,000 compared to the corresponding period last year.  Research and development expenses represented 5% of revenues as compared to 6% for the corresponding period last year. These expenditures decreased as the Company’s engineering efforts focused on revenue producing programs, bid and proposal activities and product maintenance during the period.

Other income was $1,129,000 in income for the quarter ended December 31, 2006 as compared to $1,526,000 in income for the corresponding period a year ago.  Other income for the quarter ended December 31, 2006 and December 31, 2005 includes $(224,000) and $808,000, respectively of warrant income (expense) due to the changes in the warrant liability attributable to stock price volatility over the remaining warrant life.  In addition, in the quarter ended December 31, 2006, the Company earned $1,381,000 in income on investments held as compared to $704,000 in the quarter ended December 31, 2005 due to increases in the Company’s cash and investments balances, and an increase in the average interest rate when compared to the prior year.

Other income was $5,863,000 in income for the nine months ended December 31, 2006 as compared to $494,000 in expense for the corresponding period a year ago.  Other income for the nine months ended December 31, 2006 and December 31, 2005 includes $2,115,000 and $(2,109,000), respectively of warrant income (expense) due to the changes in the warrant liability as a result of stock price volatility.  In addition, in the nine months ended December 31, 2006, the Company earned $3,872,000 in income on investments held as compared to $1,576,000 in the nine months ended December 31, 2005 due to increases in the Company’s cash and investments balances, and an increase in the average interest rate when compared to the prior year.

As a result of the above, the Company reported pre-tax income of $13,688,000 in the quarter ended December 31, 2006 as compared to pre-tax income of $14,153,000 in the corresponding period a year ago. The Company reported pre-tax income of $30,042,000 in the nine months ended December 31, 2006 as compared to pre-tax income of $37,772,000 in the corresponding period a year ago.

The Company’s projected effective tax rate, excluding the income tax effect of the warrants which are not taxable, for fiscal year 2007 increased to 40.2% from 30.8% for the year ended March 31, 2006.  This increase is due to the Company’s recognition of tax carryforward benefits during fiscal 2006 which reduced taxable income as well as changes in other permanent tax items.

The Company had net income of $8,072,000 during the quarter ended December 31, 2006 as compared to net income of $9,668,000 in the third quarter of fiscal 2006. For the nine months ended December 31, 2006, the Company had net income of $18,820,000 as compared to $25,061,000 for the nine months ended December 31, 2005.   The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents increased by $5,780,000 to $56,435,000 at December 31, 2006 compared to $50,655,000 at March 31, 2006.  This increase is attributable primarily to $24,822,000 in cash provided by operating activities comprised mainly of $18,820,000 of net income earned during the period adjusted for non-cash related items related to stock compensation and warrants ($4,423,000), and increases in customer deposits ($5,628,000) attributable primarily to one large deposit on an international program and deferred revenue ($4,233,000) related primarily to one large multi-year service agreement invoiced at inception.  These increases are offset somewhat by decreases in cash and cash equivalents attributable to $17,763,000 of net purchases of short term investments, a $9,402,000 increase in accounts receivable attributable to a large number of shipments in the third month of the quarter, and $3,379,000 in capital expenditures related primarily to the Company’s ongoing ERP system implementation and other leasehold improvements.

On November 16, 2006, the Company modified its domestic loan and security agreement with Silicon Valley Bank East which was scheduled to expire on November 29, 2006.  The Company increased this domestic facility from $5.0 million to $20.0 million to support the Company’s routine working capital needs.  The Company’s $10.0 million export loan and security facility, guaranteed by the Export-Import Bank of the United States, expired as of November 29, 2006 and was not renewed. Maximum amount available for borrowings under the domestic facility is (a) if the Company’s unrestricted cash is greater than or equal to $30 million, is $20.0 million minus  the amount of all outstanding Letters of credit less certain reserves, and minus the outstanding principle balance of any advances or (b) if the Company’s unrestricted cash is less than $30.0 million for a period of 30 consecutive days, the lesser of (i) the $20.0 million, or ii) 85% of eligible domestic accounts receivable minus  the amount of outstanding letters of credits adjusted for certain reserves and minus the principle balance of any advances.  The modification of the domestic loan and security agreement extended this credit facility through November 14, 2008.

The credit facilities bear an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (8.25% at December 31, 2006). The credit agreements are collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.

At December 31, 2006, there were no borrowings outstanding against these credit facilities. The Company had outstanding $18,298,000 in stand-by letters of credit against its credit facility.  Of the outstanding letters of credit, $13,750,000 relates to a performance bond on an ongoing international project, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects.  No amounts have been drawn against these letters of credit. In addition, at December 31, 2006, the Company had a restricted cash balance of $1,756,000 relating to certain bank required deposits related to outstanding letters of credits, bid bonds, and other bank-related fees.

New Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”).  FIN 48 is an interpretation of FASB Statement No. 109.  “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact, if any, that FIN 48 will have on its consolidated financial statements.

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

As of December 31, 2006, the Company held short-term investments consisting of money market funds and U.S. government and government agency bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments had an average interest rate of approximately 4.91% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock.  As of December 31, 2006, 21,625 of these warrants remain outstanding.  These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company, and as such a liability equal to the fair value of the warrants is recorded on the balance sheet. Changes in the fair value of the warrants are recorded as other income (expense). The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock. A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately a $128,000 positive or negative impact on earnings.

Item 4 – Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1– Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  At the present time, it is not possible to predict the outcome of these matters; however, the Company currently believes that resolving these matters will not have a material adverse impact o its financial condition, results of operations or cash flows.

Item 6 - Exhibits

(a)	Exhibits
10(d)(xiii)	Third Loan Modification Agreement between Silicon Valley Bank and American Science and Engineering, Inc. dated November 15, 2006
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

Date February 9, 2007	/s/ Kenneth J. Galaznik
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

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: significant reductions or delays in procurements of the Company’s systems by the United States and other governments; disruption in the supply of any source component incorporated into the Company’s products; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of the Company’s products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management systems, to accommodate any future growth and any future delays in federal funding. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 under Item 1A “Risk Factors.”  Please also refer to our other filings with the Securities and Exchange Commission.