Form 10-K
period 2007-03-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2007-06-13
CIK 5768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6549

AMERICAN SCIENCE AND ENGINEERING, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2240991
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

829 Middlesex Turnpike,
Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)

(978) 262-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.66 2/3 par value)	NASDAQ Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes  ☐  No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Large accelerated filer   ☐                           Accelerated filer   ☒                           Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐         No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed using the closing sale price of common stock of $48.52 on September 30, 2006, was $438,129,000.

9,190,821 shares of Registrant’s common stock were outstanding on May 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2007. Portions of such Proxy Statement are incorporated by reference in Part III.

AMERICAN SCIENCE AND ENGINEERING, INC.

FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2007

CAUTIONARY STATEMENT

Some of the statements contained in this report and in the documents incorporated by reference are “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations, and releases, about, among other things, our business and prospects. Our future results may differ materially from our past results and from those projected in the forward-looking statements due to various uncertainties and risks including but not limited to those set forth below under ITEM 1A.  RISK FACTORS, one-time events and other important factors disclosed previously and from time to time in our other filings with the SEC. We disclaim any obligation to update any forward-looking statements contained herein after the date of this Annual Report.

PART I

ITEM 1. BUSINESS

American Science and Engineering, Inc., a Massachusetts corporation formed in 1958 (together with its subsidiary, the “Company” or “AS&E”), develops, manufactures, markets, and sells X-ray inspection and other inspection solutions for homeland security and other targeted markets.  AS&E provides maintenance, warranty, research, engineering, and training services related to these solutions.

The Company manufactures a range of sophisticated X-ray inspection products that can be used to inspect parcels, baggage, vehicles, pallets, cargo containers, and people.  The Company sells its products in the U.S. and throughout the world to a variety of customers, including:

•                  Authorities responsible for port and border security

•                  Aviation security agencies

•                  Military organizations; and

•                  High threat commercial and government facilities

AS&E’s products are used by these customers to help combat terrorism, trade fraud, drug trafficking, weapons smuggling, and illegal immigration.  Our products are also used for military force protection and general facility security.

Beginning with the terrorist attacks on September 11, 2001, and continuing with the proliferation of global terrorism, homeland security and force protection concerns have become of paramount importance in the United States and around the world. The Company believes that homeland defense, force protection and military security initiatives will continue to provide new revenue opportunities, with additional growth in the seaports and borders, federal and military facilities, and corporate security markets.

The Company’s objective is to distinguish itself from its competitors by offering innovative products which provide superior threat detection. To achieve this, AS&E incorporates a variety of X-ray imaging and image processing technologies into its products.  A number of the Company’s products use our patented Z Backscatter™ technology.  Z Backscatter is a unique X-ray imaging technique that has distinct advantages for the detection of organic, or low atomic number (Z) materials such as plastic explosives, composite weapons, and illegal drugs even when concealed by complex backgrounds.

Technology

The Company’s X-ray imaging products utilize several technologies including traditional transmission X-ray technology, our proprietary Z Backscatter technology, Shaped Energy technology and Radioactive Threat Detection (RTD).

X-ray imaging devices contain these basic subsystems: X-ray sources, detectors, and software.  The source generates an X-ray beam that is directed at the object to be scanned (baggage, container, etc.).  When the source X-rays encounter the object, they are either absorbed by the object, pass directly through the object, or scatter off of the object.  Dense (high atomic number) materials tend to absorb X-rays.  Materials that are less dense (low atomic number) tend to scatter X-rays.  The detectors record the intensity of the transmitted or scattered X-rays.  Software is then used to interpret the signals from the detectors and to construct and display X-ray images.

Transmission X-ray Technology:  Transmission images are created from X-rays that pass through the object that is being examined.  Medical X-ray images are a type of transmission X-ray.  In transmission imaging, the detector measures the relative intensity of the X-rays that pass directly through the object.  The degree to which X-rays are transmitted through an object is dependant upon the size of the X-ray source and the composition and quantity of the material in the path of the X-ray beam.  Low energy sources are used to scan smaller objects such as parcels and baggage, and high energy sources are used for scanning large items such as trucks and cargo containers.   Transmission X-ray images are useful for seeing “through” the object of interest.  A transmission image, however, represents an aggregate of all objects in the path on the beam and can therefore be difficult to interpret.

Z Backscatter Technology:   Many of the Company’s X-ray systems utilize AS&E’s patented Z Backscatter technology.  The term “Backscatter” refers to those X-rays that scatter off of the object under examination back toward the X-ray source.  Z Backscatter detectors capture these scattered X-rays which are then used to create highly readable, photo-like images.

Many threats items are organic in nature and have low atomic numbers.  Such items include drugs, explosives, composite weapons, and stowaways.  These items tend to scatter X-rays much more so than inorganic materials like steel and other metals.  As a result, these organic threat items tend to stand out as bright, visible objects when scanned by a Z Backscatter imaging system.

Z Backscatter images complement transmission images and several of the Company’s products employ both technologies.  The combination of backscatter and transmission images gives security officials more information about the contents of the baggage or container by differentiating dense materials, such as metals, from low-Z materials such as explosives.  In addition, the two images enable an inspector to perform a quicker and more thorough examination of the object in question.

Other Technologies:   Two other technologies employed by AS&E are Shaped Energy and Radioactive Threat Detection (RTD).  Shaped Energy technology is a specialized form of high energy transmission X-ray which is used in AS&E’s OmniView product line. Radioactive Threat Detection (RTD) is a technology which is used to find radioactive materials in vehicles.

AS&E also employs several other X-ray imaging and image processing technologies which are described below.

Products and Systems

The Company’s products and services can be grouped into six different areas including CargoSearch™ Inspection Systems, Z Backscatter Systems, ParcelSearch™ Inspection Systems, Personnel Inspection, Contract Research and Development, and Service and Support.

CargoSearch™ Inspection Systems: The CargoSearch family of systems includes non-intrusive inspection products which are primarily used for the screening of trucks, cars, cargo containers, pallets, and air cargo.  These systems are used at locations including border crossings, seaports, military bases, railroad centers, airports, and cargo and transportation hubs. The CargoSearch systems are designed to combat trade fraud, drug trafficking, weapons smuggling, and terrorism. The CargoSearch family includes:

OmniView™ Gantry System:  a multi-view, relocatable high-energy cargo and vehicle inspection system.  This system combines 6 MeV high-energy transmission imaging and three Z Backscatter X-ray views for left, right and top-side imaging of cargo.  OmniView provides side and top-down views of the cargo in a relocatable configuration. OmniView utilizes AS&E’s patented Shaped Energy™ technology to penetrate densely loaded cargo containers. Shaped Energy “shapes” the high energy spectrum to filter out non-essential radiation, making the system safe for operators and staff.  High energy 6.0 MeV transmission X-rays can penetrate 14 inches (35 cm) of steel or 8.5 feet (260 cm) of oil, yet doesn’t require heavy shielding, an exterior building, or standoff zones.   The Z Backscatter images are ideal for the detection of organic or “low Z” materials including explosives, drugs, alcohol, and tobacco that transmission X-rays alone can miss. The System’s multiple Z Backscatter views of the cargo improve detection while facilitating interpretation of the X-ray image.  The OmniView Gantry System’s scanning platform operates by moving on rails past stationary vehicles and cargo.  The system is bi-directional allowing for a throughput of approximately 25 trucks per hour.  OmniView Gantry is ideal for ports, borders, and high-threat military facilities.

Z® Portal™:  a multi-view, drive-through inspection system capable of scanning cars, vans, trucks, and their cargoes for threats and contraband.  The relocatable screening system can be configured with one, two or three Z Backscatter X-ray detectors, allowing for left, right and/or top-side imaging of the vehicle under examination.

PalletSearch™:  a conveyorized X-ray inspection system designed to perform non-intrusive inspection of mixed cargo shipped on large pallets or in air cargo containers.  The system is especially useful for inspecting large, irregularly shaped containers and cargo.

Z Backscatter Systems:  Z Backscatter Systems include imaging systems that use Z Backscatter imaging only.

Z Backscatter Van™ (ZBV): a mobile X-ray screening system built into a commercially available delivery van.  It utilizes AS&E’s patented Z Backscatter X-ray technology to produce photo-like images of the contents of a vehicle or cargo container, highlighting organic materials such as plastic explosives or other anomalies. With one-sided, backscatter-only imaging, security officials can use ZBV for screening vehicles, sea containers, and other cargo for terrorist threats, trade fraud, and contraband, simply by driving past the objects.   The ZBV can be equipped with Radioactive Threat Detection (RTD) capability.  With RTD, the ZBV can produce Z Backscatter images for general screening while simultaneously scanning the object for the presence of radioactive material.

Ruggedized Detection Imaging Module (RDIM):   a relocatable Z Backscatter imaging system for screening vehicles at a security checkpoint or border crossing.  Security officials can screen vehicles and vehicle-borne cargo containers for terrorist threats and contraband by directing vehicles to drive past the system.  RDIM employs Z Backscatter technology which produces photo-like images of the contents of a vehicle, providing manifest verification information and highlighting organic materials, such as explosives or drugs.

ParcelSearch™ Inspection Systems: ParcelSearch systems are designed for the non-intrusive X-ray scanning of parcels, baggage, and mail. They are primarily located in government facilities, airports, commercial office buildings, high-security federal facilities and convention centers. The ParcelSearch family includes:

Gemini:  Gemini is a parcel and baggage inspection system which combines AS&E’s Z Backscatter technology with Dual-energy transmission X-ray to provide enhanced detection for a wide range of threats.  Dual-energy transmission is best suited for the detection of “traditional” threats such as guns and knives, and for identifying wires and other components of IEDs. It also provides some organic and metallic discrimination in uncluttered environments.  Z Backscatter imaging provides enhanced detection of organic materials such as explosives and narcotics, which may be missed by transmission-only systems in cluttered baggage.  In addition, the complementary photo-like Z Backscatter image makes it easier for security officers to interpret images, thus reducing analysis time and minimizing operator fatigue.

Model 101VAN™: a self-contained conveyor-based parcel inspection system housed in a standard van; designed and built to the rigorous specifications of U.S. Customs and Border Protection.

Models 101Z™, 101ZZ™, and 101XL™: conveyor-based systems allowing rapid inspection of high volumes of luggage and other packages.

Personnel Screening:  Personnel screening is a crucial part of any threat detection effort.  Today, threats can take the smallest of forms and are often easily hidden on a person.  With the advent of suicide bombings, personnel screening has taken on an even more important role.  Personnel screening is also important in the effort to intercept prohibited substances, such as drugs and alcohol.

SmartCheck™:  a personnel screening system for the effective screening for contraband and threats hidden under a person’s clothing.  SmartCheck simultaneously detects both metallic and non-metallic objects, such as guns and knives, plastic explosives, liquid explosives, composite weapons, drugs and other hidden threats and contraband.  Its Z Backscatter image gives the operator an easy-to-read display of where the threat or contraband is hidden, thus eliminating the need for intrusive and time-consuming pat-downs and strip searches.  SmartCheck employs proprietary advanced image processing algorithms to enhance privacy, while maintaining a high level of threat detection.

Contract Research & Development:  AS&E engages in a variety of contract research and development (CRAD) programs, mostly for agencies of the US government.  AS&E pursues CRAD opportunities which it believes provide avenues for advancing our core technologies or developing product offerings for strategic customers or markets.  One such important program is the CAARS (Cargo Advanced Radiography System) program for DHS’ Domestic Nuclear Detection Office (DNDO).  CAARS is a program under which AS&E is developing advanced detection technology for inspecting cargo containers for nuclear materials.

Service and Support:  AS&E’s Field Service Engineers (FSEs) provide support services on most of AS&E’s X-ray inspection systems worldwide. FSEs are located at AS&E offices in Asia, Europe, the Middle East and North America. In addition, Technical Support is provided at the Company’s headquarters in Billerica, Massachusetts. AS&E provides comprehensive, cost-effective spare parts solutions customized for each system.  The Company maintains an inventory of field-replaceable components in order to meet customer needs for spare parts.

AS&E provides comprehensive technical training on all X-ray inspection systems. Our instructors specialize in current threat detection techniques and employ both classroom theory and hands-on training to help clients become expert users of AS&E equipment. Our technical training informs customers about detection technologies and best practices through demonstrations and field activities that simulate real-life threat and contraband encounters.  Technical training is included with each system sale and additional training for image analysis, service and maintenance training, and other customized training courses are provided aftermarket to interested customers.

Intellectual Property

The Company relies on a combination of patent, copyright, trademark, contract and trade secret laws to establish and protect its proprietary rights in its technology. The Company has patents either issued and/or pending in the United States, Germany, Japan, the United Kingdom, China, Austria, France, Ireland, Italy, Switzerland, Australia, Canada, Hong Kong, India, Israel, The

Republic of Korea, New Zealand, Mexico, Norway, The Russian Federation, Ukraine, Singapore, United Arab Emirates, Malaysia, Thailand and Egypt, and under the Gulf Cooperation Council and the Patent Cooperation Treaty.

In general, the Company pursues a policy of obtaining patent protection both in the United States and in selected foreign countries for subject matter we consider patentable and important to our business strategy. The Company has 54 unexpired patents issued by, and 63 patent applications pending with, the U.S. Patent and Trademark Office, as well as with the respective patent offices of the foreign countries noted above. Over half of our issued patents have been issued in the last five years.

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

Customers

The Company has a customer base consisting of government and commercial clients from both the United States and abroad. Domestically, the Company’s primary client base is comprised of agencies of the U.S. Government. Approximately 70%, 77%, and 75% of the Company’s sales in fiscal 2007, 2006 and 2005, respectively, were derived from either (i) contracting directly with the U.S. Government, or (ii) contracting with contractors working directly with the U.S. Government. Certain of the Company’s contracts with the U.S. Government provide the U.S. Government with the standard unilateral right to terminate these contracts for convenience. To date, the Company has not experienced any material losses as a result of this contractual provision. The Company is heavily dependent upon sales to agencies of the U.S. Government and reductions or delays in procurement of the Company’s systems by these agencies may have a material adverse effect on the Company.

International sales, primarily to foreign governments, accounted for approximately 27%, 14% and 15%, of the Company’s total sales in fiscal 2007, 2006 and 2005, respectively, and continue to be a high priority for the Company as part of its long-term growth strategy. International sales entail longer sales cycles and project financing requirements; however the Company continues to focus on these sales as a means of broadening its customer base and reducing its dependency on sales to the U.S. Government. The Company manages its overseas risk in a number of ways, including actively increasing the number of opportunities it is pursuing at any one time, working with international funding sources to help customers finance and secure funding of these projects, and obtaining downpayments and letters of credit to secure its international receivables. The majority of international contracts are bid in U.S. dollars. For those contracts that are bid in other currencies, the Company considers the need to engage in hedging contracts to control foreign exchange risk. There were no hedging activities in fiscal 2007, 2006 or 2005.

In fiscal 2007, the Company had sales to two major customers, both agencies of the U.S. Government, which accounted for 31% and 15% of total sales.  In fiscal 2006, these same customers accounted for 26% and 30% of total sales. In fiscal 2005, the Company had sales to three major customers, two of which were agencies of the U.S. Government and the third a subcontractor to a U.S. Government agency, which accounted for 17%, 13%, and 13% of total sales.

Competition

The Company has many competitors in the homeland security X-ray detection market, including several large and well-established manufacturers of security equipment with financial and other resources greater than those of the Company. Certain X-ray security system customers select such systems based largely on price. Other customers, including some agencies of the U.S. Government and certain users in countries with high levels of concern over security, tend to select systems based largely on detection capability.  Many of the Company’s systems offer premium performance and have in some cases been priced higher than many competing systems. The Company believes that its patented and proprietary technology give it a strong competitive position in the sale of security systems to customers concerned with performance and detection. The Company also believes that its strategy of concentrating on products with unique features, including Z Backscatter and Shaped Energy, and/or competitive pricing will give it a strong position to increase its sales of X-ray systems. However, a number of companies have developed products that compete with the Company’s X-ray inspection products. (See “Forward-Looking Information and Factors Affecting Future Performance”)

ISO 9001 Certification

In August 2006, the Company’s Quality Management System  was recertified under the ISO 9001:2000 Standard of the International Organization for Standardization which it has been registered under since 2003.  ISO 9001 is an internationally recognized quality management and assurance standard.

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

Regulatory Compliance

AS&E complies with applicable federal regulations under Title 21 CFR Subchapter J - Radiological Health.  All AS&E cabinet X-ray products comply with all applicable U.S. Government radiation safety performance standards including 21 CFR 1020.40. All personnel inspection systems of AS&E comply with the voluntary consensus radiation safety standards adopted by the American National Standards Institute ANSI N43.17-2002.

Research and Development

The Company spent approximately $7,184,000 of its own funds for research and development during fiscal 2007, compared to $9,601,000 and $5,727,000 in fiscal 2006 and 2005, respectively. The fiscal 2007 research and development efforts were focused on design modifications and enhancements to existing products, the development of new applications and the development of new products.

In addition, the Company conducted government-sponsored research primarily focused on advances in X-ray systems, image analysis and integrated system development for niche security inspection problems. The Company recognized revenues of $6,597,000, $2,804,000, and $2,534,000 in fiscal 2007, 2006, and 2005, respectively for these efforts. A significant amount of the Company’s government sponsored research and development contracts provide for a fixed fee or a reimbursement of allowable costs plus a fixed fee. The Company’s contracts in these areas are obtained by submitting research and development proposals to various organizations, sometimes in response to requests for such proposals.

Personnel

As of March 31, 2007 the Company had 299 employees as compared to 288 employees at March 31, 2006.   It is the Company’s policy to have employees sign nondisclosure agreements as a condition of employment. None of the Company’s employees are represented by labor unions.

Sales Backlog

The Company’s firm (under signed contracts) sales backlog was $105,634,000, $68,840,000, and $72,098,000 at March 31, 2007, March 31, 2006, and March 31, 2005, respectively.

Certain of the Company’s contracts with the U.S. Government contain clauses permitting the government to terminate the contract for convenience upon certain terms and conditions, including partial payment to the Company for work performed. Total contracts with U.S Government agencies and subcontractors in the backlog were $58,833,000, $30,058,000, and $48,127,000, at March 31, 2007, 2006 and 2005, respectively. It is estimated that approximately 86% of the 2007 backlog will be filled within the fiscal year ending March 31, 2008.

Financial Information about Foreign and Domestic Operations and Export Sales

Most export sales are transacted in U.S. dollars, and many are either secured by irrevocable letters of credit or paid in advance. The following table shows the breakdown of net sales and contract revenues to international and domestic customers and the major regions of international activity based upon customer’s country of domicile. All assets are maintained within the United States with the exception of small amounts of spares inventory and cash accounts maintained at foreign locations (approximately 1% of the Company’s assets).

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2007	2006		2005

Domestic	$111,335	73%	$141,491	86%	$75,376	85%
International	41,851	27%	22,113	14%	12,938	15%

Net Sales and Contract Revenues	$153,186	100%	$163,604	100%	$88,314	100%

Percent of International Revenue by Major Region:
Middle East & Africa	65.9%	50.4%		15.9%
Pacific Rim	20.3%	36.4%		62.6%
Europe	13.8%	11.4%		21.5%
All Other	—%	1.8%		—%

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

The Company’s business is heavily dependent on sales to a small number of customers, which include agencies of the United States government. During fiscal 2007, two customers accounted for 46% of the Company’s total revenues. During fiscal 2006, two customers accounted for 56% of the Company’s total revenues and during fiscal 2005, three customers accounted for 43% of the Company’s total revenues. Certain of the Company’s government contracts may be terminated at the government’s discretion. The termination of the Company’s relationship with one or more of its significant customers or the reduction or delay of orders of its systems by these customers would substantially reduce the Company’s revenues, and its business and prospects may be harmed.

The Company conducts its business worldwide, which exposes it to a number of difficulties in coordinating its international activities and dealing with multiple regulatory environments.

The Company’s revenues to international customers, including foreign governments, accounted for approximately 27%, 14% and 15% of its net revenues for the fiscal years ended March 31, 2007, March 31, 2006 and March 31, 2005, respectively, and a significant number of domestic customer orders require shipments to, and services provided in, overseas locations. In addition, the Company transacts business internationally with a number of its key suppliers. As a result of the Company’s worldwide business operations, it is subject to various risks, including:

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

The Company generates funds for its research and development activities from operations, private sources and the government. The Company may be unable to generate the funds necessary to support its research and development activities if it does not generate sufficient funds from operations, other potential private sources, or the government. The Company may not successfully compete with other companies and research institutions for government funding and funding from other private sources. Additionally, government-funding priorities are subject to frequent changes. For example, in fiscal 2007, 2006 and 2005, the Company recorded $6,597,000, $2,804,000 and $2,534,000, respectively, for government-sponsored research and development. There is no guarantee that the Company will receive funds for government-sponsored research in the future. If the Company is unable to fund its research and development activities through its operations or from outside sources, the Company may be unable to continue to innovate or bring its innovations to market on a timely or cost effective basis, or its innovations may be surpassed by other competitors or new technologies.

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

During fiscal 2004, the CEO and certain other members of our senior management team left the Company. The Company subsequently recruited what it believes to be a highly qualified team of executives to join the Company. The Company’s future success will continue to depend in large measure upon the continued contributions of its senior management team and other key personnel. If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

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

The balance of construction and renovation costs above this tenant allowance were the responsibility of the Company. The construction and refurbishments were completed on March 1, 2006 at which time the lease commenced for a period of 10 years.  In January 2007, the Company amended this lease agreement to expand its lease to include the remaining available space in the building.  The Company now leases all of the 187,000 square foot facility owned by an unaffiliated real estate limited partnership.

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

The Company believes that its facilities, with its recently completed and scheduled renovations, and expansion, are adequate and provide sufficient production capacity for its present intended purposes. The Company’s facilities are currently utilized primarily on a one-shift basis. The Company is able to add additional capacity by adding second and third shifts if necessary.

ITEM 3. LEGAL PROCEEDINGS

Since February 2004, the Company and L-3 Communications, Inc. had been engaged in litigation in the United States District Court for the District of Massachusetts in Boston over two of the Company’s patents – United States Patent No. 6,292,533 and No. 5,903,623.  In August 2006, the parties entered into a Settlement Agreement that resulted in the dismissal of the underlying suit.  This settlement had no material effect on the Company, the value of its intellectual property or the development and sale of any of its products.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ National Market under the symbol ASEI. The market price range for the common stock for the last two fiscal years as reported on the NASDAQ National Market or American Stock Exchange, as applicable, is as follows:

Fiscal Year	Quarter Ended	High	Low

2007	March 31, 2007	$60.45	$49.78
	December 31, 2006	$71.22	$44.86
	September 30, 2006	$61.97	$36.03
	June 30, 2006	$93.53	$51.00

2006	March 31, 2006	$93.86	$59.83
	December 31, 2005	$74.95	$52.33
	September 30, 2005	$73.05	$36.50
	June 30, 2005	$45.79	$35.95

As of June 5, 2007, there were approximately 805 holders of record of the Company’s common stock.

No cash dividends have been declared in the two most recent fiscal years.  The Company, on May 21, 2007, announced that it intends to initiate quarterly dividends during fiscal 2008. The Company has received consent from its bank for this dividend as its credit facility restricts the payment of dividends (except in shares of the Company’s stock).

Equity Compensation Plan Information

The following table provides information about the Company’s stock option plans and the common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of March 31, 2007.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average	remaining available for future
	outstanding options	exercise price of	issuance under equity
	and rights as of	outstanding options	compensation plans as of
	March 31, 2007	and rights	March 31, 2007 (excluding
Plan category	(a)	(b)	securities reflected in column(a))

Equity compensation plans approved by security holders:
1995 Combination Plan	16,566	$14.86	—
1999 Combination Plan	74,667	$18.25	—
2000 Combination Plan	90,383	$30.64	—
2002 Combination Plan	171,354	$26.75	2,250
2003 Stock Plan for
Non-Employee Directors	121,000	$40.77	—
2005 Equity and Incentive Plan	385,887	$53.76	318,615
Equity compensation plans not approved by security holders:
1996 Plan for Non-Employee Directors	7,000	$13.06	—
1997 Non-Qualified Option Plan	44,811	$23.25	—
1998 Non-Qualified Option Plan	49,422	$29.83	—
Total	961,090	$38.76	320,865

The Company did not repurchase any of its securities during fiscal 2007.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

Fiscal Year	2007	2006	2005		2004	2003
	(Dollars in thousands, except per share amounts)

Net sales and contract revenues	$153,186	$163,604	$88,314		$76,342	$61,958
Net income (loss)	24,610	29,786	11,185	(1)	1,911	(7,951)
Income (loss) per share—diluted	2.38	3.27	1.31		0.26	(1.20)
Total assets	221,725	173,389	98,287		55,803	47,316
Stockholders’ equity	167,698	130,198	61,570		38,433	32,358

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

2007 Compared to 2006

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

        Net sales and contract revenues for fiscal 2007 decreased by 6% to $153,186,000 compared to fiscal 2006 revenues of $163,604,000. The Company reported net income before taxes of $40,016,000 in fiscal 2007 compared to a net income before taxes of $45,769,000 in the previous fiscal year. Net income for fiscal 2007 was $24,610,000 ($2.38 per share, on a diluted basis) as compared to a net income of $29,786,000 ($3.27 per share, on a diluted basis) in fiscal 2006. Backlog at March 31, 2007 was $105,634,000, a 53% increase from the backlog of $68,840,000 reported at the previous fiscal year end, due primarily to increases in backlog of service and maintenance and cargo systems contracts offset somewhat by a decrease in Z Backscatter System backlog.

        Results of Operations    Total net sales and contract revenues of $153,186,000 in fiscal 2007 decreased by $10,418,000 or 6% from the previous year. Revenues related to product sales and contracts decreased by $26,936,000 or 21% due to the following:  Z Backscatter System sales decreased $17,262,000 from the prior year as the multi-unit orders received from the US Government in the prior year were not repeated in the current year.  Aftermarket part sales decreased $6,799,000 from the prior year and returned to more standard revenue levels.  The Company had received one large order in fiscal 2006 which had contributed to its high parts revenues in the prior year. Parcel system revenues also decreased by $5,138,000 from the prior year attributable primarily to a decrease in order volume in the year. These product revenue decreases were offset by a $3,806,000 increase in contract research and development revenues as compared to the prior period attributable primarily to one large contract research and development contract received in the current year.  Service revenues increased in fiscal 2007 by $16,518,000 or 46% to $52,046,000 due primarily to service contract revenues purchased with the shipments of systems in 2006 and 2007.

        In fiscal 2007, 73% of the Company’s revenues were from domestic customers as compared to 86% in fiscal 2006. In fiscal 2007, the Company had sales to two customers which accounted for 46% of total sales. In fiscal 2006, the Company had sales to two major customers which accounted for 56% of total sales.

        Cost of sales and contracts of $ 86,647,000 in fiscal 2007 increased by $1,241,000 or 1% from the previous year. Cost of product sales and contracts of $60,033,000 decreased by $5,341,000 or 8% as compared to the prior year. Cost of product sales and contracts totaled 59% of revenues in fiscal 2007 as compared to 51% of revenues in fiscal 2006. This decrease in gross margin is due primarily to $3,559,000 of stock-based compensation and a decrease in the volume of shipments of higher margin Z Backscatter systems.  The cost of service revenues increased $6,582,000 or 33% from the prior year. Cost of service revenues totaled 51% of revenues in fiscal 2007 as compared to 56% of revenues in fiscal 2006.  This margin improvement is due primarily to improve system performance of systems under service contracts as compared to the prior year.

        Selling, general and administrative expenses in fiscal 2007 increased by $7,494,000 to $27,136,000 compared to fiscal 2006 and represented 18% of revenues in fiscal 2007 as compared to 12% of revenues in fiscal 2006. This  increase in spending can be attributed to $5,035,000 of stock-based compensation expense, increases in incentive compensation costs ($473,000) related to the bonuses and commissions earned during the period, increased salaries and payroll related costs ($497,000) as the Company increased its sales and marketing capabilities, increased marketing costs ($687,000),  increases in expenses related to the Company’s ongoing ERP system implementation project ($248,000), and increased legal expenditures ($534,000) related to legal costs incurred related to an abandoned acquisition and other corporate initiatives.

        Company funded research and development spending decreased by $2,417,000 to $7,184,000 in fiscal 2007, a 25% change compared to the $9,601,000 spent in fiscal 2006.  Research and development spending represented 5% of revenues in fiscal 2007 as compared to 6% of revenues in fiscal 2006. Fiscal 2007 costs decreased as the engineering team focused on revenue related contracts including contract research and development engagements.  The Company’s fiscal 2007 research and development activities focused on design modifications to its existing products and the development of product alternatives to continue to bring innovative products to its customers.

        Other income (expense) was $7,797,000 in income in fiscal 2007 as compared to $3,522,000 in expense in fiscal 2006. Interest income increased by $3,108,000 due to increased funds available for investment in higher return investment vehicles. In addition, the Company recorded $2,270,000 in income related to the fair value mark to market charge associated with outstanding warrants issued as part of a private placement of common stock in May of 2002. During fiscal 2006, this mark to market adjustment resulted in $6,094,000 in expense.

        The Company reported pre-tax income of $40,016,000 in fiscal 2007 as compared to a pre-tax income of $45,769,000 in the previous fiscal year primarily due to the decreased revenues and expense increases noted above. The Company recorded income tax expense of $15,406,000 in fiscal 2007 as compared to $15,983,000 in the prior fiscal year.  The Company’s effective tax rate excluding the impact of the warrant (income) expense was 41% in fiscal 2007 as compared to 31% in fiscal 2006.  This increase in the rate can be attributed to the utilization of remaining net operating loss carryforwards in fiscal 2006, the implementation of FAS 123(R) in fiscal 2007, and the reduction of certain tax credits in fiscal 2007.

        The Company reported net income of $24,610,000 in fiscal 2007 as compared to net income of $29,786,000 in fiscal 2006.

2006 Compared to 2005

Results of Operations    Total net sales and contract revenues of $163,604,000 in fiscal 2006 increased by $75,290,000 or 85% from the previous year. Revenues related to product sales and contracts increased by $59,166,000 or 86% due primarily to increased revenues of approximately $52,408,000 in sales of Z Backscatter Systems. These systems continued to experience high order volume in fiscal 2006 from the federal government customer base and experienced increased international demand. Revenues on the Company’s CargoSearch systems increased $8,401,000 from fiscal 2005 due primarily to a large follow-on order from one customer.  After-market parts revenues increased by $3,704,000 to $10,588,000 due primarily to orders received for spares to accompany new system installations.  These product revenue increases were offset by a $906,000 decrease in ParcelSearch product revenues attributable to lower unit sales and a decrease in revenues of $4,267,000 related to the Company’s former High Energy Systems division which was sold in the fourth quarter of fiscal 2005. Service revenues increased in fiscal 2006 by $16,124,000 or 83% to $35,528,000 due to increases in service contract revenues related to the increased shipments of systems in 2005 and 2006.

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

Liquidity and Capital Resources

Cash and cash equivalents at year-end increased by $18,995,000 to $69,650,000 at March 31, 2007 as compared to $50,655,000 at March 31, 2006. Cash flow provided by operations of $44,854,000 resulted from the following:

•    Reported net income of $24,610,000 adjusted for the following non-cash items:

•   Depreciation and amortization of $2,425,000 which was $1,436,000 higher than the previous year due primarily to the capitalization of the Company’s building facilities.

•   Provision for (reduction of) contracts, inventory and accounts receivable reserves of ($203,000) as compared to $2,673,000 as certain receivables previously reserved were collected during the year and certain inventory, previously reserved as excess, was utilized during the year.

•   Decrease in the fair value of warrants issued of ($2,270,000) due to primarily to changes in the Company’s stock price during the period.

•   Stock compensation expense of $8,687,000.

•    A decrease in accounts receivable of $2,621,000 from the prior year due primarily to improved collections in the current year which significantly improved the Company’s days sales outstanding.

•    An increase in inventories of $3,206,000 as the Company purchased certain long-lead inventory items during the year to improve order to delivery cycles.

•    The increase in customer deposits of $5,451,000 as the Company received certain large milestones payments on contracts entered into during the year.

•    The increase in deferred revenue of $4,591,000 as the Company entered in a number of new service contracts during the year.

Net cash of $26,988,000 was used for investing activities in fiscal 2007. Fiscal 2007 capital expenditures totaled $4,733,000 versus $11,224,000 for fiscal 2006. Investments in fixed assets were comprised primarily of information technology expenditures for the Company’s ERP system implementation, leasehold improvements related to the Company’s facilities expansion, and furniture and fixtures. The Company invested $130,600,000 in short-term investments during the year, and had maturities of $109,345,000 on short-term investments. In addition, the Company paid $1,000,000 in exchange for a note receivable from an unrelated company.

Net cash provided by financing activities was $1,113,000 in fiscal 2007. Cash was provided primarily from the receipt of $2,253,000 from the Company’s landlord for leasehold improvements related to its corporate facilities expansion.  Restricted cash increased by $2,703,000 from the prior year as the Company issued certain stand-by letters of credit collateralized by cash for contract entered into during the year.

On November 16, 2006, the Company modified its domestic loan and security agreement with Silicon Valley Bank East which was scheduled to expire on November 29, 2006.  The Company increased its domestic facility from $5.0 million to $20.0 million to support the Company’s routine working capital needs.  The Company’s $10.0 million export loan and security facility, guaranteed by the Export-Import Bank of the United States, expired as of November 29, 2006. Maximum amount available for borrowings under the domestic facility is (a) if the Company’s unrestricted cash is greater than or equal to $30 million, is $20.0 million minus  the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances or (b) if the Company’s unrestricted cash is less than $30.0 million for a period of 30 consecutive days, the lesser of (i) the $20.0 million, or ii) 85% of eligible domestic accounts receivable minus  the amount of outstanding letters of credits adjusted for certain reserves and minus the principal balance of any advances.  The modification of the domestic loan and security agreement extended this credit facility through November 14, 2008.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (8.25% at March 31, 2007). The credit agreement is collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.  As of March 31, 2007, the Company was in compliance with these covenants.

At March 31, 2007, there were no borrowings outstanding against this credit facility.  Under the terms of the credit agreement, the Company was required to pay certain one-time facility fees which are being amortized over the lives of the facilities and is required to pay a fee of 0.50% quarterly on unused amounts under the line of credits.  Total expense incurred related to these fees were $201,000, $172,000, and $300,000, in fiscal 2007, 2006 and 2005, respectively.

The Company had outstanding $16,763,000 in stand-by letters of credit against the domestic facility at March 31, 2007 with $3,237,000 remaining availability.   Of the outstanding letters of credit, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. In addition at March 31, 2007, the Company has a restricted cash balance of $2,801,000 related to certain bank required deposits for outstanding letters of credits, bid bonds, and other bank-related fees.

In recent years, the Company has funded its operations and capital expenditures with cash generated by operations, including deposits from customers on long-term projects, from proceeds received from stock issuances and option exercises, and from lines of credit available to the Company. The Company currently has no amounts drawn on its line of credit and believes that its cash flows from operations, cash and investments on hand and available lines of credit are sufficient to meet the current and foreseeable operating requirements of the Company’s business.

Contractual Obligations The Company leases various office equipment and facilities under non-cancelable leases. In addition, in the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. The following table summarizes the Company’s contractual obligations as of March 31, 2007.

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Recorded Contractual Obligations:
Lease financing liability	$11,642	$1,263	$2,174	$2,529	$5,676
Other long-term obligations	69	17	35	17	—

Unrecorded Contractual Obligations:
Operating Leases	1,658	192	370	370	726
Purchase Commitments	18,950	18,660	233	57	—

Total	$32,319	$20,132	$2,812	$2,973	$6,402

Inflation The Company does not believe that inflation has had a material effect on its results of operations. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

Critical Accounting Policies

The Company considers certain accounting policies related to revenue recognition, inventories, allowances for obsolete and excess inventory, stock-based compensation, warrant liability, and income taxes to be critical policies due to the estimation processes involved in each.

Revenue Recognition:  The Company derives a portion of its revenue from fixed-price contracts, which require the accurate estimation of the cost and scope of each contract. The Company’s fixed-site CargoSearch systems are sold under fixed-price arrangements. Revenue is recognized using percentage of completion accounting, generally using the Company’s best estimate of total costs to measure the percent complete with revisions to estimates reflected in the period identified.

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

Inventories and Related Allowance for Obsolete and Excess Inventory:   Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost or net realizable value. Excessive manufacturing overhead costs such as idle facility expense, freight, handling costs and wasted material (spoilage) attributable to abnormally low volumes (levels that materially differ from budgeted production plans due primarily to changes in customer demand) are excluded from inventory and recorded as an expense in the period incurred. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand over the next twelve to eighteen months. Demand for products can fluctuate significantly. A significant increase in the demand for the Company’s products could result in a short-term increase in inventory balances, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, inventory reserves require estimates of future product demand, which may materially impact the provision required for excess and obsolete inventory. In the future, if inventory were determined to be overvalued, the Company would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

Stock-Based Compensation:  On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) “Accounting for Stock-Based Compensation”, which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS  No. 123, “Accounting for Share-based Compensation”, as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting April 1, 2006, the first day of the Company’s fiscal year 2007. Prior period information was not restated to reflect the fair value method of expensing share-based awards.

Warrant Liability:   In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock. As of March 31, 2007, 21,625 of these warrants remain outstanding. These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company and as such the Company recorded the fair value of these warrants as a long-term liability on the balance sheet. The fair value of these warrants is adjusted each period with the resulting gain or loss recorded as other income (expense) in the statement of operations. The Black-Scholes method is used to value the warrants and the calculation requires the use of estimates for stock price volatility and interest rates. The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock, changes in interest rates or changes in the volatility of the Company’s stock price.

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

In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives entities the option, at specified election dates, to measure certain financial assets and liabilities at fair value. The election may be applied to financial assets and liabilities on an instrument by instrument basis, is irrevocable, and may only be applied to entire instruments. Unrealized gains and losses on instruments for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 is currently not expected to have a material impact on the Company’s consolidated financial position or results of operations

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement.  FAS 157 is effective for the Company beginning April 1, 2008. The Company is currently reviewing the Statement to determine the impact and materiality of its adoption to the Company.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was required to be implemented by the end of fiscal 2007. We were not impacted by the adoption of this staff accounting bulletin.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its credit facilities which have variable interest rates tied to the Prime Rate. As of March 31, 2007, the Company had no variable interest rate debt outstanding. See Note 3 of Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness.

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

As of March 31, 2007, the Company holds short-term investments consisting of money market funds and U.S. government and government agency bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 4.9% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

In fiscal 2003, the Company issued 295,475 warrants in connection with a private placement offering of common stock. As of March 31, 2007, 21,625 of these warrants remain outstanding. These warrants can be exchanged for cash under certain circumstances including a merger, sale or tender offer of the Company and as such a liability equal to Black-Scholes value of the warrants is recorded on the balance sheet. Changes in the fair value of the warrants are recorded as other income (expense). The Black-Scholes value of these warrants can fluctuate significantly based on the current fair market value of the Company’s common stock. A 10% change in the fair market value of the Company’s common stock, holding other assumptions constant, would have approximately an $114,000 positive or negative impact on earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information listed in the Index to Consolidated Financial Statements on page 24 are filed as part of this Annual Report on Form 10-K and are incorporated into this Item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 3, 2005, PricewaterhouseCoopers LLP (“PwC”) resigned as the Company’s independent registered public accounting firm upon completion of its procedures on the Company’s unaudited interim financial statements as of and for the three and six-month periods ended September 30, 2005 and the Form 10-Q in which such unaudited interim financial statements would be included.  The reports of PwC on the financial statements for the years ended March 31, 2005 and 2004 contained no adverse or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. Except for the material weakness in internal control over financial reporting described in this paragraph, during the years ended March 31, 2005 and 2004, and through November 3, 2005, the Company did not have any reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K. The Company and PwC reported a material weakness in the Company’s internal control over financial reporting in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005. That Annual Report stated the Company did not maintain effective controls over the review and monitoring of the accounting presentation on the sale of long-lived assets, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the criteria established in “Internal Control – Integrated Framework”, our management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2007.  Vitale, Caturano & Company, Ltd., our independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of our internal control over financial reporting as of March 31, 2007, and has issued their report thereon which is included herein.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information called for by this item is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 27, 2007.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 27, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 27, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 27, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 27, 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements listed in the Index to Consolidated Financial Statements on page 24 are filed as part of this report, and such Index is incorporated in this Item by reference.

The exhibits listed in the Exhibit Index on page 47 are filed as part of this report, and such Index is incorporated in this Item by reference.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Submitted in answer to Item 8, Item 9A and Item 15 of Form 10-K, Securities and Exchange Commission)

CONSOLIDATED FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets—March 31, 2007 and 2006
Consolidated Statements of Operations for the Years Ended March 31, 2007, 2006, and 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended March 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows for the Years Ended March 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements

CONSOLIDATED SUPPLEMENTARY FINANCIAL INFORMATION
Unaudited Quarterly Consolidated Financial Data for the Years Ended March 31, 2007 and 2006

Financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of American Science and Engineering, Inc.

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. and subsidiary (“the Company”) as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended.  We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under item 9A, that American Science and Engineering, Inc. and subsidiary maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). American Science and Engineering, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Science and Engineering, Inc. and subsidiary as of March 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that American Science and Engineering, Inc. maintained effective internal control over financial reporting as of March 31, 2007 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, American Science and Engineering, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, effective April 1, 2006.

/s/ Vitale, Caturano & Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.

June 12, 2007
Boston, Massachusetts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Science and Engineering, Inc.:

In our opinion, the consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended March 31, 2005 present fairly, in all material respects, the results of operations and cash flows of American Science and Engineering, Inc. and subsidiary for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
June 17, 2005

American Science and Engineering, Inc. and Subsidiary

Consolidated Balance Sheets
March 31, 2007 and 2006

(Amounts in thousands, except share and per share amounts)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$69,650	$50,655
Restricted cash and investments	202	98
Short-term investments	66,086	43,117
Accounts receivable, net of allowances of $224 in 2007 and $345 in 2006	23,366	25,868
Unbilled costs and fees, net of allowances of $0 in 2007 and $36 in 2006	5,841	4,057
Inventories	20,140	16,886
Prepaid expenses and other current assets	6,730	9,862
Deferred income taxes	3,087	3,381
Total current assets	195,102	153,924
Building, equipment and leasehold improvements, net	23,054	18,717
Restricted cash and investments	2,599	—
Deferred income taxes	970	748

Total assets	$221,725	$173,389

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,117	$6,659
Accrued salaries and benefits	7,241	6,554
Accrued warranty costs	1,997	3,606
Deferred revenue	4,321	3,331
Customer deposits	11,554	6,103
Current portion of lease financing liability	1,263	787
Warrant liability	634	—
Other current liabilities	4,290	1,853
Total current liabilities	39,417	28,893
Lease financing liability, net of current portion	10,379	9,630
Warrant liability	—	4,038
Other long term liabilities	4,231	630

Total liabilities	54,027	43,191

Commitments and contingencies (Notes 2 and 8)
Stockholders’ equity:
Preferred stock, no par value
Authorized—100,000 shares
Issued—None	—	—
Common stock, $0.66 2/3 par value
Authorized—20,000,000 shares
Issued and outstanding 9,186,975 shares in 2007 and 9,070,679 shares in 2006	6,125	6,047
Capital in excess of par value	105,036	94,061
Accumulated other comprehensive income	48	(16)
Unearned compensation	—	(1,773)
Retained earnings	56,489	31,879

Total stockholders’ equity	167,698	130,198

Total liabilities and stockholders’ equity	$221,725	$173,389

The accompanying notes are an integral part of these consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended March 31, 2007, 2006, and 2005

(Amounts in thousands except per share amounts)

		2007	2006	2005
	Net sales and contract revenues:
	Net product sales and contract revenues	$101,140	$128,076	$68,910
	Net service revenues	52,046	35,528	19,404
	Total net sales and contract revenues	153,186	163,604	88,314

	Cost of sales and contracts:
	Cost of product sales and contracts	60,033	65,374	47,074
	Cost of service revenues	26,614	20,032	10,752
	Total cost of sales and contracts	86,647	85,406	57,826

	Gross profit	66,539	78,198	30,488

	Selling, general and administrative expenses	27,136	19,642	14,287
	Research and development costs	7,184	9,601	5,727
	Gain on sale of assets	—	(336)	(5,442)

	Operating expenses	34,320	28,907	14,572

	Operating income	32,219	49,291	15,916

	Other income (expense):
	Interest and investment income	5,621	2,513	575
	Interest expense	(353)	(24)	—
	Other, net	259	83	(123)
	Change in warrant valuation	2,270	(6,094)	(5,101)
	Total other income (expense)	7,797	(3,522)	(4,649)

	Income before provision for income taxes	40,016	45,769	11,267
	Provision for income taxes	15,406	15,983	82

	Net income	$24,610	$29,786	$11,185

Income per share	—Basic	$2.70	$3.48	$1.41
	—Diluted	$2.38	$3.27	$1.31
Weighted average shares	—Basic	9,117	8,555	7,937
	—Diluted	9,368	9,113	8,565

The accompanying notes are an integral part of these consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
For the Years Ended March 31, 2007, 2006, and 2005

(Amounts in thousands, except share amounts)

	Common Stock			Retained	Accumulated
	Shares	Par Value	Capital in Excess of Par Value	Earnings (Accumulated Deficit)	Other Comp. Income	Unearned Compensation	Total	Comprehensive Income

Balance, March 31, 2004	7,415,660	$4,943	$42,683	$(9,092)	$14	$(115)	$38,433
Net income	—	—	—	11,185	—	—	11,185	11,185
Exercise of stock options and warrants	900,566	600	10,749	—	—	—	11,349	—
Issuance of stock under employee compensation plans	17,296	12	424	—	—	—	436	—
Issuance of restricted stock	7,958	5	242	—	—	(247)	—	—
Translation adjustment	—	—	—	—	(2)	—	(2)	(2)
Amortization of unearned compensation	—	—	—	—	—	193	193	—
Unrealized gain (loss) on available for sale securities, net	—	—	—	—	(24)	—	(24)	(24)

Balance, March 31, 2005	8,341,480	5,560	54,098	2,093	(12)	(169)	61,570	$11,159
Net income	—	—	—	29,786	—	—	29,786	29,786
Exercise of stock options and warrants	695,777	465	19,700	—	—	—	20,165	—
Issuance of stock under employee compensation plans	9,344	6	484	—	—	—	490	—
Issuance of restricted stock	24,078	16	2,135	—	—	(2,151)	—	—
Tax benefit accrued on stock option exercises	—	—	17,540	—	—	—	17,540	—
Compensation expense on stock options	—	—	104	—	—	—	104	—
Translation adjustment	—	—	—	—	(3)	—	(3)	(3)
Amortization of unearned compensation	—	—	—	—	—	547	547	—
Unrealized gain (loss) on available for sale securities,net	—	—	—	—	(1)	—	(1)	(1)

Balance, March 31, 2006	9,070,679	6,047	94,061	31,879	(16)	(1,773)	130,198	$29,782
Net income	—	—	—	24,610	—	—	24,610	24,610
Exercise of stock options and warrants	67,130	45	2,912	—	—	—	2,957	—
Issuance of stock under employee compensation plans	10,530	7	631	—	—	—	638	—
Issuance of restricted stock	38,636	26	11	—	—	—	37	—
Tax benefit accrued on stock option exercises	—	—	544	—	—	—	544	—
Compensation expense on stock options	—	—	7,186	—	—	—	7,186	—
Compensation expense on restricted stock and restricted stock units	—	—	1,464	—	—	—	1,464	—
Translation adjustment	—	—	—	—	16	—	16	16
Reversal of unearned compensation upon adoption of FAS 123(R)	—	—	(1,773)	—	—	1,773	—	—
Unrealized gain (loss) on available for sale securities, net	—	—	—	—	48	—	48	48

Balance, March 31, 2007	9,186,975	$6,125	$105,036	$56,489	$48	$—	$167,698	$24,674

The accompanying notes are an integral part of these consolidated financial statements

American Science and Engineering, Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Years Ended March 31, 2007, 2006, and 2005

(Amounts in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$24,610	$29,786	$11,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,425	989	1,234
Provisions for contracts, inventory, and accounts receivable reserves	(203)	2,673	2,057
Gain on sale of assets	—	(336)	(5,442)
Change in value of warrants	(2,270)	6,094	5,101
Realized gain on short-term investments	—	—	(8)
Amortization of bond discount	(1,666)	(356)	(95)
Stock compensation expense	8,687	651	193
Deferred income taxes	72	5,627	—
Reversal of deferred tax asset valuation allowance relating to the utilization of tax net operating losses	—	(2,715)	—
Change in assets and liabilities:
Accounts receivable	2,621	2,408	(13,650)
Unbilled costs and fees	(1,748)	(3,338)	3,722
Inventories	(3,206)	5,248	(16,660)
Prepaid expenses and other assets	1,878	(5,566)	(67)
Accounts payable	1,458	(84)	3,053
Deferred revenue	4,591	(212)	1,577
Customer deposits	5,451	(5,029)	6,713
Accrued expenses and other current liabilities	2,154	4,358	3,476
Non-current liabilities	—	(51)	7

Total adjustments	20,244	10,361	(8,789)

Net cash provided by operating activities	44,854	40,147	2,396

Cash flows from investing activities:
Proceeds from maturities of short-term investments	109,345	39,146	9,987
Purchases of short-term instruments	(130,600)	(61,334)	(28,653)
Proceeds from sale of assets	—	2,800	5,500
Issuance of note receivable	(1,000)	—	—
Purchases of property and equipment	(4,733)	(11,224)	(2,691)
Disposals of property and equipment	—	—	127
Cash used for investing activities	(26,988)	(30,612)	(15,730)

Cash flows from financing activities:
(Increase) decrease in restricted cash and investments	(2,703)	257	230
Proceeds from financing of leasehold improvements	2,253	3,339	—
Repayment of leasehold financing	(804)	(378)	—
Proceeds from exercise of warrants	834	1,854	1,743
Proceeds from exercise of stock options	989	10,118	8,549
Reduction of income taxes paid due to the tax benefit from employee stock option expense	544	10,515	—
Cash provided by financing activities	1,113	25,705	10,522

Foreign currency translation effect on cash	16	(3)	(2)

Net increase (decrease) in cash and cash equivalents	18,995	35,237	(2,814)
Cash and cash equivalents at beginning of year	50,655	15,418	18,232
Cash and cash equivalents at end of year	$69,650	$50,655	$15,418

Supplemental disclosures of cash flow information:
Interest paid	$353	$24	$—
Income taxes paid	$12,495	$7,598	$166
Non-cash transactions:
Issuance of stock for 401K match	$638	$490	$436
Issuance of restricted stock	$—	$2,151	$247
Assumption of debt / lease financing receivable	$2,029	$2,303	$—
Note receivable in exchange for sale of assets	$—	$—	$2,800
Fair value of warrants exercised	$1,134	$8,193	$1,057

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

Cash and Cash Equivalents:  The Company considers all investments with original maturities of 90 days or less to be cash equivalents.  The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits.  The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. Cash and cash equivalents are carried at cost, which approximates fair market value at fiscal year-end 2007 and 2006.

Restricted Cash and Investments:  The Company’s loan and security agreement with its bank require certain cash and investment balances to be restricted as collateral against outstanding standby letters of credit. The restricted cash amounts with Silicon Valley Bank are in the form of certificates of deposits that mature beyond 90 days.  Restrictions that mature beyond one year are classified as long-term in the accompanying balance sheet.

Short-term Investments and Cash Equivalents:  Short-term investments and cash equivalents consist of investments in money market funds and U.S government and government agency bonds. These investments are classified as available-for-sale and are recorded at their fair market values. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2007:
Money market funds	$6,240	$—	$—	$6,240
Certificates of deposit	4,201	—	(1)	4,200
Commercial paper	72,760	6	(1)	72,765
Corporate debentures/bonds	37,762	9	(6)	37,765
U.S. Government agency bonds	3,974	—	—	3,974
Total	$124,937	$15	$(8)	$124,944

Classified as:
Cash equivalents				$58,858
Short term securities				66,086
				$124,944

2006:
Money market funds	$5,081	$—	$—	$5,081
Certificates of deposit	5,792	—	(8)	5,784
Commercial paper	46,761	4	(3)	46,762
Corporate debentures/bonds	15,306	—	(23)	15,283
U.S. Government agency bonds	15,161	1	(12)	15,150
Total	$88,101	$5	$(46)	$88,060

Classified as:
Cash equivalents				$44,943
Short term securities				43,117
				$88,060

Accounts Receivable:  The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

(In thousands)	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions / Writeoffs Charged to Reserves	Balance at End of Year
2007	$ 345	$ (119)	$ 2	$ 224
2006	$ 501	$ (106)	$ 50	$ 345
2005	$ 250	$ 251	$ —	$ 501

In fiscal 2007 and 2006, the Company had a net credit to bad debt expense as it collected on certain accounts receivable balances which were significantly aged and deemed to be uncollectible at the prior year ends.

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

The components of inventories at March 31, 2007 and 2006 were as follows:

(In thousands)	2007	2006
Raw materials, completed subassemblies and spare parts	$ 11,260	$ 6,856
Work-in-process	6,681	6,325
Finished goods	2,199	3,705
Total	$ 20,140	$ 16,886

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

Building, equipment and leasehold improvements consisted of the following at March 31:

(In thousands)	Estimated Useful Lives	2007	2006
Building and leasehold improvements	Lesser of 11 years or remaining lease term	$ 17,252	$ 14,380
Equipment and tooling	3-10 years	2,306	2,465
Computer equipment and software	3-5 years	14,272	10,268
Furniture and fixtures	5-7 years	1,319	1,272
Demo and test equipment	3-7 years	3,120	3,122
Motor vehicles	3 years	18	18
Total		38,287	31,525
Less accumulated depreciation and amortization		(15,233)	(12,808)
Building, equipment and leasehold improvements, net		$ 23,054	$ 18,717

Revenue Recognition:  The Company recognizes certain CargoSearch and Z Backscatter system sales and other product revenue, primarily ParcelSearch systems and after-market parts, in accordance with SEC Staff Accounting Bulletin  (“SAB”)No. 101, Revenue Recognition in Financial Statements modified by Emerging Issues Task Force (“EITF”) No. 00-21 and SAB No. 104 which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. In those instances where the Company enters into agreements involving multiple revenue elements, the agreement is divided into separate elements of accounting, the arrangement consideration is allocated to these elements based on fair value, and revenue recognition is considered separately for each individual element. Revenues on cost reimbursable and long-term fixed price contracts are generally recorded as costs are incurred using the percentage of completion method. These contracts are for custom-built systems or contract engineering projects and the length of these contracts typically range from 9 to 24 months from order to delivery and acceptance. Percentages-of-completion are determined by relating the actual costs of work performed to date for each contract to its estimated final costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known.

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings or customer deposits under the contracts is included in unbilled costs and fees in the accompanying balance sheet. The amounts in unbilled costs and fees at March 31, 2007 are expected to be billed and collected during fiscal 2008.

For all fixed price contracts, if a loss is anticipated on the contract, a provision is made in the period in which such losses are determined.

Under the terms of certain of its cost reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $46,000 and $77,000 at March 31, 2007 and 2006, respectively)  result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees. The accuracy and appropriateness of the Company’s direct and indirect costs and expenses under these cost reimbursement contracts and its accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S.  Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. Government.  Such agencies  have the right to  challenge  the  Company’s  cost  estimates  or allocations  with  respect  to any  government  contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.  Although the Company can give no assurances, in the  opinion  of  management,  any  adjustments  likely to  result  from inquiries  or  audits of its  contracts  will not have a  material  adverse impact on the Company’s financial condition or results of operations.

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

Included in accounts receivable and unbilled costs and fees at March 31, 2007 and 2006 are $23,976,000  and $24,241,000, respectively, attributable to both prime and subcontracts with federal and state governments. The Company establishes a reserve against unbilled costs and fees based on known troubled accounts or contracts, historical experience, and other currently available evidence. Activity in the allowance for unbilled costs and fees is as follows:

(In thousands)	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions / Writeoffs Charged to Reserves	Balance at End of Year
2007	$ 36	$ (36)	$ —	$ —
2006	$ 76	$ (28)	$ 12	$ 36
2005	$ 394	$ 55	$ 373	$ 76

Warranty Costs:  The Company generally provides on certain of its products a one year parts and labor warranty with the purchase of domestic equipment, and a one year parts only warranty on international equipment. The anticipated cost for this one year warranty is accrued for at the time of the sale based upon historical experience and management’s estimates of future liabilities, and is recorded as accrued warranty costs (See Note 5).

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

Impairment is assessed by comparing the estimated undiscounted cash flows over the asset’s remaining life to the carrying amount of the asset. If the estimated cash flows are insufficient to recover the asset, an impairment loss is recognized based on the difference between the carrying value of the asset and the fair value of the asset less any costs of disposal.

Accrued Salaries and Benefits:  Accrued salaries and benefits at March 31, 2007 and March 31, 2006 include the following:

(In thousands)	2007	2006
Accrued payroll and payroll related taxes	$ 510	$ 461
Accrued benefits	212	166
Accrued bonus	5,269	4,799
Accrued vacation	1,250	1,128
	$ 7,241	$ 6,554

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

Research and Development:  Internally funded research and development costs including direct labor, material, subcontractor expenses and related overheads are expensed as incurred. Internally funded research and development costs were $7,184,000, $9,601,000 and $5,727,000 in fiscal 2007, 2006 and 2005, respectively.  In addition, the Company recognized revenues of $6,597,000, $2,804,000, and $2,534,000, in fiscal 2007, 2006, and 2005, respectively related to government-sponsored research and development earned primarily on a cost reimbursement and fee basis as discussed above.

Fair Value of Financial Instruments:  The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, unbilled costs and fees, accounts payable, warrant liability and letters of credit. The recorded amounts of these instruments approximate fair value.

Income Per Common and Potential Common Shares:  Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share include the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the years ended March 31, 2007, 2006 and 2005, respectively,  108,000, 72,000, and 42,000 shares attributable to the exercise of outstanding options and warrants are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Year Ended
	March 31,	March 31,	March 31,
(In thousands except per share amounts)	2007	2006	2005
Earnings per Share Basic:
Net income	$ 24,610	$ 29,786	$ 11,185
Weighted average number of common shares outstanding—basic	9,117	8,555	7,937
Income per Share – Basic	$ 2.70	$ 3.48	$ 1.41

Earnings per Share Diluted:
Net income	$ 24,610	$ 29,786	$ 11,185
Adjustment to net income for change in warrant valuation	(2,270)	—	—
Adjusted net income	$ 22,340	$ 29,786	$ 11,185
Weighted average number of common shares outstanding—basic	9,117	8,555	7,937
Assumed exercise of stock options and warrants, using the treasury stock method	251	558	628
Weighted average number of common and potential common shares outstanding —diluted	9,368	9,113	8,565
Income per share — Diluted	$ 2.38	$ 3.27	$ 1.31

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

Concentrations of credit risk:  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments and accounts receivable.  At times, the Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The Company’s credit risk is managed by investing its cash in high quality money market funds, U.S. Government instruments, investment grade corporate bonds and certificates of deposit.

The Company’s two largest customers at March 31, 2007 comprised 40% of the total accounts receivable balance, both of whom were agencies of the U.S. Government.  The Company generally requires letters of credit and/or prepayments from higher-risk and international customers.  The Company has not experienced any significant losses from uncollectible accounts.

      New Accounting Pronouncements:  In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN48”).  FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes.  In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is required to be adopted for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact, if any, that FIN 48 will have on its consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives entities the option, at specified election dates, to measure certain financial assets and liabilities at fair value. The election may be applied to financial assets and liabilities on an instrument by instrument basis, is irrevocable, and may only be applied to entire instruments. Unrealized gains and losses on instruments for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 159 is currently not expected to have a material impact on the Company’s consolidated financial position or results of operations

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement.  FAS 157 is effective for the Company beginning April 1, 2008. The Company is currently reviewing the Statement to determine the impact and materiality of its adoption to the Company.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was required to be implemented by the end of fiscal 2007. We were not impacted by the adoption of this staff accounting bulletin.

Stock-Based Compensation:  On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) “Accounting for Stock-Based Compensation”, which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”

and related interpretations, and provided the required pro forma disclosures prescribed by SFAS  No. 123, “Accounting for Share-based Compensation”, as amended.

SFAS 123(R) requires the Company to estimate the fair value of share-based awards on the date of grant using an option pricing model. The Company adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting April 1, 2006, the first day of the Company’s fiscal year 2007. Prior period information was not restated to reflect the fair value method of expensing share-based awards.

Stock- based compensation costs recognized for the year ended March 31, 2007, includes compensation costs for awards granted prior to, but not yet vested as of April 1, 2006 (adoption date), as well as any new grants issued after April 1, 2006.  The Company recognized $8,594,000 of the share-based compensation costs in the consolidated statements of income for the year ended March 31, 2007.  In addition, at March 31, 2007, a total $93,000 of compensation costs were capitalized to inventory as such costs qualified for capitalization.  These costs will be recognized in the income statement when the inventory is disposed of or consumed.  The income tax benefit related to such compensation for the year ended March 31, 2007 was approximately $1,140,000.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income:

Fiscal Year Ended
(In thousands)	March 31, 2007
Cost of revenues	$ 3,559
Selling, general and administrative	5,035
Total share-based compensation expense before tax	$ 8,594

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Share-based Compensation,” as amended by SFAS No. 148, “Accounting for Share-based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the fiscal years ended March 31, 2006 and 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards.

(In thousands except per share amounts)	2006	2005
Net income
As reported	$ 29,786	$ 11,185
Add: Stock based compensation included in net income as reported	651	193
Less: Stock based compensation using fair value method for all awards	(9,234)	(5,623)
Pro forma net income	$ 21,203	$ 5,755

Income per share –Basic
As reported	$ 3.48	$ 1.41
Pro forma	$ 2.48	$ 0.73
Income per share –Diluted:
As reported	$ 3.27	$ 1.31
Pro forma	$ 2.34	$ 0.67

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

	Year Ended
	March 31,	March 31,	March 31,
	2007	2006	2005
Assumptions:
Option life	3 years	3 years	5 years
Risk-free interest rate	4.8%	3.4%	3.7 to 5%
Stock volatility	56%	53%	73%
Dividend Yield	0%	0%	0%

2. Lease Agreements

The Company leases certain equipment under operating lease arrangements and facilities under non-cancelable operating leases with various renewal options. For operating leases which contain fixed escalations in rental payments, the Company records the total rent payable on a straight-line basis over the original lease term as defined in SFAS 98 “Accounting for Leases.” The Company incurred $204,000, $634,000, and $1,226,000 of operating rent expense in 2007, 2006, and 2005 respectively.   In conjunction with the Company’s lease for its headquarters, the Company has issued security in the form of a standby letter of credit in the amount of $300,000 with an original expiration date of March 1, 2006 and contains automatic extensions through May 15, 2016.

In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts.  As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space.  The Company was responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under EITF 97-10 “The Effect of Lessee Involvement in Asset Construction”.  In January 2007, the Company amended this lease agreement to expand its lease to include the remaining available space in the building.  During the year ended March 31, 2007 and 2006, the Company capitalized $2,029,000 and $5,153,000 to record the facility on its books with an offsetting credit to the Lease Financing Liability.  In addition, amounts paid for construction were recorded as construction in progress and the landlord construction allowances of $5,642,000 in 2006 (of which $50,000 was receivable at year end) were recorded as additional lease financing liability.

At the completion of the construction of the initial renovations in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with SFAS No. 98.  Based on this review, it was determined that the lease did not qualify for sale-leaseback treatment in accordance with SFAS No. 98.  As a result, building and tenant improvement and associated lease financing liabilities remained on the Company’s books.  The Lease Financing Liability is being amortized over the lease term based on the payments designated in the agreement and the building and tenant improvement assets are being depreciated on a straight line basis over their useful lives.

Future minimum rental payments under the Company’s non-cancelable leases, excluding real estate taxes, insurance and operating costs paid by the Company, required over the initial terms of the leases are as follows (in thousands):

Year Ending March 31,	Operating Leases	Capital Leases
2008	$ 192	$ 1,278
2009	185	1,278
2010	185	1,290
2011	185	1,412
2012	185	1,412
Thereafter	726	5,922
Total payments	$ 1,658	12,592
Imputed interest		(950)
Lease financing liability		$ 11,642
Less: Current portion of lease financing liability		1,263
Lease financing liability, net of current portion		$ 10,379

3. Line of Credit

On November 16, 2006, the Company modified its domestic loan and security agreement with Silicon Valley Bank East which was scheduled to expire on November 29, 2006.  The Company increased its domestic facility from $5.0 million to $20.0 million to support the Company’s routine working capital needs.  The Company’s $10.0 million export loan and security facility, guaranteed by the Export-Import Bank of the United States, expired as of November 29, 2006. Maximum amount available for borrowings under the domestic facility is (a) if the Company’s unrestricted cash is greater than or equal to $30 million, $20.0 million minus  the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances or (b) if the Company’s unrestricted cash is less than $30.0 million for a period of 30 consecutive days, the lesser of (i) the $20.0 million, or ii) 85% of eligible domestic accounts receivable minus  the amount of outstanding letters of credits adjusted for certain reserves and minus the principal balance of any advances.  The modification of the domestic loan and security agreement extended this credit facility through November 14, 2008.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (8.25% at March 31, 2007). The credit agreement is collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.  As of March 31, 2007, the Company was in compliance with these covenants.

At March 31, 2007, there were no borrowings outstanding against this credit facility.  Under the terms of the credit agreement, the Company was required to pay certain one-time facility fees which are being amortized over the lives of the facilities and is required to pay a fee of 0.50% quarterly on unused amounts under the line of credits.  Total expenses incurred related to these fees were $202,000, $172,000, and $300,000, in fiscal 2007, 2006 and 2005, respectively.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion.   The Company had outstanding $16,763,000 in stand-by letters of credit against the domestic facility with $3,237,000 remaining availability.   Of the outstanding letters of credit, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. In addition at March 31, 2007, the Company had a restricted cash balance of $2,801,000 related to certain bank required deposits for outstanding letters of credits, bid bonds, and other bank-related fees.

4. Income Taxes

The provision for income taxes for the years ended March 31, 2007, 2006, and 2005 consisted of the following:

(In thousands)	2007	2006	2005
Current:
Federal	$ 13,909	$ 11,388	$ 46
State	1,419	1,653	6
Foreign	30	30	30
	15,358	13,071	82
Deferred
Federal	(204)	5,090	—
State	252	537	—
Change in Valuation Allowance	—	(2,715)	—
	48	2,912	—
Total	$ 15,406	$ 15,983	$ 82

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended March 31, is as follows:

(In thousands)	2007	2006	2005
Provision for income taxes at statutory rate	$ 14,005	$ 16,019	$ 3,944
State tax provision net of federal effect	1,085	1,424	4
Permanent tax differences for stock warrant	(795)	2,133	1,795
Permanent tax differences for other non-deductible expenses/ non-taxable income	—	—	13
Non-deductible stock based compensation	1,369	—	—
Research tax credits	(30)	(226)	(25)
Effect of ETI exclusion	(229)	(678)	(70)
Change in valuation allowance	—	(2,715)	(5,380)
Qualifying manufacturing credits	(206)	(189)	—
Other	207	215	(199)
Provision for income taxes	$ 15,406	$ 15,983	$ 82

During fiscal 2006, the deferred tax valuation allowance at March 31, 2005 of $9,740,000 was reversed, due to the determination by the Company that the benefits of the deferred tax asset will more likely that not be realized in the current and future years.  This valuation allowance was established by a combination of prior year operating activities and the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options by employees.  The amount that related to prior year operating activities totaled $2,715,000 and was recorded as a reduction of current year income tax expense.  The amount that related to the exercise of stock options of $7,025,000 was recorded as a component of the tax benefit accrued on stock option exercises in equity in accordance with the provisions of APB No. 25 and SFAS No. 109.

The significant components of the net deferred tax assets at March 31, 2007 and 2006 are as follows:

	2007		2006
(In thousands)	Current	Non-current	Current	Non-current
Assets:
Net operating loss carry forwards	$ —	$ 3	$ —	$ 3
Accounts receivable and unbilled costs and fees	83	—	147	—
Inventory	814	—	1,468	—
Deferred revenue	—	276	—	131
Accrued vacation	326	—	338	—
Accrued warranty costs	733	—	1,396	—
Depreciation	—	468	—	470
Unearned compensation	1,103	223	—	144
Other	28	—	32	—
Deferred income tax assets	3,087	970	3,381	748
Valuation allowance	—	—	—	—
Net deferred income taxes	$ 3,087	$ 970	$ 3,381	$ 748

Included in prepaid expenses at March 31, 2006 is $5,157,000 of prepaid taxes for estimated tax payments made during the course of the year which are refundable as the Company experienced greater than anticipated tax benefits from exercises of stock options during the latter half of the fiscal year which have reduced the Company’s taxable income.  A portion of this amount was applied to the Company’s 2007 tax liability and the remainder refunded during 2007.

5. Warranty Obligations

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery. Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure. Warranty experience for the years ended March 31, 2007 and 2006 is as follows:

(In thousands)	2007	2006

Warranty accrual at beginning of period	$ 3,606	$ 2,322
Accruals for warranties issued during the period	2,585	4,098
Adjustment of preexisting accrual estimates	(2,735)	(1,282)
Warranty costs incurred during period	(1,459)	(1,532)
Warranty accrual at end of period	$ 1,997	$ 3,606

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

Common Stock and Warrant Offering: On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance costs of which $3.1 million was assigned to the warrants issued. The warrants were immediately vested and have a five-year life expiring in May of 2007. Due to certain conversion features of these warrants that provide that the holder may opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet. The “mark to market” change in the warrants valuation of ($2,270,000), $6,094,000, and $5,101,000 was recorded as other (income) expense for the years ended March 31, 2007, March 31, 2006, and March 31, 2005, respectively. The liability of $634,000 and $4,038,000 representing the fair market value of outstanding warrants at period end is recorded as a current liability at March 31, 2007 and a non-current liability at March 31, 2006, respectively. The fair market value of the warrants was determined using the Black-Scholes pricing model with an assumed volatility of 31% and 49% at March 31, 2007 and March 31, 2006, respectively, an interest rate of 4.96% and 4.6% at March 31, 2007 and March 31, 2006, respectively and a life equal to the remaining term of the warrants at each period end.  The remaining outstanding warrants at March 31, 2007 were exercised during the first quarter of fiscal 2008.

During fiscal 2007 and 2006, warrants to purchase 35,450 and 78,825 shares of common stock were exercised resulting in total proceeds received of $834,000 and $1,854,000, respectively.  In addition, in fiscal 2006 the Company issued 61,998 shares of common stock upon the cashless exercise of warrants to purchase 85,475 shares of common stock.  The fair market value of the warrants at the date of exercise totaled $1,134,000 and $8,193,000 in fiscal 2007 and 2006, respectively. The cash proceeds and the fair value of the liability were recorded as additional paid in capital at March 31, 2007 and March 31, 2006.

Stock Option and Other Compensation Plans:  The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of March 31, 2007: the 1995 Combination Plan, the 1996 Plan for Non-Employee Directors, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,780,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock Option Activity:  A summary of the Company’s stock option activity is as follows:

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Options outstanding, beginning of year	878,470	$ 36.79	1,065,964	$ 20.66	1,480,641	$ 10.66
Options granted	60,670	48.23	378,010	55.23	507,795	31.75
Options exercised	(31,680)	31.23	(554,954)	18.23	(826,466)	10.34
Options canceled or expired	(19,887)	51.94	(10,550)	44.44	(96,006)	13.87

Options outstanding, end of year	887,573	$ 37.43	878,470	$ 36.79	1,065,964	$ 20.66

Options exercisable, end of year	639,219	$ 33.88	265,778	$ 18.80	371,585	$ 10.74

Options available for grant	320,865		440,835		87,943

Weighted average fair value per share of options granted during the year		$ 20.09		$ 20.99		$ 21.68

The following summarizes certain data for options outstanding and exercisable at March 31, 2007:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding:
	246,720	$ 6.50-$20.00	$ 11.78	5.84
	110,100	20.01–30.00	27.17	7.43
	73,041	30.01–40.00	38.95	7.69
	137,199	40.01–50.00	45.82	8.53
	224,113	50.01–60.00	53.63	8.20
	96,400	60.01–83.02	64.04	8.61
	887,573		$ 37.43	7.50
Options exercisable:
	233,720	$ 6.50–$20.00	$ 11.60
	101,050	20.01–30.00	27.74
	39,208	30.01–40.00	38.85
	42,666	40.01–50.00	45.20
	158,641	50.01–60.00	53.71
	63,934	60.01–83.02	65.24
	639,219		$ 33.88

The Company realizes a tax deduction upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised and/or sold. These tax benefits are credited to additional paid-in capital if it is considered more likely than not that they will be realized. No tax benefits were recorded in fiscal 2005 as available tax benefits of $5,115,000 were offset by valuation allowances in accordance with SFAS 109. During fiscal 2007 and 2006, a tax benefit of $544,000 and $10,515,000, respectively, was recorded to additional paid-in capital for exercises and/or sales of stock options or stock and an additional $7,025,000 was recorded in fiscal 2006 for prior year exercises and/or sales upon the reversal of the valuation allowance on deferred tax assets.

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

      Restricted Stock and Restricted Stock Units:  During fiscal 2006, the Company instituted a long term incentive plan for certain key employees. The plan calls for the issuance of restricted stock and options which vest upon the achievement of certain performance based goals as well as service time incurred.  In addition, restricted stock and restricted stock units may be granted to other employees with vesting periods that range from one to three years.  Annually on January 10th the Board of Directors is granted restricted stock. The stock vests pro-rata based on service time incurred in the upcoming calendar year.  The fair values of these restricted stock awards are equal to the market price per share of the Company’s common stock on the date of grant.

Nonvested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2007 there was $2,131,000 of total unrecognized compensation cost related to nonvested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a 3 year period.

A summary of the Company’s restricted stock and stock unit activity is as follows:

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Restricted Stock and Units outstanding, beginning of year	23,125	$ 54.92	4,889	$ 34.52	9,750	$ 11.88
Granted	49,538	54.52	24,077	55.32	7,958	31.08
Vested	(23,125)	54.92	(5,841)	39.50	(12,819)	15.16
Forfeited	—	—	—	—	—	—

Restricted Stock and Units outstanding, end of year	49,538	$ 54.52	23,125	$ 54.92	4,889	$ 34.52

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

Geographical Data:  All of the Company’s export sales originate from the United States. Less than 1% of the Company’s assets are in any foreign country. The following table shows the breakdown of net sales and contract revenues to foreign and domestic customers and the major regions of international activity based upon customer country of domicile:

Net Sales and Contract Revenues

	Fiscal Year
(In thousands)	2007		2006		2005
	(Dollars in thousands)
Domestic	$111,335	73%	$141,491	86%	$75,376	85%
International	41,851	27%	22,113	14%	12,938	15%

Net Sales and Contract Revenues	$153,186	100%	$163,604	100%	$88,314	100%

Percent of International Revenue by Major Region:
Middle East & Africa	65.9%		50.4%		15.9%
Pacific Rim	20.3%		36.4%		62.6%
Europe	13.8%		11.4%		21.5%
All Other	—%		1.8%		—%

Major Customers:  Sales to major customers (representing in excess of 10% of consolidated revenues) consisted of the following:

Fiscal 2007:   $48,142,000 and $22,894,000, respectively, to two customers.

Fiscal 2006:  $48,722,000 and $43,485,000, respectively, to two customers.

Fiscal 2005:  $14,639,000, $11,755,000 and $11,274,000 respectively, to three customers.

Domestically, the Company’s primary client base is comprised of agencies of the U.S. Government. Approximately 70%, 77%, and 75% of the Company’s sales in fiscal 2007, 2006, and 2005 respectively, were derived from either (i) contracting directly with the U.S. Government, or (ii) contracting with contractors working directly with the U.S. Government. Certain of the Company’s contracts with the U.S. Government provide the U.S. Government with the standard unilateral right to terminate these contracts for convenience. To date, the Company has not experienced any material losses as a result of this contractual provision.

Two customers at March 31, 2007 had accounts receivable balances representing in excess of 10% of consolidated accounts receivable.  These customers, both agencies of the U.S. Government, had receivables totaling $6,322,000 (26%) and $3,535,000 (14%) at March 31, 2007.  Three customers at March 31, 2006 had accounts receivable balances representing in excess of 10% of consolidated accounts receivable.  These customers, all agencies of the U.S. Government, had receivables totaling $8,128,000 (31%), $3,574,000 (14%) and $2,713,000 (10%) at March 31, 2006.

Included in unbilled costs and fees at March 31, 2007 was $5,074,000 related to three customers, which is expected to be billed and collected during fiscal 2008.  Included in unbilled costs and fees at March 31, 2006 was $2,414,000 related to two customers, which was collected during fiscal 2007.

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

9. Commitments and Contingencies

Deferred Compensation:  The Company had an unfunded deferred compensation plan, originally adopted in 1976 and amended at various times, for certain retired directors.  This plan is closed such that no other directors are qualified for compensation under this plan.  This plan provides for periodic payments beginning at age 65, the amount of which depends on the director’s length of service. The Company paid $17,000 in 2007, $17,000 in 2006, and $18,000 in 2005 under this deferred compensation plan. As of March 31, 2007 and 2006, $69,000 and $69,000 respectively, is accrued for under this plan.

Lease Liability:  In conjunction with the sale of the High Energy Systems division in fiscal 2005 (see Note 8), the lease for the California operations of the High Energy Systems Division was assigned to Accuray. The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray during the lease term which expires in February 2011. Remaining lease payments at March 31, 2007 totaled $1,486,000. No accrual for this contingent liability has been recorded at March 31, 2007 as payment of this expense is considered remote.

Litigation:    Since February 2004, the Company and L-3 Communications, Inc. had been engaged in litigation in the United States District Court for the District of Massachusetts in Boston over two of the Company’s patents – United States Patent No. 6,292,533 and No. 5,903,623.  In August 2006, the parties entered into a Settlement Agreement that resulted in the dismissal of the underlying suit.  This settlement had no material effect on the Company, the value of its intellectual property or the development and sale of any of its products.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. At the present time, it is not possible to predict the outcome of these matters; however, the Company currently believes that resolving these matters will not have a material adverse impact on its financial condition, results of operations or cash flows.

Purchase Commitments:  In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. At March 31, 2007, the Company had $18,950,000 of open purchase orders which are expected to be fulfilled primarily within the next 2 years. Certain single source vendors or vendors producing custom material require significant lead times from order to delivery of their material. Should the demand for the Company’s products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges related to these commitments, that could be material to the Company’s results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

Employment Agreements:   On September 15, 2005, the Company’s Board of Directors approved a Change of Control and Termination for Convenience program for the Company’s Chief Executive Officer and other members of the Company’s executive staff, including its Chief Financial Officer.  The program was amended on February 8, 2007 by the Company’s Board of Directors.  Under this program, as amended, the Company’s Chief Executive Officer, in the event termination pursuant to a change of control, is eligible to receive a payment equal to three times his average base salary plus his annual target bonus, the continuation of health benefits for a period of three years and the vesting of all options and restricted stock.  In the event of qualifying termination not pursuant to a change of control, the Chief Executive Officer is eligible for a payment equal to two times his average base salary and the continuation of health benefits for a period of eighteen months.  The Company’s other executive staff, in the event of a change of control, are eligible to receive a payment equal to two year’s average base salary plus his or her annual target bonus , the continuation of health benefits for a period of three years and the vesting of all options and restricted stock.   In the event of qualifying termination not pursuant to a change of control, the members of the executive staff are eligible to receive a payment equal to one times his or her average base salary and the continuation of health benefits for one year.

Retirement Savings Plan:  The Company maintains a 401(k) Retirement Savings Plan for all employees with more than 500 hours and 6 months of credited service annually. The Plan is funded by elective employee contributions of up to 100% of their compensation. Under the Plan the Company matches 50% of the first 6%of employee contributions for each participant in the form of Company common stock. Expenses under the Plan, consisting of Company contributions and Plan administrative expenses paid by the Company, totaled $660,000, $520,000, and $462,000, in 2007, 2006, and 2005 respectively.

American Science and Engineering, Inc. and Subsidiary

Unaudited Quarterly Consolidated Financial Data

For the Years Ended March 31, 2007 and March 31, 2006

	2007 by quarter				2006 by quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	(In thousands, except per share amounts)

Net sales and contract revenues	$29,882	$29,588	$47,797	$45,919	$35,162	$49,141	$38,540	$40,761
Gross profit	13,497	13,529	21,938	17,575	14,592	24,776	19,374	19,456
Operating income	5,553	6,067	12,559	8,040	8,032	17,607	12,627	11,025
Net income	5,995	4,753	8,072	5,790	6,997	8,396	9,668	4,725
Net income per share
—Basic	$0.66	$0.52	$0.89	$0.63	$0.84	$0.99	$1.12	$0.54
—Diluted	$0.41	$0.49	$0.86	$0.60	$0.78	$0.93	$0.95	$0.51

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: June 12, 2007	By:	/s/ ANTHONY R. FABIANO

Anthony R. Fabiano
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTHONY R. FABIANO	Director and President and Chief Executive	June 12,, 2007
Anthony R. Fabiano	Officer (Principal Executive Officer)

/s/ KENNETH J.GALAZNIK	Chief Financial Officer and Treasurer	June 12, 2007
Kenneth J. Galaznik	(Principal Financial Officer)

/s/ DENIS R. BROWN	Director	June 12, 2007
Denis R. Brown

/s/ ROGER P. HEINISCH	Director	June 12, 2007
Roger P. Heinisch

/s/ HAMILTON W. HELMER	Director	June 12, 2007
Hamilton W. Helmer

/s/ ERNEST J. MONIZ	Director	June 12, 2007
Ernest J. Moniz

/s/ WILLIAM E. ODOM	Chairman of the Board, Director	June 12, 2007
William E. Odom

/s/ MARK S. THOMPSON	Director	June 12, 2007
Mark S. Thompson

/s/ CARL W. VOGT	Director	June 12, 2007
Carl W. Vogt

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (and Statement) of Incorporation by Reference, If Applicable)	Page Number (If Filed)

(3)(a)	Restated Articles of Organization of the Company (filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 1967, and incorporated herein by reference)
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

(10)(c)(xix)	2003 Stock Plan for Non-Employee Directors (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-117843, filed on July 30, 2004 and incorporated herein by reference)
(10)(c)(xx)	Amendment to 2003 Stock Plan for Non-Employee Directors (filed as Exhibit 10(c)(xx) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference)
(10)(c)(xxi)	2005 Equity and Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129851, filed on November 21, 2005 and incorporated herein by reference)
(10)(c)(xxii)*	Change in Control & Severance Benefit Agreement between the Company and Anthony Fabiano, dated November 3, 2005 (filed as Exhibit 10(c)(xxii) to the Company’s Annual report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)
(10)(c)(xxiii)*

Form of Change in Control & Severance Benefit Agreement between the Company and Named Executives (filed as Exhibit 10(c)(xxiii) to the Company’s Annual report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

(10)(c)(xxiv)

Form of Restricted Stock Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10(c)(xxiv) to the Company’s Annual report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

(10)(c)(xxv)

Form of Stock Option Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10(c)(xxv) to the Company’s Annual report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

(10)(c)(xxvi)

Form of Stock Option Agreement (ISO) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10(c)(xxvi) to the Company’s Annual report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

(10)(c)(xxvii)

Form of Stock Option Agreement (NQ) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10(c)(xxvi) to the Company’s Annual report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

10(c)(xxviii)	Third Amendment of Lease of 829 Middlesex Turnpike, Billerica, Massachusetts (filed herewith)
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

(10)(d)(xiii)	Asset Purchase Agreement between Accuray Incorporated and American Science and Engineering, Inc. dated December 11, 2004**
(10)(d)(xix)	Third Loan Modification Agreement between Silicon Valley Bank and American Science and Engineering dated November 15, 2006
(21.1)

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