Form 10-Q
period 2007-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2007-08-09
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)   Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at August 3, 2007
$66 2/3 par value	9,207,300

American Science and Engineering, Inc. and Subsidiary

PART I — FINANCIAL INFORMATION

  Item 1 — Financial Statements

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Balance Sheets (Unaudited)

Dollars in thousands

	June 30, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$40,457	$69,650
Restricted cash and investments	319	202
Short-term investments	85,094	66,086
Accounts receivable, net of allowances of $271 and $224 at June 30, 2007 and March 31, 2007, respectively	34,932	23,366
Unbilled costs and fees	6,728	5,841
Inventories	25,404	20,140
Prepaid expenses and other current assets	6,651	6,730
Deferred income taxes	3,910	3,087
Total current assets	203,495	195,102
Building, equipment and leasehold improvements, net	22,953	23,054
Restricted cash and investments	2,204	2,599
Deferred income taxes	585	970
Other assets, net	4	—
Total assets	$229,241	$221,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,854	$8,117
Accrued salaries and benefits	2,232	7,241
Accrued warranty costs	1,948	1,997
Accrued income taxes	3,030	—
Deferred revenue	3,513	4,321
Customer deposits	12,154	11,554
Current portion of lease financing liability	1,028	1,263
Warrant liability	—	634
Other current liabilities	4,093	4,290
Total current liabilities	38,852	39,417
Lease financing liability, net of current portion	10,119	10,379
Other long term liabilities	4,205	4,231
Total liabilities	53,176	54,027

Stockholders’ equity:
Preferred stock, no par value Authorized—100,000 shares; Issued—none
Common stock, $0.66 2/3 par value Authorized—20,000,000 shares Issued and Outstanding 9,227,435 shares at June 30, 2007 and 9,186,975 shares at March 31, 2007	6,151	6,125
Capital in excess of par value	107,225	105,036
Accumulated other comprehensive income	28	48
Retained earnings	62,661	56,489
Total stockholders’ equity	176,065	167,698
Total liabilities and stockholders’ equity	$229,241	$221,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

Dollars and shares in thousands, except per share amounts

		For the Three Months Ended
		June 30, 2007	June 30, 2006

	Net sales and contract revenues:
	Net product sales and contract revenues	$28,907	$19,113
	Net service revenues	15,564	10,769
	Total net revenues and contract revenues	44,471	29,882

	Cost of sales and contracts:
	Cost of product sales and contracts	18,765	10,741
	Cost of service revenues	8,305	5,644
	Total cost of sales and contracts	27,070	16,385
	Gross profit	17,401	13,497

	Expenses:
	Selling, general and administrative expenses	6,483	5,695
	Research and development costs	2,757	2,249
	Total expenses	9,240	7,944

	Operating income	8,161	5,553

	Other income (expense):
	Interest and investment income	2,016	1,116
	Interest expense	(40)	(99)
	Other, net	(113)	13
	Change in warrant valuation	11	2,132
	Total other income	1,874	3,162

	Income before provision for income taxes	10,035	8,715
	Provision for income taxes	3,863	2,720

	Net income	$6,172	$5,995

Income per share	—Basic	$0.67	$0.66
	—Diluted	$0.66	$0.41

Weighted average shares	—Basic	9,171	9,073
	—Diluted	9,397	9,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

Dollars in thousands

	For the Three Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$6,172	$5,995
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	986	524
Provisions for contracts, inventory and accounts receivable reserves	186	36
Amortization of bond discount	(463)	(246)
Deferred income taxes	(438)	(1,332)
Change in value of warrants	(11)	(2,132)
Stock compensation expense	1,258	2,200
Changes in assets and liabilities:
Accounts receivable	(11,613)	(4,963)
Unbilled costs and fees	(887)	778
Inventories	(5,403)	(602)
Prepaid expenses and other assets	329	3,974
Accounts payable	2,737	(2,942)
Accrued income taxes	3,030	1,375
Customer deposits	600	8,260
Deferred revenue	(834)	3,262
Accrued expenses and other current liabilities	(5,105)	(4,165)
Non-current liabilities	—	(4)
Net cash provided by (used for) operating activities	(9,456)	10,018

Cash flows from investing activities:
Purchases of short-term investments	(46,888)	(17,186)
Proceeds from maturities of short-term investments	28,325	19,650
Issuance of note receivable	(250)	—
Purchases of property and equipment	(889)	(1,642)
Net cash provided by (used for) investing activities	(19,702)	822

Cash flows from financing activities:
Decrease (increase) in restricted cash and investments	278	(12,833)
Proceeds from exercise of warrants	509	834
Proceeds from exercise of stock options	632	77
Repurchase of shares of common stock	(1,337)	—
Proceeds from financing of leasehold improvements	—	2,095
Repayment of leasehold financing	(495)	(187)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	380	15
Net cash used for financing activities	(33)	(9,999)

Foreign currency translation effect on cash	(2)	20

Net increase (decrease) in cash and cash equivalents	(29,193)	861
Cash and cash equivalents at beginning of period	69,650	50,655
Cash and cash equivalents at end of period	$40,457	$51,516

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

The Company’s Export and Security Agreement with Silicon Valley Bank East requires certain cash balances to be restricted as collateral against outstanding standby letters of credit; these are separately presented as restricted cash. (See Note 5)

The other significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2007.  As discussed in Note 7, the Company adopted Interpretation No. 48 (“FIN 48”) issued by the Financial Accounting Standard Board (“FASB”) effective April 1, 2007.  The Company has made no other changes to its accounting policies during the current year.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended
(in thousands)	June 30, 2007	June 30, 2006
Net income	$6,172	$5,995
Foreign currency translation adjustments, net of tax	2	20
Unrealized gains and losses from marketable securities, net of tax	(22)	17
Comprehensive income	$6,152	$6,032

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

Stock-based compensation costs recognized for the three month period ended June 30, 2007 and June 30, 2006, included compensation costs for awards granted prior to, but not yet vested as of April 1, 2006 (adoption date), as well as any new grants issued after April 1, 2006. The Company recognized $1,258,000 and $1,624,000 of share-based compensation costs in the consolidated statements of income for the quarter ended June 30, 2007 and June 20, 2006, respectively. The income tax benefit related to such compensation for the three months ended June 30, 2007 and June 30, 2006 was approximately $225,000 and $306,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income:

	Three months ended
(in thousands)	June 30, 2007	June 30, 2006
Cost of revenues	$427	$665
Selling, general and administrative	831	959
Total share-based compensation expense before tax	$1,258	$1,624

Upon adoption of SFAS 123(R), in accordance with Staff Accounting Bulletin No. 107, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) a risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate.

There were no options granted in the three month period ended June 30, 2007.

Stock Option and Other Compensation Plans:

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of June 30, 2007: the 1995 Combination Plan, the 1996 Plan for Non-Employee Directors, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,780,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock Options

The following tables summarize stock option activity during the first three months of fiscal year 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	887,573	$37.43	7.50
Grants	—
Exercises	(39,989)
Cancellations	(8,345)
Outstanding at June 30, 2007	839,239	$38.24	7.37
Exercisable at June 30, 2007	637,146	$34.86		$14,562,000

Information related to the stock options outstanding as of June 30, 2007 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$6.50 - $20.00	216,693	5.72	$11.82	216,693	$11.82
$20.01 - $30.00	103,738	7.19	27.51	102,688	27.56
$30.01 - $40.00	69,041	7.33	38.94	37,208	38.84
$40.01 - $50.00	137,199	8.28	45.82	49,732	44.80
$50.01 - $60.00	220,830	8.11	53.64	166,153	53.70
$60.01 - $83.02	91,738	8.35	63.85	64,672	65.25
$6.50 - $83.02	839,239	7.37	$38.24	637,146	$34.86

As of June 30, 2007, there was approximately $2,156,000 of unrecognized compensation costs related to options granted. The

unrecognized compensation will be primarily recognized over a period of approximately 2 years.   Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

During fiscal 2006, the Company instituted an annual long term incentive plan for certain key employees. The plan calls for the issuance of restricted stock and options which vest upon the achievement of certain performance based goals as well as service time incurred.  In addition, restricted stock and restricted stock units may be granted to other employees with vesting periods that range from one to three years.  Annually on January 10th, the Board of Directors is granted restricted stock. The stock vests pro-rata based on service time incurred in the upcoming calendar year.  The fair values of these restricted stock awards are equal to the market price per share of the Company’s common stock on the date of grant.

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2007, there was $1,848,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a 3 year period.

The following table summarizes the status of the Company’s non-vested restricted stock awards during the first three months of fiscal 2008:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2007	49,538	$54.52
Granted	400	55.60
Vested	(2,982)	56.76
Forfeited	—	—
Outstanding at June 30, 2007	46,956	$54.39

3.   Inventories

(Dollars in thousands)	June 30, 2007	March 31, 2007
Inventories consisted of:
Raw materials, completed sub-assemblies, and spare parts	$14,354	$11,260
Work-in-process	9,349	6,681
Finished goods	1,701	2,199
Total	$25,404	$20,140

Stock Repurchase Program

During the first quarter of fiscal 2008, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market. During the quarter ended June 30, 2007, a total of 24,000 shares were repurchased at an average price of $55.69 per share.

4.   Income per Common and Common Equivalent Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and warrants using the average share price of the Company’s common stock for the period. For the quarters ended June 30, 2007 and June 30, 2006, common stock equivalents of 356,000 and 600, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended
(in thousands except per share amounts)	June 30, 2007	June 30, 2006

Earnings Per Share Basic:
Net income	$6,172	$5,995
Weighted average number of common shares outstanding — basic	9,171	9,073
Net income per share — basic	$0.67	$0.66
Diluted:
Net income	$6,172	$5,995
Adjustment to net income for change in warrant valuation	(11)	(2,132)
Adjusted net income	6,161	3,863
Weighted average number of common shares outstanding	9,171	9,073
Assumed exercise of stock options and warrants, using the treasury stock method	226	299
Weighted average number of common and potential common shares outstanding — diluted	9,397	9,372
Net income per share — diluted	$0.66	$0.41

5.   Line of Credit

On November 16, 2006, the Company modified its domestic loan and security agreement with Silicon Valley Bank East which was scheduled to expire on November 29, 2006.  The Company increased its domestic facility from $5.0 million to $20.0 million to support the Company’s routine working capital needs. The maximum amount available for borrowings under the domestic facility is (a) if the Company’s unrestricted cash is greater than or equal to $30.0 million, $20.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances or (b) if the Company’s unrestricted cash is less than $30.0 million for a period of 30 consecutive days, the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable minus the amount of outstanding letters of credits adjusted for certain reserves and minus the principle balance of any advances.  The modification of the domestic loan and security agreement extended this credit facility through November 14, 2008.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (8.25% at June 30, 2007). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of June 30, 2007, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit.  In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion.  The Company had outstanding $16,783,000 in stand-by letters of credit against the domestic facility with $3,217,000 remaining available.  Of the outstanding letters of credit, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects.  No amounts have been drawn against these letters of credit. In addition, at June 30, 2007, the Company had a restricted cash balance of $2,523,000 related to certain bank required deposits for outstanding letters of credits, bid bonds, and other bank-related fees.

6.   Warrant Liability

On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 per share. In addition, warrants to purchase an additional 295,475 shares of common stock at an exercise price of $23.52 per share were issued.  The warrants were immediately vested and had a five-year life expiring in May of 2007.

Due to certain conversion features of these warrants that provide that the holder could opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the fair value of the warrants at the deal closing date was recorded on the Company’s balance sheet. This liability was remeasured each quarter and marked to market.  The “mark to market” change in the warrants valuation of $11,000 and $2,132,000 was recorded as other income for the three months ended June 30, 2007 and June 30, 2006, respectively. At June 30, 2007 all warrants have been exercised and no liability for these warrants remains.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R), “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” that allows for a simplified or Long-Haul Method to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company has elected to use the Long-Haul Method of calculating the APIC pool.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective April 1, 2007. There were no adjustments required to the reported tax benefits at adoption. Further, the Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. As of April 1, 2007, the Company has accrued no interest or penalties related to uncertain tax positions.

The Company is currently subject to audit by the Internal Revenue Service and certain state income tax authorities for the fiscal years ended 2004 through 2006.

8.   Guarantees

Certain of the Company’s parcel and cargo products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three months ended June 30, 2007 and June 30, 2006 is as follows:

(in thousands)	Three months ended June 30, 2007	Three months ended June 30, 2006
Warranty accrual at beginning of period	$1,997	$3,606
Accruals for warranties issued during the period	110	59
Warranty costs incurred during period	(159)	(455)
Warranty accrual at end of period	$1,948	$3,210

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Inc.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Inc. during the lease term which expires in February 2011. Total remaining lease payments at June 30, 2007 totaled $1,401,000.  No accrual for this contingent liability has been recorded at June 30, 2007 as payment of this liability is considered remote.

9.   Lease Commitments

In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts.  As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space.  The Company was responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under EITF 97-10 “The Effect of Lessee Involvement in Asset Construction”.  In January 2007, the Company amended this lease agreement to expand its lease to include the remaining available space in the building.  A total of $7,182,000 was capitalized to record the facility on its books with an offsetting credit to the Lease Financing Liability.  In addition, amounts paid for construction were recorded as construction in progress and the landlord construction allowances of $5,642,000 (of which $50,000 was a receivable at June 30, 2007) were recorded as additional lease financing liability.

At the completion of the construction of the initial renovations in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with SFAS No. 98.  Based on this review, it was determined that the lease did not qualify for sale-leaseback treatment in accordance with SFAS No. 98.  As a result, building and tenant improvement and associated lease financing liabilities remain on the Company’s books.  The Lease Financing Liability is being amortized over the lease term based on the payments designated in the agreement and the building and tenant improvement assets are being depreciated on a straight line basis over the lessor of their useful lives or the lease term.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net revenues for the first quarter of fiscal 2008 increased by $14,589,000 to $44,471,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $9,794,000 in product sales, of which $2,648,000 relates to increased shipments of Z Backscatter systems.   In addition, there was an increase of $5,832,000 in CargoSearch system revenues due primarily to the increased volume of CargoSearch projects which were ongoing during the first quarter of fiscal 2008, and an increase of $2,137,000 in contract research and development revenues as compared to the prior period attributable primarily to one large research and development contract.  Service revenues increased by $4,795,000 to $15,564,000 compared to the first quarter of fiscal 2007 due primarily to the increased volume of service contracts related to increased system deliveries over the past 12-18 months.

Total cost of sales and contracts for the first quarter of fiscal 2008 increased by $10,685,000 to $27,070,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $8,024,000 to $18,765,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 65% of revenues versus 56% of revenue, for the corresponding period last year.  This decline in gross margin is due primarily to the mix of products sold in the period with a greater percentage of revenues derived from cargo and contract research and development related projects, and a decline in margins on certain projects accounted for on a percentage of completion basis in the current quarter.  The cost of service revenues for the first quarter ended June 30, 2007 increased by $2,661,000 to $8,305,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 53% of revenues versus 52% for the corresponding period last year.

Selling, general and administrative expenses for the first quarter of fiscal 2008 of $6,483,000 were $788,000 higher than the corresponding period a year ago.  Selling, general and administrative expenses represented 15% of revenues in the current period as compared to 19% for the corresponding period last year.  The increase in costs was primarily the result of an increase in salaries and benefits associated with the increased headcount, and costs associated with the ERP implementation.

Company funded research and development expenses of $2,757,000 for the first quarter of fiscal 2008 increased by $508,000 compared to the corresponding period last year.  Research and development expenses represented 6% of revenues in the current quarter compared to 8% for the corresponding period last year.  The Company’s research and development efforts in the quarter were focused on design modifications to its existing products and the development of product alternatives to continue to bring innovative products to its customers.

Other income was $1,874,000 in income for the first quarter of fiscal 2008 as compared to $3,162,000 in income for the corresponding period a year ago.  Other income for the quarter ended June 30, 2007 and June 30, 2006 include $11,000 and $2,132,000, respectively of warrant income due to the reductions of the warrant liability as a result of changes to the outstanding warrants’ fair value.  In addition, in the quarter ended June 30, 2007, the Company earned $2,016,000 in income on investments held as compared to $1,116,000 in the quarter ended June 30, 2006 due primarily to increases in the Company’s cash and investments balances.

The Company reported pre-tax income of $10,035,000 in the quarter ended June 30, 2007 as compared to pre-tax income of $8,715,000 in the corresponding period a year ago due to the factors described above.

The Company’s projected effective tax rate, excluding the income effect of the warrants which is a permanent item, for the quarter ended June 30, 2007 decreased to 38% from 41% for the corresponding period a year ago.  This decrease is due to changes in permanent tax items, primarily related to incentive stock compensation, increases in certain allowable deductions in the current tax year, and an increase in the percentage of international sales revenue as compared to the prior period.

The Company had net income of $6,172,000 during the first quarter of fiscal 2008 as compared to net income of $5,995,000 in the first quarter of fiscal 2007.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $29,193,000 to $40,457,000 at June 30, 2007 compared to $69,650,000 at March 31, 2007. This decrease is attributable primarily to $18,563,000 in net purchases of short-term investments during the period.  In addition, the Company had $9,456,000 in net cash used for operating activities due mainly to increases in accounts receivable of $11,613,000, increases in inventory of $5,403,000 attributable to planned inventory builds, and decreases in accrued expenses and other current liabilities of $5,105,000 partially offset by net income of $6,172,000.

On November 16, 2006, the Company modified its domestic loan and security agreement with Silicon Valley Bank East which was scheduled to expire on November 29, 2006.  The Company increased its domestic facility from $5.0 million to $20.0 million to support the Company’s routine working capital needs.  The maximum amount available for borrowings under the domestic facility is (a) if the Company’s unrestricted cash is greater than or equal to $30.0 million, $20.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances or (b) if the Company’s unrestricted cash is less than $30.0 million for a period of 30 consecutive days, the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable minus the amount of outstanding letters of credits adjusted for certain reserves and minus the principle balance of any advances.  The modification of the domestic loan and security agreement extended this credit facility through November 14, 2008.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (8.25% at June 30, 2007). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of June 30, 2007 the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit.  In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion.  The Company had outstanding $16,783,000 in stand-by letters of credit against the domestic facility with $3,217,000 remaining available.  Of the outstanding letters of credit, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects.  No amounts have been drawn against these letters of credit. In addition, at June 30, 2007, the Company had a restricted cash balance of $2,523,000 related to certain bank required deposits for outstanding letters of credits, bid bonds, and other bank-related fees.

New Accounting Pronouncements:

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective April 1, 2007.  The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives entities the option, at specified election dates, to measure certain financial assets and liabilities at fair value. The election may be applied to financial assets and liabilities on an instrument by instrument basis, is irrevocable, and may only be applied to entire instruments. Unrealized gains and losses on instruments for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 will be effective for the Company beginning April 1, 2008. Adoption of SFAS No. 159 is currently not expected to have a material impact on the Company’s consolidated financial position or results of operations

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement.  SFAS No. 157 will be effective for the Company beginning April 1, 2008. The Company is currently reviewing SFAS No. 157 to determine the impact and materiality of its adoption to the Company.

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

As of June 30, 2007, the Company held short-term investments consisting of money market funds and U.S. government and government agency bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments had an average interest rate of approximately 4.87% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date August 9, 2007	/s/ Kenneth J. Galaznik
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

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: significant reductions or delays in procurements of the Company’s systems by the United States and other governments; disruption in the supply of any source component incorporated into AS&E’s products; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of the Company’s products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management systems, to accommodate any future growth and any future delays in federal funding. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 under Item 1A “Risk Factors.”  Please also refer to our other filings with the Securities and Exchange Commission.