Form 10-Q
period 2007-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2007-11-09
CIK 5768

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of1934).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at November 5, 2007
$.66 2/3 par value	9,252,089

American Science and Engineering, Inc. and Subsidiary

Index

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(Unaudited)

Dollars in thousands	September 30, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$48,103	$69,650
Restricted cash and investments	319	202
Short-term investments	76,653	66,086
Accounts receivable, net of allowances of $236 and $224 at September 30, 2007 and March 31, 2007, respectively	20,893	23,366
Unbilled costs and fees	13,067	5,841
Inventories	35,590	20,140
Note receivable	1,693	1,443
Prepaid expense and other current assets	6,439	5,287
Deferred income taxes	3,942	3,087

Total current assets	206,699	195,102
Building, equipment and leasehold improvements, net	22,916	23,054
Restricted cash and investments	2,204	2,599
Deferred income taxes	1,163	970
Other assets, net	4	—

Total assets	$232,986	$221,725

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,974	$8,117
Accrued salaries and benefits	2,709	7,241
Accrued warranty costs	1,187	1,997
Deferred revenue	5,583	4,321
Customer deposits	8,988	11,554
Current portion of lease financing liability	1,126	1,263
Warrant liability	—	634
Other current liabilities	9,317	4,290

Total current liabilities	37,884	39,417
Lease financing liability, net of current portion	10,109	10,379
Other long term liabilities	4,427	4,231

Total liabilities	52,420	54,027

Stockholders' equity:
Preferred stock, no par value Authorized—100,000 shares; Issued—none	—	—
Common stock, $0.66 2/3 par value Authorized—20,000,000 shares; Issued and Outstanding 9,259,906 shares at September 30, 2007 and 9,186,975 shares at March 31, 2007	6,172	6,125
Capital in excess of par value	109,005	105,036
Accumulated other comprehensive income	56	48
Retained earnings	65,333	56,489

Total stockholders' equity	180,566	167,698

Total liabilities and stockholders' equity	$232,986	$221,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

		Three Months Ended		Six Months Ended
	Dollars and shares in thousands, except per share amounts	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
	Net sales and contract revenues:
	Net product sales and contract revenues	$21,825	$17,038	$50,732	$36,151
	Net service revenues	15,802	12,550	31,366	23,319

	Total net sales and contract revenues	37,627	29,588	82,098	59,470

	Cost of sales and contracts:
	Cost of product sales and contracts	14,875	9,235	33,640	19,976
	Cost of service revenues	8,674	6,824	16,979	12,468

	Total cost of sales and contracts	23,549	16,059	50,619	32,444

	Gross profit	14,078	13,529	31,479	27,026

	Expenses:
	Selling, general and administrative expenses	5,851	5,931	12,334	11,626
	Research and development costs	2,773	1,531	5,530	3,780

	Total expenses	8,624	7,462	17,864	15,406

	Operating income	5,454	6,067	13,615	11,620

	Other income (expense):
	Interest and investment income	1,742	1,375	3,758	2,491
	Interest expense	(40)	(90)	(80)	(189)
	Other, net	(103)	80	(216)	93
	Change in warrant valuation	—	207	11	2,339

	Total other income (expense)	1,599	1,572	3,473	4,734

	Income before provision for income taxes	7,053	7,639	17,088	16,354
	Provision for income taxes	2,538	2,886	6,401	5,606

	Net income	$4,515	$4,753	$10,687	$10,748

	Income per share—Basic	$0.49	$0.52	$1.16	$1.18
	—Diluted	$0.48	$0.49	$1.13	$0.90
Weighted average shares	—Basic	9,194	9,094	9,180	9,083
	—Diluted	9,461	9,316	9,425	9,338
	Cash dividends declared per common share	$0.20	$—	$0.20	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
Dollars in thousands	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$10,687	$10,748
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	2,023	1,084
Provisions for contracts, inventory and accounts receivable reserves	117	152
Amortization of bond discount	(1,110)	(755)
Deferred income taxes	(1,048)	(1,110)
Stock based compensation expense	2,668	4,665
Change in value of warrants	(11)	(2,339)
Changes in assets and liabilities:
Accounts receivable	2,461	(2,034)
Unbilled costs and fees	(7,226)	666
Inventories	(15,555)	(1,645)
Prepaid expenses and other assets	(839)	3,643
Accounts payable	857	(1,635)
Accrued income taxes	—	782
Customer deposits	(2,566)	7,784
Deferred revenue	1,458	3,850
Accrued expenses and other current liabilities	58	(3,934)
Non-current liabilities	—	(9)

Net cash provided by (used for) operating activities	(8,026)	19,913

Cash flows from investing activities:
Purchases of short-term investments	(82,480)	(65,435)
Proceeds from maturities of short-term investments	73,025	37,095
Issuance of note receivable	(250)	—
Purchases of property and equipment	(1,885)	(2,334)

Net cash used for investing activities	(11,590)	(30,674)

Cash flows from financing activities:
Decrease (increase) in restricted cash and investments	278	(14,029)
Proceeds from exercise of warrants	509	834
Proceeds from exercise of stock options	2,800	85
Repurchase of shares of common stock	(4,225)	—
Payment of dividends	(1,843)	—
Proceeds from financing of leasehold improvements	50	2,095
Repayment of lease financing	(774)	(383)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	1,268	27

Net cash used for financing activities	(1,937)	(11,371)

Foreign currency translation effect on cash	6	20

Net decrease in cash and cash equivalents	(21,547)	(22,112)
Cash and cash equivalents at beginning of period	69,650	50,655

Cash and cash equivalents at end of period	$48,103	$28,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

1.     General

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated.

        The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

        The Company's Export and Security Agreement with Silicon Valley Bank East requires certain cash balances to be restricted as collateral against outstanding standby letters of credit; these are separately presented as restricted cash and investments. (See Note 5)

        The other significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2007. As discussed in Note 7, the Company adopted Interpretation No. 48 ("FIN48") issued by the Financial Accounting Standard Board ("FASB") effective April 1, 2007. The Company has made no other changes to its accounting policies during the current year.

Comprehensive Income

        Comprehensive income is comprised of the following:

	Three months ended		Six months ended
(In thousands)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Net income	$4,515	$4,753	$10,687	$10,748
Foreign currency translation adjustments, net of tax	5	2	7	22
Unrealized gains and losses from marketable securities, net of tax	22	41	—	58

Comprehensive income	$4,542	$4,796	$10,694	$10,828

2.     Accounting for Stock-Based Compensation

        Stock-based compensation costs recognized during the three months ended September 30, 2007 and September 30, 2006 amounted to $1,410,000 and $2,153,000, respectively. Total costs recognized during the six months ended September 30, 2007 and September 30, 2006 amounted to $2,668,000 and $3,944,000, respectively. The income tax benefit related to such compensation for the three months ended September 30, 2007 and September 30, 2006 was approximately $220,000 and $313,000, respectively. The income tax benefit related to such compensation for the six months ended September 30, 2007 and September 30, 2006 was approximately $445,000 and $618,000, respectively.

        The following table summarizes share-based compensation costs included in the Company's consolidated statement of income:

	Three months ended		Six months ended
(In thousands)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Cost of revenues	$446	$832	$873	$1,514
Selling, general and administrative	964	1,321	1,795	2,430

Total share-based compensation expense before tax	$1,410	$2,153	$2,668	$3,944

        The fair value of options at date of grant was estimated with the following assumptions for grants made during the period presented:

	Six Months Ended
	Sept. 30, 2007	Sept. 30, 2006
Assumptions:
Option life	3 years	3 years
Risk-free interest rate	4.16%	4.77%
Stock volatility	51%	56%
Dividend yield	1.3%	0%

Stock Option and Other Compensation Plans:

        The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of September 30, 2007: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock

Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,480,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock options

        The following tables summarize stock option activity during the first six months of fiscal year 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2007	887,573	$37.43	7.50
Grants	70,970	63.08		$25,000
Exercises	(118,395)
Cancellations	(8,845)

Outstanding at September 30, 2007	831,303	$41.34	7.29

Exercisable at September 30, 2007	613,190	$36.84		$16,025,000

        Information related to the stock options outstanding as of September 30, 2007 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$6.50 - $20.00	174,193	5.38	$11.88	174,193	$11.88
$20.01 - $30.00	99,713	6.94	27.58	99,713	27.58
$30.01 - $40.00	64,532	7.18	38.93	32,699	38.81
$40.01 - $50.00	126,866	8.08	45.74	92,599	46.05
$50.01 - $60.00	203,491	7.86	53.64	149,114	53.72
$60.01 - $74.72	162,508	8.28	63.49	64,872	65.21

$6.50 - $74.72	831,303	7.29	$41.34	613,190	$36.84

        The weighted average fair value of options granted in the six months ended September 30, 2007 was $22.57. As of September 30, 2007, there was $3,273,000 of total unrecognized compensation cost related to non-vested stock options granted. The unrecognized compensation will be primarily recognized over a period of approximately 3 years. Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

        During fiscal years 2006 and 2007, the Company instituted long term incentive plans for certain key employees. The plans call for the issuance of restricted stock and options which vest upon the achievement of certain performance based goals as well as service time incurred. In addition, restricted stock and restricted stock units may be granted to other employees with vesting periods that range from one to three years. Annually on January 10th, the Board of Directors is granted restricted stock. The stock vests pro-rata based on service time incurred in the upcoming calendar year. The fair values of these restricted stock awards are equal to the market price per share of the Company's common stock on the date of grant.

        Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 30, 2007, there was $5,321,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company's stock plans. This cost is expected to be recognized over a 3 year period.

        The following table summarizes restricted stock and stock unit awards activity during the first six months of fiscal year 2008:

	Restricted Stock and Stock Unit Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2007	49,538	$54.52
Granted	63,820	61.52
Vested	(4,869)	54.95
Forfeited	—	—

Outstanding at September 30, 2007	108,489	$58.62

Stock Repurchase Program:

        During the first quarter of fiscal 2008, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market. During the six months ended September 30, 2007, a total of 73,860 shares were repurchased at an average price of $57.20 per share.

Dividends:

        On August 6, 2007, the Company's Board of Directors declared a cash dividend of $0.20 per share. The dividend was paid on September 5, 2007 to all shareholders of record at the close of business on August 20, 2007. On November 5, 2007, the Company's Board of Directors declared a cash dividend of $0.20 per share. The dividend is payable on December 5, 2007 to all shareholders of record at the close of business on November 19, 2007. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

3.     Inventories

(Dollars in thousands)	Sept 30, 2007	March 31, 2007
Inventories consisted of:
Raw materials, completed sub-assemblies, and spare parts	$14,610	$11,260
Work-in-process	9,317	6,681
Finished goods	11,663	2,199

Total	$35,590	$20,140

4.     Income per Common and Common Equivalent Share

        Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive impact of options and warrants using the average share price of the Company's common stock for the period. For the quarters ended September 30, 2007 and September 30, 2006, common stock equivalents of 152,000 and 392,000 respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the six months ended September 30, 2007 and September 30, 2006, common stock equivalents of 279,000 and 96,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months ended
(In thousands except per share amounts)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Income Per Share
Basic:
Net income	$4,515	$4,753	$10,687	$10,748
Weighted average number of common shares outstanding—basic	9,194	9,094	9,180	9,083
Net income per share—basic	$0.49	$0.52	$1.16	$1.18
Diluted:
Net income	$4,515	$4,753	$10,687	$10,748
Adjustment to net income for change in warrant valuation	—	(207)	(11)	(2,339)

Adjusted net income	$4,515	$4,546	$10,676	$8,409

Weighted average number of common shares outstanding	9,194	9,094	9,180	9,083
Assumed exercise of stock options and warrants, using the treasury stock method	267	222	245	255

Weighted average number of common and potential common shares outstanding—diluted	9,461	9,316	9,425	9,338

Net income per share—diluted	$0.48	$0.49	$1.13	$0.90

5.     Line of Credit

        On November 16, 2006, the Company modified its domestic loan and security agreement with Silicon Valley Bank East which was scheduled to expire on November 29, 2006. The Company increased its domestic facility from $5.0 million to $20.0 million to support the Company's routine working capital needs. The maximum amount available for borrowings under the domestic facility is either (a) $20.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances (if the Company's unrestricted cash is greater than or equal to $30.0 million), or (b) the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable minus the amount of outstanding letters of credit adjusted for certain reserves and minus the principle balance of any advances (if the Company's unrestricted cash is less than $30.0 million for a period of 30 consecutive days). The modification of the domestic loan and security agreement extended this credit facility through November 14, 2008.

        The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (7.75% at September 30, 2007). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants. As of September 30, 2007, the Company was in compliance with these covenants.

        In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management's opinion. The Company had outstanding $18,199,000 in stand-by letters of credit against the domestic facility with $1,801,000 remaining available. Of the outstanding letters of credit, $300,000 relates to the Company's building lease and the remainder is guaranteeing performance on certain international projects. No amounts have been drawn against these letters of credit. In addition, at September 30, 2007, the Company had a restricted cash balance of $2,523,000 related to certain bank required deposits for outstanding letters of credits, bid bonds, and other bank-related fees.

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

        Due to certain conversion features of these warrants that provided that the holder could opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company's assets, or a tender offer or exchange offer of shares of the Company's stock, a liability equal to the fair value of the warrants at the deal closing date was recorded on the Company's balance sheet. This liability was re-measured each quarter and marked to market. The "mark to market" change in the warrants valuation of $207,000 was recorded as other income (expense) for the three months ended September 30, 2006. The "mark to market" change in the warrants valuation of $11,000 and $2,339,000 was recorded as other income (expense) for the six months ended September 30, 2007 and September 30, 2006, respectively. In May of 2007, all remaining warrants were exercised and no liability for these warrants remains at September 30, 2007.

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

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective April 1, 2007. There were no adjustments required to the reported tax benefits at adoption. Further, the Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. As of April 1, 2007, the Company had accrued no interest or penalties related to uncertain tax positions. The Company's policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

        The Company is currently subject to audit by the Internal Revenue Service and certain state income tax authorities for the fiscal years ended 2004 through 2006.

8.     Guarantees

        Certain of the Company's products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery. Accrual rates are based upon historical experience over the preceding twelve months and management's judgment of future exposure. Warranty experience for the three and six months ended September 30, 2007 and September 30, 2006 is as follows:

	Three Months Ended		Six Months Ended
(In thousands)
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Warranty accrual—beginning of period	$1,948	$3,210	$1,997	$3,606
Accruals for warranties issued during the period	667	465	1,400	1,054
Adjustment of preexisting accrual estimates	(1,123)	(451)	(1,747)	(981)
Warranty costs incurred during the period	(305)	(392)	(463)	(847)

Warranty accrual—end of period	$1,187	$2,832	$1,187	$2,832

        In conjunction with the sale of certain assets and contracts of the Company's High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Inc. The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Inc. during the lease term which expires in February 2011. Total remaining lease payments at September 30, 2007 totaled $1,316,000. No accrual for this contingent liability has been recorded at September 30, 2007 as payment of this liability is considered remote.

9.     Lease Commitments

        In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts. As part of the lease agreement, the Company's landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space. The Company was responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under EITF 97-10 "The Effect of Lessee Involvement in Asset Construction". In January 2007, the Company amended this lease agreement to expand its lease to include the remaining available space in the building. A total of $7,182,000 was capitalized to record the facility on its books with an offsetting credit to the Lease Financing Liability. In addition, amounts paid for construction were recorded as construction in progress and the landlord construction allowances of $6,009,000 (of which $367,000 was a receivable at September 30, 2007) were recorded as additional lease financing liability.

        At the completion of the construction of the initial renovations in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with SFAS No. 98. Based on this review, it was determined that the lease did not qualify for sale-leaseback treatment in accordance with SFAS No. 98. As a result, building and tenant improvement and associated lease financing liabilities remain on the Company's books. The Lease Financing Liability is being amortized over the lease term based on the payments designated in the agreement and the building and tenant improvement assets are being depreciated on a straight line basis over the lessor of their useful lives or the lease term.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

        Net revenues for the quarter ended September 30, 2007 increased by $8,039,000 to $37,627,000 compared to the corresponding period a year ago. This increase is attributable primarily to an increase of $4,787,000 in product sales. There was an increase of $6,934,000 in CargoSearch system revenues due to an increase in the number of contracts ongoing as compared to the prior year in part due to the increased sales of the OmniView system which was introduced in fiscal 2007, an increase of $2,254,000 in Contract research and development revenues as compared to the prior period attributable primarily to one large development project ongoing this period, and an increase of $1,561,000 in ParcelSearch system revenues as compared to the prior year due to increased volume of sales of products introduced in the fiscal 2007. These product revenue increases were offset somewhat by a $6,196,000 decrease in Z Backscatter System revenues as compared to the prior year attributable to decreased order volume. Service revenues for the quarter ended September 30, 2007 increased by $3,252,000 to $15,802,000 compared to the corresponding period a year ago due primarily to an increase in the number of systems under service contracts as the warranties on systems sold in prior years expired and were replaced with service contracts and additional extended warranties sold with international systems.

        Net revenues for the six months ended September 30, 2007 increased by $22,628,000 to $82,098,000 compared to the corresponding period a year ago. This increase is attributable primarily to an increase of $14,581,000 in product sales. There was an increase of $12,765,000 in CargoSearch system revenues due to an increase in the number of contracts ongoing as compared to the prior year in part due to the increased sales of the OmniView system which was introduced in fiscal 2007, an increase of $4,392,000 in Contract research and development revenues as compared to the prior period attributable primarily to one large development project ongoing this period, and an increase of $1,782,000 in ParcelSearch system revenues as compared to the prior year due to increased volume of sales of products introduced in fiscal 2007. These product revenue increases were offset somewhat by a $3,548,000 decrease in Z Backscatter System revenues as compared to the prior year attributable to decreased order volume. Service revenues for the six months ended September 30, 2007 increased by $8,047,000 to $31,366,000 compared to the corresponding period a year ago due primarily to an increase in the number of systems under service contracts as the warranties on systems sold in prior years expired and were replaced with service contracts and additional extended warranties sold with international systems.

        Total cost of sales and contracts for the quarter ended September 30, 2007 increased by $7,490,000 to $23,549,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $5,640,000 to $14,875,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues represented 68% of revenues versus 54% of revenue, for the corresponding period last year. This cost increase is due primarily to the mix of products sold in the period as a greater percentage of revenues were derived from lower margin CargoSearch and contract research and development programs as opposed to Z Backscatter System revenues which yield a higher gross margin. The cost of service revenues for the quarter ended September 30, 2007 increased by $1,850,000 to $8,674,000 as compared to the corresponding period a year ago. Cost of service revenues represented 55% of revenues versus 54% for the corresponding period last year.

        Total cost of sales and contracts for the six months ended September 30, 2007 increased by $18,175,000 to $50,619,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $13,664,000 to $33,640,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues represented 66% of revenues versus 55% of revenue, for the corresponding period last year. This cost increase is due primarily to the mix of products sold in the period as a greater percentage of revenues were derived from lower margin CargoSearch and contract research and development programs as opposed to

Z Backscatter System revenues which yield a higher gross margin. The cost of service revenues for the six months ended September 30, 2007 increased by $4,511,000 to $16,979,000 as compared to the corresponding period a year ago. Cost of service revenues represented 54% of revenues versus 53% for the corresponding period last year.

        Selling, general and administrative expenses for the quarter ended September 30, 2007 of $5,851,000 were $80,000 lower than the corresponding period a year ago. Selling, general and administrative expenses represented 16% of revenues in the current period as compared to 20% for the corresponding period last year. The Company experienced an increase in consulting costs ($144,000), travel-related costs ($171,000) and insurance costs ($201,000) which were offset by lower marketing related costs ($309,000), salary and benefit costs ($252,000) attributable to reduced incentive compensation accruals and stock compensation costs ($295,000) as compared to the prior period.

        Selling, general and administrative expenses for the six months ended September 30, 2007 of $12,334,000 were $708,000 higher than the corresponding period a year ago. Selling, general and administrative expenses represented 15% of revenues in the current period as compared to 20% for the corresponding period last year. The Company experienced an increase in consulting costs ($267,000), travel-related costs ($194,000), ERP system implementation costs ($298,000), legal and accounting fees ($225,000) and salary and benefit costs ($507,000) which were offset somewhat by lower marketing related costs ($579,000) and stock compensation costs ($609,000) as compared to the prior period.

        Company funded research and development expenses of $2,773,000 for the quarter ended September 30, 2007 increased by $1,242,000 compared to the corresponding period last year. Research and development expenses represented 7% of revenues in the quarter ended September 30, 2007 as compared to 5% of revenues in the quarter ended September 30, 2006. This increase in expenditures is attributable to the Company's hiring of additional engineers to focus on research and development activities.

        Company funded research and development expenses of $5,530,000 for the six months ended September 30, 2007 increased by $1,750,000 compared to the corresponding period last year. Research and development expenses represented 7% of revenues in the six months ended September 30, 2007 as compared to 6% of revenues in the six months ended September 30, 2006. This increase in expenditures is attributable to the Company's hiring of additional engineers to focus on research and development activities.

        Other income was $1,599,000 in income for the quarter ended September 30, 2007 as compared to $1,572,000 in income for the corresponding period a year ago. In the quarter ended September 30, 2007, the Company earned $1,742,000 in income on investments held as compared to $1,375,000 in the quarter ended September 30, 2006 due to increases in the Company's cash and investments balances. In the quarter ended September 30, 2006, the Company had $207,000 of warrant income due to the changes in the warrant liability mark to market. The warrants were fully exercised in the first quarter of fiscal 2007, therefore there was no charge for warrant mark to market adjustments in the quarter ended September 30, 2007.

        Other income was $3,473,000 in income for the six months ended September 30, 2007 as compared to $4,734,000 in income for the corresponding period a year ago. Other income for the six months ended September 30, 2007 and September 30, 2006 included $11,000 and $2,339,000, respectively of warrant income due to the changes in the warrant liability attributable primarily to stock price volatility. These warrants were fully exercised in the first quarter of 2007, therefore the charge in the six months ended September 30, 2007 was reduced as compared to the prior period. In addition, in the six months ended September 30, 2007, the Company earned $3,758,000 in income on investments held as compared to $2,491,000 in the six months ended September 30, 2006 due to increases in the Company's cash and investments balances.

        As a result of the above, the Company reported pre-tax income of $7,053,000 in the quarter ended September 30, 2007 as compared to pre-tax income of $7,639,000 in the corresponding period a year ago. The Company reported pre-tax income of $17,088,000 in the six months ended September 30, 2007 as compared to pre-tax income of $16,354,000 in the corresponding period a year ago.

        The Company's projected effective tax rate, excluding the income tax effect of the warrants which is a permanent item, for the six months ended September 30, 2007 decreased to 37.4% from 40% for the corresponding period a year ago. This decrease is due to changes in permanent tax items, primarily related to incentive stock compensation, increases in certain allowable deductions in the current tax year, and an increase in the percentage of international sales revenue as compared to the prior period.

        The Company had net income of $4,515,000 during the quarter ended September 30, 2007 as compared to net income of $4,753,000 in the second quarter of fiscal 2007. For the six months ended September 30, 2007, the Company had net income of $10,687,000 as compared to $10,748,000 for the six months ended September 30, 2006. The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources:

        Cash and cash equivalents decreased by $21,547,000 to $48,103,000 at September 30, 2007 compared to $69,650,000 at March 31, 2007. This decrease in cash and cash equivalents is due to a $15,555,000 increase in inventory balances related primarily to an increase in finished goods inventory, a $7,226,000 increase in unbilled cost and fees due to the timing of invoicing on certain international contracts, $9,455,000 of net purchases of short term investments, $4,225,000 in payments made to repurchase shares under the Company's share repurchase plan, and $1,843,000 paid in the quarter in cash dividends to shareholders. These decreases are offset somewhat by $3,309,000 in proceeds on the exercise of stock options and warrants during the period.

        On November 16, 2006, the Company modified its domestic loan and security agreement with Silicon Valley Bank East which was scheduled to expire on November 29, 2006. The Company increased its domestic facility from $5.0 million to $20.0 million to support the Company's routine working capital needs. The maximum amount available for borrowings under the domestic facility is either (a) $20.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances (if the Company's unrestricted cash is greater than or equal to $30.0 million), or (b) the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable minus the amount of outstanding letters of credit adjusted for certain reserves and minus the principle balance of any advances (if the Company's unrestricted cash is less than $30.0 million for a period of 30 consecutive days). The modification of the domestic loan and security agreement extended this credit facility through November 14, 2008.

        The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (7.75% at September 30, 2007). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants. As of September 30, 2007, the Company was in compliance with these covenants.

        In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management's opinion. The Company had outstanding $18,199,000 in stand-by letters of credit against the domestic facility with $1,801,000 remaining available. Of the outstanding letters of credit, $300,000 relates to the Company's building lease and the remainder is guaranteeing performance on certain international projects. No amounts have been drawn against these letters of credit. In addition, at September 30, 2007, the Company had a restricted cash balance of $2,523,000 related to certain bank required deposits for outstanding letters of credits, bid bonds, and other bank-related fees.

New Accounting Pronouncements:

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective April 1, 2007. The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements.

        In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 gives entities the option, at specified election dates, to measure certain financial assets and liabilities at fair value. The election may be applied to financial assets and liabilities on an instrument by instrument basis, is irrevocable, and may only be applied to entire instruments. Unrealized gains and losses on instruments for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 will be effective for the Company beginning April 1, 2008. Adoption of SFAS No. 159 is currently not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements", (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. SFAS No. 157 will be effective for the Company beginning April 1, 2008. The Company is currently reviewing SFAS No. 157 to determine the impact and materiality of its adoption to the Company.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

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

        As of September 30, 2007, the Company held short-term investments consisting of money market funds and U.S. government and government agency bonds. The Company's primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments had an average interest rate of approximately 4.95% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

Item 4—Controls and Procedures

a)
Evaluation of disclosure controls and procedures.

        As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)
Changes in internal controls.

        There have been no changes in our internal controls over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information about our purchases during the quarter ended September 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2007	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
July 1 - July 31	41,500	$57.71	41,500
August 1 - August 31	8,360	58.96	8,360
September 1 - September 30	—	—	—

Total	49,860	$57.92	49,860

        On May 17, 2007, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market. As of September 30, 2007, the maximum dollar value of shares that may yet be purchased under the program totaled $30,775,000.

Item 4—Submission of Matters to a Vote of Security Holders

        At the annual meeting of Stockholders of the Company held on September 13, 2007, the stockholders of the Company (1) elected William E. Odom, Denis R. Brown, Roger P. Heinisch, Hamilton W. Helmer, Ernest J. Moniz, Mark Thompson, Carl W. Vogt and Anthony R. Fabiano as directors of the Company to hold office for a one-year term and no other nominations were made; and (2) ratified the appointment of Vitale, Caturano and Company, Ltd., independent registered public accountants, as our independent auditors for the fiscal year ending March 31, 2008. The votes were as follows:

	Votes For	Votes Withheld Or Opposed	Abstentions
(1) Election of Directors:
William E. Odom	8,261,944	69,217	—
Denis R. Brown	8,287,345	43,816	—
Roger P. Heinisch	8,287,239	43,922	—
Hamilton W. Helmer	8,033,731	297,430	—
Ernest J. Moniz	8,283,601	47,560	—
Mark Thompson	8,254,588	76,573	—
Carl W. Vogt	8,286,421	44,740	—
Anthony R. Fabiano	8,262,193	68,968	—
(2) Ratification of Vitale, Caturano and Company, Ltd. as independent auditors	8,254,501	34,469	42,192

Item 6—Exhibits

(a)	Exhibits
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Footnote No. 4.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.
Date November 9, 2007	/s/ Kenneth J. Galaznik Kenneth J. Galaznik Chief Financial Officer and Treasurer

Safe Harbor Statement

        The foregoing 10-Q contains statements concerning the Company's financial performance and business operations, which may be considered "forward-looking" under applicable securities laws.

        The Company wishes to caution readers of this Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

        Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: significant reductions or delays in procurements of the Company's systems by the United States and other governments; disruption in the supply of any source component incorporated into AS&E's products; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of the Company's products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management systems, to accommodate any future growth and any future delays in federal funding. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2007 under Item 1A "Risk Factors." Please also refer to our other filings with the Securities and Exchange Commission.

QuickLinks

American Science and Engineering, Inc. and Subsidiary Index
  PART I—FINANCIAL INFORMATION
  Item 1—Financial Statements
American Science and Engineering, Inc. and Subsidiary Condensed Consolidated Balance Sheets (Unaudited)
American Science and Engineering, Inc. and Subsidiary Condensed Consolidated Statements of Operations (Unaudited)
American Science and Engineering, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows (Unaudited)
American Science and Engineering, Inc. and Subsidiary Notes to Unaudited Condensed Consolidated Financial Statements
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures about Market Risk
  Item 4—Controls and Procedures
  PART II—OTHER INFORMATION
  Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 6—Exhibits
SIGNATURES