Form 10-Q
period 2007-12-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2008-02-11
CIK 5768

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class of Common Stock	Outstanding at February 5, 2008
$.66⅔ par value	9,081,413

American Science and Engineering, Inc. and Subsidiary

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

American Science and Engineering, Inc. and Subsidiary

 Condensed Consolidated Balance Sheets

 (Unaudited)

	December 31, 2007	March 31, 2007
Dollars in thousands

Assets
Current assets:
Cash and cash equivalents	$42,378	$69,650
Restricted cash and investments	319	202
Short-term investments	92,460	66,086
Accounts receivable, net of allowances of $246 and $224 at December 31, 2007 and March 31, 2007, respectively	36,317	23,366
Unbilled costs and fees	1,901	5,841
Inventories	39,548	20,140
Note receivable	—	1,443
Prepaid expense and other current assets	5,031	5,287
Deferred income taxes	4,301	3,087
Total current assets	222,255	195,102
Building, equipment and leasehold improvements, net	22,254	23,054
Restricted cash and investments	2,204	2,599
Deferred income taxes	2,579	970
Other assets, net	4	—
Total assets	$249,296	$221,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,256	$8,117
Accrued salaries and benefits	2,814	7,241
Accrued warranty costs	1,430	1,997
Deferred revenue	25,616	4,321
Customer deposits	9,373	11,554
Accrued income taxes	1,031	—
Current portion of lease financing liability	1,130	1,263
Warrant liability	—	634
Other current liabilities	8,010	4,290
Total current liabilities	60,660	39,417
Lease financing liability, net of current portion	9,825	10,379
Other long term liabilities	3,988	4,231
Total liabilities	74,473	54,027

Stockholders’ equity:
Preferred stock, no par value Authorized—100,000 shares; Issued—none	—	—
Common stock, $0.66-2/3 par value Authorized—20,000,000 shares; Issued and Outstanding 9,146,472 shares at December 31, 2007 and 9,186,975 shares at March 31, 2007	6,097	6,125
Capital in excess of par value	101,201	105,036
Accumulated other comprehensive income	51	48
Retained earnings	67,474	56,489
Total stockholders’ equity	174,823	167,698
Total liabilities and stockholders’ equity	$249,296	$221,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

 Condensed Consolidated Statements of Operations

 (Unaudited)

		Three Months Ended		Nine Months Ended
	Dollars and shares in thousands, except per share amounts	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	Net sales and contract revenues:
	Net product sales and contract revenues	$26,729	$33,363	$77,461	$69,514
	Net service revenues	15,886	14,434	47,252	37,753
	Total net sales and contract revenues	42,615	47,797	124,713	107,267

	Cost of sales and contracts:
	Cost of product sales and contracts	18,052	19,102	51,693	39,078
	Cost of service revenues	9,379	6,757	26,357	19,225
	Total cost of sales and contracts	27,431	25,859	78,050	58,303
	Gross profit	15,184	21,938	46,663	48,964

	Expenses:
	Selling, general and administrative expenses	7,609	7,939	19,943	19,565
	Research and development costs	3,148	1,440	8,678	5,220
	Total expenses	10,757	9,379	28,621	24,785

	Operating income	4,427	12,559	18,042	24,179

	Other income (expense):
	Interest and investment income	1,686	1,381	5,444	3,872
	Interest expense	(39)	(89)	(119)	(278)
	Other, net	(182)	61	(398)	154
	Change in warrant valuation	—	(224)	11	2,115
	Total other income (expense)	1,465	1,129	4,938	5,863

	Income before provision for income taxes	5,892	13,688	22,980	30,042
	Provision for income taxes	1,890	5,616	8,291	11,222

	Net income	$4,002	$8,072	$14,689	$18,820

Income per share	- Basic	$0.44	$0.89	$1.60	$2.07
	- Diluted	$0.43	$0.86	$1.56	$1.79

Weighted average shares	- Basic	9,136	9,100	9,163	9,087
	- Diluted	9,357	9,346	9,397	9,340

	Cash dividends declared per common share	$0.20	$—	$0.40	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Dollars in thousands

	For the Nine Months Ended
	Dec. 31, 2007	Dec. 31, 2006
Cash flows from operating activities:
Net income	$14,689	$18,820
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,071	1,666
Provisions for contracts, inventory and accounts receivable reserves	77	239
Accretion of short term investments	(1,798)	(1,264)
Deferred income taxes	(2,823)	(679)
Change in value of warrants	(11)	(2,115)
Stock compensation expense	4,141	6,538
Changes in assets and liabilities:
Accounts receivable	(12,983)	(9,402)
Unbilled costs and fees	3,940	169
Inventories	(19,453)	(2,099)
Prepaid expenses and other assets	1,645	884
Accounts payable	3,139	1,165
Accrued income taxes	1,031	1,030
Customer deposits	(2,181)	5,628
Deferred revenue	21,052	4,233
Accrued expenses and other current liabilities	(749)	24
Non-current liabilities	—	(15)
Net cash provided by operating activities	12,787	24,822

Cash flows from investing activities:
Purchases of short-term investments	(125,282)	(94,708)
Proceeds from maturities of short-term investments	100,725	76,945
Purchases of property and equipment	(2,271)	(3,379)
Net cash used for investing activities	(26,828)	(21,142)

Cash flows from financing activities:
Decrease (increase) in restricted cash and investments	278	(1,658)
Proceeds from exercise of warrants	509	835
Proceeds from exercise of stock options	2,939	765
Repurchase of shares of common stock	(13,821)	—
Payment of dividends	(3,704)	—
Proceeds from financing of leasehold improvements	417	2,253
Repayment of leasehold financing	(1,054)	(581)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	1,221	479
Net cash provided by (used for) financing activities	(13,215)	2,093

Foreign currency translation effect on cash	(16)	7

Net increase (decrease) in cash and cash equivalents	(27,272)	5,780
Cash and cash equivalents at beginning of period	69,650	50,655
Cash and cash equivalents at end of period	$42,378	$56,435

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

        The Company’s Domestic Loan and Security Agreement with Silicon Valley Bank East requires certain cash balances to be restricted as collateral against outstanding standby letters of credit; these are separately presented as restricted cash and investments. (See Note 5)

        The other significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2007. As discussed in Note 7, the Company adopted Interpretation No. 48 (“FIN 48”) issued by the Financial Accounting Standard Board (“FASB”) effective April 1, 2007. The Company has made no other changes to its accounting policies during the current year.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended		Nine months ended
(In thousands)	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
Net income	$4,002	$8,072	$14,689	$18,820
Foreign currency translation adjustments, net of tax	(20)	(3)	(12)	19
Unrealized gains and losses from marketable securities, net of tax	15	(15)	15	43
Comprehensive income	$3,997	$8,054	$14,692	$18,882

2.     Accounting for Stock-Based Compensation

        Stock-based compensation costs recognized during the three months ended December 31, 2007 and December 31, 2006 amounted to $1,473,000 and $2,289,000, respectively. Total costs recognized during the nine months ended December 31, 2007 and December 31, 2006 amounted to $4,141,000 and $6,233,000, respectively. The income tax benefit related to such compensation for the three months ended December 31, 2007 and December 31, 2006 was approximately $222,000 and $286,000, respectively. The income tax benefit related to such compensation for the nine months ended December 31, 2007 and December 31, 2006 was approximately $667,000 and $904,000, respectively.

        The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income:

	Three months ended		Nine Months ended
(In thousands)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Cost of revenues	$393	$1,152	$1,266	$2,666
Selling, general and administrative	1,080	1,137	2,875	3,567
Total share-based compensation expense before tax	$1,473	$2,289	$4,141	$6,233

        The fair value of options at date of grant was estimated with the following assumptions for grants made during the period presented:

	Nine Months Ended
	December 31, 2007	December 31, 2006
Assumptions:
Option life	3 years	3 years
Risk-free interest rate	4.23%	4.77%
Stock volatility	51%	56%
Dividend yield	1.3%	0%

Stock Option and Other Compensation Plans:

        The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of December 31, 2007: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,480,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range between one and three years. Total compensation expense relating to these options for the nine months ended December 31, 2007 amounted to $2,884,534.

Stock options

        The following tables summarize stock option activity during the first nine months of fiscal year 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Outstanding at March 31, 2007	887,573	$37.43	7.50
Grants	76,970	63.21		$—
Exercises	(121,895)
Cancellations	(8,845)
Outstanding at December 31, 2007	833,803	$41.52	7.05
Exercisable at December 31, 2007	678,763	$37.85		$13,382,044

        Information related to the stock options outstanding as of December 31, 2007 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$6.50 - $20.00	173,393	5.13	$11.88	173.393	$11.88
$20.01 - $30.00	99,113	6.64	27.57	99,113	27.57
$30.01 - $40.00	64,532	6.93	38.93	64,532	38.93
$40.01 - $50.00	126,866	7.83	45.74	92,599	46.05
$50.01 - $60.00	201,391	7.58	53.64	184,254	53.69
$60.01 - $74.72	168,508	8.09	63.54	64,872	65.21
$6.50 - $74.72	833,803	7.05	$41.52	678,763	$37.85

        The weighted average fair value of options granted in the nine months ended December 31, 2007 was $22.61. As of December 31, 2007, there was $2,003,971 of total unrecognized compensation cost related to non-vested stock options granted. The unrecognized compensation will be primarily recognized over a period of approximately 3 years. Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

        During fiscal years 2007 and 2008, the Company instituted long term incentive plans for certain key employees. The plans call for the issuance of restricted stock and options which vest upon the achievement of certain performance based goals as well as service time incurred. The restricted stock units, once vested, are paid out in common stock.  In addition, restricted stock and restricted stock units may be granted to other employees with vesting periods that range from one to three years. Annually on January 10th, the Board of Directors is granted restricted stock. The stock vests pro-rata based on service time incurred in the upcoming calendar year. The fair values of these restricted stock awards are equal to the market price per share of the Company’s common stock on the date of grant.

As of December 31, 2007, there was $4,893,067 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a 3 year period.  Total compensation expense relating to these restricted shares and restricted stock units for the nine months ended December 31, 2007 amounted to $1,256,533.

        The following table summarizes restricted stock and stock unit awards activity during the first nine months of fiscal year 2008:

	Restricted Stock and Stock Unit Awards
	Number of Shares	Weighted -Average Grant Date Fair Value
Outstanding at March 31, 2007	49,538	$54.52
Granted	67,138	62.40
Vested	(7,855)	57.61
Forfeited	(2,400)	60.62
Outstanding at December 31, 2007	106,421	$59.13

Stock Repurchase Program:

        During the first quarter of fiscal 2008, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market. During the nine months ended December 31, 2007, a total of 258,748 shares were repurchased at an average price of $53.39 per share.

Dividends:

        On August 6, 2007, the Company’s Board of Directors declared a cash dividend of $0.20 per share. The dividend was paid on September 5, 2007 to all shareholders of record at the close of business on August 20, 2007. On November 5, 2007, the Company’s Board of Directors declared a cash dividend of $0.20 per share. The dividend was paid on December 5, 2007 to all shareholders of record at the close of business on November 19, 2007. On February 11, 2008 the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share. The dividend will be paid on March 7, 2008 to all shareholders of record at the close of business on February 18, 2008. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

3.     Inventories

(Dollars in thousands)	December 31, 2007	March 31, 2007
Inventories consisted of:
Raw materials, completed sub-assemblies, and spare parts	$17,178	$11,260
Work-in-process	11,821	6,681
Finished goods	10,549	2,199
Total	$39,548	$20,140

4.     Income per Common and Common Equivalent Share

        Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the dilutive impact of options, warrants, contingent restricted stock, and restricted stock units using the average share price of the Company’s common stock for the period. For the quarters ended December 31, 2007 and December 31, 2006, common stock equivalents of 351,000 and 112,000 respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the nine months ended December 31, 2007 and December 31, 2006, common stock equivalents of 285,000 and 106,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Nine Months ended
(In thousands except per share amounts)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Income Per Share

Basic:
Net income	$4,002	$8,072	$14,689	$18,820
Weighted average number of common shares outstanding—basic	9,136	9,100	9,163	9,087
Net income per share—basic	$0.44	$0.89	$1.60	$2.07

Diluted:
Net income	$4,002	$8,072	$14,689	$18,820
Adjustment to net income for change in warrant valuation	—	—	(11)	(2,115)
Adjusted net income	$4,002	$8,072	$14,678	$16,705

Weighted average number of common shares outstanding	9,136	9,100	9,163	9,087
Assumed exercise of stock options and warrants, and restricted stock and restricted stock units using the treasury stock method	220	246	235	253
Weighted average number of common and potential common shares outstanding—diluted	9,356	9,346	9,398	9,340

Net income per share—diluted	$0.43	$0.86	$1.56	$1.79

5.     Line of Credit

        On November 16, 2006, the Company modified its domestic loan and security agreement with Silicon Valley Bank East which was scheduled to expire on November 29, 2006. The Company increased its domestic facility from $5.0 million to $20.0 million to support the Company’s routine working capital needs. The maximum amount available for borrowings under the domestic facility is either (a) $20.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances (if the Company’s unrestricted cash is greater than or equal to $30.0 million), or (b) the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable minus the amount of outstanding letters of credit adjusted for certain reserves and minus the principle balance of any advances (if the Company’s unrestricted cash is less than $30.0 million for a period of 30 consecutive days). The modification of the domestic loan and security agreement extended this credit facility through November 14, 2008.

        The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (7.25% at December 31, 2007). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants. As of December 31, 2007, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion. The Company had outstanding $5,993,167 in stand-by letters of credit against the domestic facility with $14,006,833 remaining available. Of the outstanding letters of credit, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects. No amounts have been drawn against these letters of credit. In addition, at December 31, 2007, the Company had a restricted cash balance of $2,523,221 related to certain bank required deposits for outstanding letters of credits, bid bonds, and other bank-related fees.

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

        Due to certain conversion features of these warrants that provided that the holder could opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the fair value of the warrants at the deal closing date was recorded on the Company’s balance sheet. This liability was re-measured each quarter and marked to market. The “mark to market” change in the warrants valuation of $224,000 was recorded as other income (expense) for the three months ended December 31, 2006. The “mark to market” change in the warrants valuation of $11,000 and $2,115,000 was recorded as other income (expense) for the nine months ended December 31, 2007 and December 31, 2006, respectively. In May of 2007, all remaining warrants were exercised and no liability for these warrants remains at December 31, 2007.

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

        In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective April 1, 2007. There were no adjustments required to the reported tax benefits at adoption. Further, the Company does not expect that the amounts of unrecognized tax benefits will change significantly in the next twelve months. As of April 1, 2007, the Company had accrued no interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

        The Company is currently subject to audit by the Internal Revenue Service and certain state income tax authorities for the fiscal years ended 2004 through 2007.

8.     Guarantees

        Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery. Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure. Warranty experience for the three and nine months ended December 31, 2007 and December 31, 2006 is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Warranty accrual—beginning of period	$1,187	$2,832	$1,997	$3,606
Accruals for warranties issued during the period	839	790	2,239	1,844
Adjustment of preexisting accrual estimates	(273)	(873)	(2,020)	(1,854)
Warranty costs incurred during the period	(323)	(276)	(786)	(1,123)
Warranty accrual—end of period	$1,430	$2,473	$1,430	$2,473

        In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Inc. The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Inc. during the lease term which expires in February 2011. Total remaining lease payments at December 31, 2007 totaled $1,230,000. No accrual for this contingent liability has been recorded at December 31, 2007 as payment of this liability is considered remote.

9.     Lease Commitments

        In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts. As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space. The Company was responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under EITF 97-10 “The Effect of Lessee Involvement in Asset Construction”. In January 2007, the Company amended this lease agreement to expand its lease to include the remaining available space in the building. A total of $7,182,000 was capitalized to record the facility on its books with an offsetting credit to the Lease Financing Liability. In addition the landlord construction allowances of $6,009,000 were recorded as additional lease financing liability.

        At the completion of the construction of the initial renovations in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with SFAS No. 98. Based on this review, it was determined that the lease did not qualify for sale-leaseback treatment in accordance with SFAS No. 98. As a result, building and tenant improvement and associated lease financing liabilities remain on the Company’s books. The Lease Financing Liability is being amortized over the lease term based on the payments designated in the agreement and the building and tenant improvement assets are being depreciated on a straight line basis over the lesser of their useful lives or the lease term.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

        Net revenues for the quarter ended December 31, 2007 decreased by $5,182,000 to $42,615,000 compared to the corresponding period a year ago due primarily to a decrease of $6,634,000 in product revenue. Z Backscatter System revenue decreased by $12,586,000 as compared to the corresponding period a year ago primarily attributable to the partial shipment of a large quantity order in the prior fiscal year.  This decrease was offset somewhat by an increase of $3,329,000 in CargoSearch system revenues due to the sale of the Z-Portal system which was introduced in fiscal 2007 and revenue attributed to the mobile cargo inspection system, an increase of $696,000 in Contract research and development revenues as compared to the prior period attributable primarily to one large development project ongoing this period, and an increase of $3,088,000 in ParcelSearch system revenues as compared to the prior year due to increased volume of shipments of the Gemini parcel screening system. Service revenues for the quarter ended December 31, 2007 increased by $1,452,000 to $15,886,000 compared to the corresponding period a year ago due primarily to an increase in the number of systems under service contracts as the warranties on systems sold in prior years expired and were replaced with service contracts and additional extended warranties sold with international systems.

        Net revenues for the nine months ended December 31, 2007 increased by $17,446,000 to $124,713,000 compared to the corresponding period a year ago. This increase is somewhat attributable to an increase of $7,947,000 in product sales. There was an increase of $16,095,000 in CargoSearch system revenues due to an increase in the number of contracts ongoing as compared to the prior year in part due to the increased sales of the OmniView system which was introduced in fiscal 2007, an increase of $5,087,000 in Contract research and development revenues as compared to the prior period attributable primarily to one large development project ongoing this period, and an increase of $4,870,000 in ParcelSearch system revenues as compared to the prior year due to increased volume of shipments of the Gemini parcel screening system. These product revenue increases were offset somewhat by a $16,134,000 decrease in Z Backscatter System revenues as compared to the prior year attributable to the shipment of a large quantity order in the prior year. Service revenues for the nine months ended December 31, 2007 increased by $9,499,000 to $47,252,000 compared to the corresponding period a year ago due primarily to an increase in the number of systems under service contracts as the warranties on systems sold in prior years expired and were replaced with service contracts and additional extended warranties sold with international systems.

        Total cost of sales and contracts for the quarter ended December 31, 2007 increased by $1,572,000 to $27,431,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $1,050,000 to $18,052,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues represented 68% of revenues versus 57% of revenues, for the corresponding period last year. This cost increase is due primarily to the mix of products sold in the period as a greater percentage of revenues were derived from lower margin CargoSearch, ParcelSearch and Contract research and development programs as opposed to Z Backscatter System revenues which yield a higher gross margin. The cost of service revenues for the quarter ended December 31, 2007 increased by $2,622,000 to $9,379,000 as compared to the corresponding period a year ago. Cost of service revenues represented 59% of revenues versus 47% for the corresponding period last year due to an increase in claims against service contracts and extended warranties sold with international systems.

        Total cost of sales and contracts for the nine months ended December 31, 2007 increased by $19,747,000 to $78,050,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $12,615,000 to $51,693,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues represented 67% of revenues versus 56% of revenues, for the corresponding period last year. This cost increase is due primarily to the mix of products sold in the period as a greater percentage of revenues were derived from lower margin CargoSearch, ParcelSearch and Contract research and development programs as opposed to Z Backscatter System revenues which yield a higher gross margin. The cost of service revenues for the nine months ended December 31, 2007 increased by $7,132,000 to $26,357,000 as compared to the corresponding period a year ago. Cost of service revenues represented 56% of revenues versus 51% for the corresponding period last year.

        Selling, general and administrative expenses for the quarter ended December 31, 2007 of $7,609,000 were $330,000 lower than the corresponding period a year ago. Selling, general and administrative expenses represented 18% of revenues in the current period as compared to 17% for the corresponding period last year. The decrease in cost can be attributed to a $2,365,000 reduction in incentive compensation accruals and lower marketing related costs of $464,000.  These decreases were somewhat offset by an increase in salary and benefit costs of $532,000 due to increased headcount and a charge of $1,720,000 due to the write-down of a note receivable  that the Company has deemed uncollectible.

        Selling, general and administrative expenses for the nine months ended December 31, 2007 of $19,943,000 were $378,000 higher than the corresponding period a year ago. Selling, general and administrative expenses represented 16% of revenues in the current period as compared to 18% for the corresponding period last year. The Company experienced an increase in consulting costs of $447,000, travel-related costs of $294,000, ERP system implementation costs of $224,000, salary and benefit costs of $1,209,000 associated with increased headcount, and $1,720,000 due to the write-down of a note receivable associated that the Company has deemed uncollectible. These increases were offset somewhat by a $2,669,000 decrease in incentive compensation accruals, lower marketing related costs of $867,000, and a decrease in stock compensation costs of $692,000 as compared to the prior period.

        Company funded research and development expenses of $3,148,000 for the quarter ended December 31, 2007 increased by $1,708,000 compared to the corresponding period last year. Research and development expenses represented 7% of revenues in the quarter ended December 31, 2007 as compared to 3% of revenues in the quarter ended December 31, 2006. This increase in expenditures is attributable to the Company’s hiring of additional engineers to focus on research and development activities.

        Company funded research and development expenses of $8,678,000 for the nine months ended December 31, 2007 increased by $3,458,000 compared to the corresponding period last year. Research and development expenses represented 7% of revenues in the nine months ended December 31, 2007 as compared to 5% of revenues in the nine months ended December 31, 2006. This increase in expenditures is attributable to the Company’s hiring of additional engineers to focus on research and development activities.

        Other income was $1,465,000 in income for the quarter ended December 31, 2007 as compared to $1,129,000 in income for the corresponding period a year ago. In the quarter ended December 31, 2007, the Company earned $1,686,000 in income on investments held as compared to $1,381,000 in the quarter ended December 31, 2006 due to increases in the Company’s cash and investment balances. In the quarter ended December 31, 2006, the Company had $224,000 of warrant related expense due to the change in the fair value of the warrant liability. The warrants were fully exercised in the first quarter of fiscal 2008, therefore there was no charge for mark to market adjustments in the quarter ended December 31, 2007.

        Other income was $4,938,000 in income for the nine months ended December 31, 2007 as compared to $5,863,000 in income for the corresponding period a year ago. Other income for the nine months ended December 31, 2007 and December 31, 2006 included $11,000 and $2,115,000, respectively of warrant income due to the changes in the fair value of the warrant liability. These warrants were fully exercised in the first quarter of 2008, therefore the charge in the nine months ended December 31, 2007 was reduced as compared to the prior period. In addition, in the nine months ended December 31, 2007, the Company earned $5,444,000 in income on investments held as compared to $3,872,000 in the nine months ended December 31, 2006 due to increases in the Company’s cash and investment balances.

        As a result of the above, the Company reported pre-tax income of $5,892,000 in the quarter ended December 31, 2007 as compared to pre-tax income of $13,688,000 in the corresponding period a year ago. The Company reported pre-tax income of $22,980,000 in the nine months ended December 31, 2007 as compared to pre-tax income of $30,042,000 in the corresponding period a year ago.

        The Company’s projected effective tax rate, excluding the income tax effect of the warrants which is a permanent item, for the nine months ended December 31, 2007 decreased to 36% from 40% for the corresponding period a year ago. This decrease is due to changes in permanent tax items, primarily related to incentive stock compensation, increases in certain allowable deductions in the current tax year, and an increase in the percentage of international sales revenue as compared to the prior period.

        The Company had net income of $4,002,000 during the quarter ended December 31, 2007 as compared to net income of $8,072,000 in the third quarter of fiscal 2007. For the nine months ended December 31, 2007, the Company had net income of $14,689,000 as compared to $18,820,000 for the nine months ended December 31, 2006. The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources:

        Cash and cash equivalents decreased by $27,272,000 to $42,378,000 at December 31, 2007 compared to $69,650,000 at March 31, 2007. This decrease in cash and cash equivalents is due to a $19,453,000 increase in inventory balances related primarily to an increase in finished goods inventory, a $12,983,000 increase in accounts receivable due to the invoicing of certain milestone contracts, $24,557,000 of net purchases of short term investments, $13,821,000 in payments made to repurchase shares under the Company’s share repurchase plan, and $3,704,000 paid in the year in cash dividends to shareholders. These decreases are offset by the net income earned during the period of $14,689,000 and a $21,052,000 increase in deferred revenue primarily associated with a large government service agreement.

        On November 16, 2006, the Company modified its domestic loan and security agreement with Silicon Valley Bank East which was scheduled to expire on November 29, 2006. The Company increased its domestic facility from $5.0 million to $20.0 million to support the Company’s routine working capital needs. The maximum amount available for borrowings under the domestic facility is either (a) $20.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances (if the Company’s unrestricted cash is greater than or equal to $30.0 million), or (b) the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable minus the amount of outstanding letters of credit adjusted for certain reserves and minus the principle balance of any advances (if the Company’s unrestricted cash is less than $30.0 million for a period of 30 consecutive days). The modification of the domestic loan and security agreement extended this credit facility through November 14, 2008.

        The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (7.25% at December 31, 2007). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants. As of December 31, 2007, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion. The Company had outstanding $5,993,167 in stand-by letters of credit against the domestic facility with $14,006,833 remaining available. Of the outstanding letters of credit, $300,000 relates to the Company’s building lease and the remainder is guaranteeing performance on certain international projects. No amounts have been drawn against these letters of credit. In addition, at December 31, 2007, the Company had a restricted cash balance of $2,523,221 related to certain bank required deposits for outstanding letters of credits, bid bonds, and other bank-related fees.

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

        In February 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 gives entities the option, at specified election dates, to measure certain financial assets and liabilities at fair value. The election may be applied to financial assets and liabilities on an instrument by instrument basis, is irrevocable, and may only be applied to entire instruments. Unrealized gains and losses on instruments for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. SFAS No. 159 will be effective for the Company beginning April 1, 2008. Adoption of SFAS No. 159 is currently not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

        As of December 31, 2007, the Company held short-term investments consisting of money market funds and U.S. government and government agency bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments had an average interest rate of approximately 4.71% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

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

PART II—OTHER INFORMATION

Item 1— Legal Proceedings

         On October 3, 2007, the Company commenced litigation in the United States District Court for the Eastern District of Virginia against Auto Clear, LLC. and its affiliates Control Screening, LLC, and Scan-Tech Security, LP, for infringement of the Company’s United States Patent No. 5,313,511, seeking damages and injunctive relief. The District Court entered a Default in favor of AS&E; however, the Defendants have subsequently filed a motion to set aside that Default. The parties have filed briefs on the issue and presently are awaiting consideration by the Court.

On September 4, 2007, the Company received a notice from the United States Environmental Protection Agency (the “EPA”) that it may potentially be liable for certain costs related to the proposed clean-up at the Sutton Brook Disposal Area Superfund Site located in Tewksbury, Massachusetts. The Company is one of approximately 45 entities identified by the EPA as a Potentially Responsible Party (“PRP”) in connection with alleged historical disposal of waste materials for the period from 1958 through the mid - 1980s, the time frame under investigation by the EPA. The Company has denied liability, and has initiated participation in the global negotiation and settlement processes with the EPA and with other PRPs. Such negotiation processes are ongoing.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information about our purchases during the quarter ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2007	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
October 1- October 31	11,439	$59.67	11,439
November 1-November 30	129,575	49.46	129,575
December 1-December 31	43,874	56.96	43,874

Total	184,888	$51.87	184,888

        On May 17, 2007, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market. As of December 31, 2007, the maximum dollar value of shares that may yet be purchased under the program totaled $21,185,000.

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

Date February 11, 2008

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