Form 10-Q
period 2008-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2008-08-11
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  ☐      No  ☒

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of July 31, 2008 was 8,779,202.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in thousands	June 30, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$33,162	$52,418
Restricted cash and investments	285	319
Short-term investments, at fair value	55,778	72,687
Accounts receivable, net of allowances of $290 and $230 at June 30, 2008 and March 31, 2008, respectively	27,276	27,583
Unbilled costs and fees	9,843	6,114
Inventories	44,281	40,107
Prepaid expenses and other current assets	6,643	4,815
Deferred income taxes	1,773	1,577
Total current assets	179,041	205,620
Building, equipment and leasehold improvements, net	21,516	22,201
Restricted cash and investments	16,052	2,204
Deferred income taxes	6,343	5,231
Other assets, net	242	278
Total assets	$223,194	$235,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,653	$12,660
Accrued salaries and benefits	3,371	2,935
Accrued warranty costs	1,711	1,671
Deferred revenue	18,807	23,120
Customer deposits	9,274	6,547
Current portion of lease financing liability	1,138	1,134
Other current liabilities	7,276	8,097
Total current liabilities	52,230	56,164
Lease financing liability, net of current portion	9,254	9,540
Other long term liabilities	4,197	3,758
Total liabilities	65,681	69,462

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 8,782,211 and 8,945,633 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	5,854	5,963
Capital in excess of par value	82,294	91,544
Accumulated other comprehensive income	(23)	114
Retained earnings	69,388	68,451
Total stockholders’ equity	157,513	166,072
Total liabilities and stockholders’ equity	$223,194	$235,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Three Months Ended
	Dollars and shares in thousands, except per share amounts	June 30, 2008	June 30, 2007
	Net sales and contract revenues:
	Net product sales and contract revenues	$22,942	$28,907
	Net service revenues	16,552	15,564
	Total net revenues and contract revenues	39,494	44,471

	Cost of sales and contracts:
	Cost of product sales and contracts	15,786	18,765
	Cost of service revenues	9,179	8,305
	Total cost of sales and contracts	24,965	27,070
	Gross profit	14,529	17,401

	Expenses:
	Selling, general and administrative expenses	7,699	6,483
	Research and development costs	3,563	2,757
	Total expenses	11,262	9,240

	Operating income	3,267	8,161

	Other income (expense):
	Interest and investment income	951	2,016
	Interest expense	(37)	(40)
	Other, net	21	(113)
	Change in warrant valuation	—	11
	Total other income	935	1,874

	Income before provision for income taxes	4,202	10,035
	Provision for income taxes	1,513	3,863

	Net income	$2,689	$6,172

Income per share	—Basic	$0.31	$0.67
	—Diluted	$0.30	$0.66

Weighted average shares	—Basic	8,706	9,171
	—Diluted	8,907	9,397
	Dividends declared per share	$0.20	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
Dollars in thousands	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$2,689	$6,172
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,044	986
Provisions for contracts, inventory and accounts receivable reserves	191	186
Amortization of bond discount	(224)	(463)
Deferred income taxes	(1,308)	(438)
Change in value of warrants	—	(11)
Stock compensation expense	965	1,258
Changes in assets and liabilities:
Accounts receivable	246	(11,613)
Unbilled costs and fees	(3,729)	(887)
Inventories	(4,304)	(5,403)
Prepaid expenses and other assets	(1,792)	329
Accounts payable	(2,007)	2,737
Accrued income taxes	—	3,030
Customer deposits	2,727	600
Deferred revenue	(3,861)	(834)
Accrued expenses and other liabilities	(175)	(5,105)
Sale of leased asset	66	—
Net cash used for operating activities	(9,472)	(9,456)

Cash flows from investing activities:
Purchases of short-term investments	(19,403)	(46,888)
Proceeds from maturities of short-term investments	36,400	28,325
Issuance of note receivable	—	(250)
Purchases of property and equipment	(425)	(889)
Net cash provided by (used for) investing activities	16,572	(19,702)

Cash flows from financing activities:
Decrease (increase) in restricted cash and investments	(13,814)	278
Proceeds from exercise of warrants	—	509
Proceeds from exercise of stock options	214	632
Repurchase of shares of common stock	(10,768)	(1,337)
Repayment of leasehold financing	(282)	(495)
Payment of common stock dividend	(1,752)	—
Reduction of income taxes paid due to the tax benefit from employee stock option expense	45	380
Net cash used for financing activities	(26,357)	(33)

Foreign currency translation effect on cash	1	(2)

Net decrease in cash and cash equivalents	(19,256)	(29,193)
Cash and cash equivalents at beginning of period	52,418	69,650
Cash and cash equivalents at end of period	$33,162	$40,457

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

The unaudited condensed consolidated financial statements, in the opinion of management, include all necessary adjustments, consisting solely of normal recurring adjustments, to present fairly the Company’s financial position, results of operations and cash flows.  These quarterly results are not necessarily indicative of the results to be expected for the entire year.

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

The Company’s Loan and Security Agreement with Silicon Valley Bank East requires certain cash balances to be restricted as collateral against outstanding standby letters of credit; these are separately presented as restricted cash. (See Note 5)

The other significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2008.  The Company has made no changes to these policies during the current year.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended
(in thousands)	June 30, 2008	June 30, 2007
Net income	$2,689	$6,172
Foreign currency translation adjustments, net of tax	1	2
Unrealized gains and losses from marketable securities, net of tax	(136)	(22)
Comprehensive income	$2,554	$6,152

Stock Repurchase Program

During the first quarter of fiscal 2008, the Company’s Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.   On May 13, 2008, the Board of Directors approved an additional Stock Repurchase Program which authorized the Company to repurchase up to another $35 million of shares of its common stock from time to time on the open market.   During the quarter ended June 30, 2008, a total of 216,226 shares were repurchased at an average price of $49.80 per share.

Dividends

On May 13, 2008, the Company’s Board of Directors declared a cash dividend of $0.20 per share. The dividend was paid on June 6, 2008 to all shareholders of record at the close of business on May 19, 2008.   On August 8, 2008, the Company’s Board of Directors declared a cash dividend of $0.20 per share. The dividend is payable on September 5, 2008 to all shareholders of record at the close of business on August 18, 2008. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about such fair value measurements. The Company adopted the required provisions of SFAS 157 that became effective in our first quarter of fiscal 2009. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the adoption of the required provisions of SFAS 157 see Note 6.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of fiscal 2010.

SFAS No 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows entities to choose to measure financial instruments and certain other items at fair value. SFAS 159 became effective beginning with our first quarter of fiscal 2009. We have currently chosen not to adopt the provisions of SFAS 159 for our existing financial instruments.

EITF Issue No. 06-11

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), which requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested shares, nonvested equity share units and outstanding equity share options to be recognized as an increase in additional paid-in capital and to be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The adoption of EITF 06-11, which became effective in the first quarter of fiscal 2009, did not have a material impact on our Consolidated Financial Statements.

 EITF Issue No. 03-6-1

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), effective for fiscal years beginning after December 15, 2008.  FSP EITF 03-6-1 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of EPS pursuant to the two-class method. We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our Consolidated Financial Statements.

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

Stock-based compensation costs recognized for the three month period ended June 30, 2008 and June 30, 2007, included compensation costs for awards granted prior to, but not yet vested as of April 1, 2006 (adoption date), as well as any new grants issued after April 1, 2006. The Company recognized $965,000 and $1,258,000 of share-based compensation costs in the consolidated statements of income for the quarter ended June 30, 2008 and June 20, 2007, respectively. The income tax benefit related to this compensation for the three months ended June 30, 2008 and June 30, 2007 was approximately $337,000 and $225,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income:

	Three months ended
(in thousands)	June 30, 2008	June 30, 2007
Cost of revenues	$55	$427
Selling, general and administrative	910	831
Total share-based compensation expense before tax	$965	$1,258

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

There were 12,407 options granted in the three month period ended June 30, 2008.  The fair value of options at date of grant was estimated with the following assumptions for grants made during the period presented:

Three months ended June 30, 2008
Assumptions:
Option life	5 years
Risk-free interest rate	3.5%
Stock volatility	49%
Dividend yield	1.6%

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of June 30, 2008: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,480,000 shares authorized under these plans. As of June 30, 2008, 85,792 shares remain available for future issuance under these plans.  Vesting periods are at the discretion of the Board of Directors and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock Options

The following tables summarize stock option activity during the first three months of fiscal year 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value

Outstanding at March 31, 2008	828,063	$41.70	6.80
Grants	12,407	51.56		$—
Exercises	(7,911)	27.01
Cancellations	(2,666)	56.06
Outstanding at June 30, 2008	829,893	$41.94	6.53
Exercisable at June 30, 2008	709,962	$38.87		$10,385,000

Information related to the stock options outstanding as of June 30, 2008 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$6.50 - $20.00	165,593	4.71	$11.96	165,593	$11.96
$20.01 - $30.00	97,563	6.14	27.56	97,563	27.56
$30.01 - $40.00	60,981	6.43	38.93	60,981	38.93
$40.01 - $50.00	126,866	7.18	45.74	125,666	45.77
$50.01 - $60.00	211,283	6.91	53.52	181,954	53.69
$60.01 - $74.72	167,607	7.61	63.55	78,205	64.39
$6.50 - $74.72	829,893	6.53	$41.94	709,962	$38.87

As of June 30, 2008, there was approximately $1,180,000 of unrecognized compensation costs related to options granted. The unrecognized compensation will be primarily recognized over a period of a weighted average of two years.   Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock which vests upon the achievement of certain performance based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually on January 10th the Board of Directors is granted restricted stock. These restricted stock awards vest on a pro-rata basis on service time incurred in the upcoming calendar year.  The fair values of these restricted stock awards are equal to the market price per share of the Company’s common stock on the date of grant.

Nonvested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2008 there was $5,924,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average two year period.

The following table summarizes the status of the Company’s non-vested restricted stock awards during the first three months of fiscal 2008:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2008	110,301	$58.34
Granted	46,120	51.56
Vested	(2,184)	54.89
Forfeited	(7,618)	59.40
Outstanding at June 30, 2008	146,619	$56.21

3.        INVENTORIES

(Dollars in thousands)	June 30, 2008	March 31, 2008
Inventories consisted of:
Raw materials, completed sub-assemblies, and spare parts	$20,352	$18,113
Work-in-process	16,261	12,163
Finished goods	7,668	9,831
Total	$44,281	$40,107

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options, warrants, restricted stock and restricted stock units using the average share price of the Company’s common stock for the period. For the quarters ended June 30, 2008 and June 30, 2007, common stock equivalents of 483,000 and 356,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended
(in thousands except per share amounts)	June 30, 2008	June 30, 2007
Earnings Per Share Basic:
Net income	$2,689	$6,172
Weighted average number of common shares outstanding — basic	8,706	9,171
Net income per share — basic	$0.31	$0.67
Diluted:
Net income	$2,689	$6,172
Adjustment to net income for change in warrant valuation	—	(11)
Adjusted net income	2,689	6,161
Weighted average number of common shares outstanding	8,706	9,171
Assumed exercise of stock options, warrants, restricted stock and restricted stock units, using the treasury stock method	201	226
Weighted average number of common and potential common shares outstanding — diluted	8,907	9,397
Net income per share — diluted	$0.30	$0.66

5.   LINE OF CREDIT

On November 16, 2006, the Company modified its Loan and Security Agreement with Silicon Valley Bank East which was scheduled to expire on November 29, 2006.  The Company increased this facility from $5.0 million to $20.0 million to support the Company’s routine working capital needs.  The Company’s $10.0 million export loan and security facility, guaranteed by the Export-Import Bank of the United States, expired as of November 29, 2006. The maximum amount available for borrowings under the domestic facility is (a) if the Company’s unrestricted cash is greater than or equal to $30.0 million, $20.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances or (b) if the Company’s unrestricted cash is less than $30.0 million for a period of 30 consecutive days, the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable minus  the amount of outstanding letters of credits adjusted for certain reserves and minus the principal balance of any advances.  The modification of the Loan and Security Agreement extended this credit facility through November 14, 2008.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (5.00% at June 30, 2008). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of June 30, 2008, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion.  The Company had outstanding $19,870,000 in stand-by letters of credit against the domestic facility with $130,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. In addition at June 30, 2008, the Company had a restricted cash balance of $16,337,000 related to certain bank required deposits for outstanding letters of credit issued in excess of amounts available under its loan facility, and other bank-related fees.

6.   FAIR VALUE MEASUREMENTS

SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS 157, we have categorized our financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets recorded on the Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).  The Company currently does not have any Level 1 financial assets or liabilities.

Level 2 - Financial assets whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  Level 2 inputs include the following:

•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

Level 3 - Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company currently does not have any Level 3 financial assets or liabilities.

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2008:

Level 2 – Financial Assets

(in thousands)	June 30, 2008
Certificates of deposit	$3,194
Commercial Paper	21,103
Corporate debentures/bonds	31,481
Short-term investments	$55,778

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ending March 31, 2005 through 2008.  There are no federal or state income tax examinations that are currently being performed. The Company believes that there are no uncertain tax positions as of June 30, 2008.

8.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three months ended June 30, 2008 and June 30, 2007 is as follows:

(in thousands)	Three months ended June 30, 2008	Three months ended June 30, 2007
Warranty accrual at beginning of period	$1,671	$1,997
Accruals for warranties issued during the period	509	733
Adjustment of preexisting accrual estimates	(202)	(623)
Warranty costs incurred during period	(267)	(159)
Warranty accrual at end of period	$1,711	$1,948

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Inc.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Inc. during the lease term which expires in February 2011. Total remaining lease payments at June 30, 2008 totaled $1,047,000.  No accrual for this contingent liability has been recorded at June 30, 2008 as payment of this liability is considered remote.

9.   LEASE COMMITMENTS

In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts.  As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space.  The Company was responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under EITF 97-10 “The Effect of Lessee Involvement in Asset Construction”.  In January 2007, the Company amended this lease agreement to expand its lease to include the remaining available space in the building.  A total of $7,182,000 was capitalized to record the facility on its books with an offsetting credit to the Lease Financing Liability.  In addition, amounts paid for construction were capitalized to fixed assets and the landlord construction allowances of $6,009,000 were recorded as additional Lease Financing Liability.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net revenues for the first quarter of fiscal 2009 decreased by $4,977,000 to $39,494,000 compared to the corresponding period a year ago.  This decrease is attributable primarily to a decrease of $5,965,000 in product sales, of which $4,789,000 relates to decreased shipments of Z Backscatter systems.   In addition, there was a decrease of $3,428,000 in CargoSearch system revenues due primarily to a comparative decrease in the volume of CargoSearch projects recognized on a percent complete basis from the prior year.  These decreases were offset by an increase of $1,116,000 in ParcelSearch revenues due to increased volume of shipments and an increase of $365,000 in contract research and development revenues as compared to the prior period attributable primarily to one large research and development contract.  Service revenues increased by $988,000 to $16,552,000 compared to the first quarter of fiscal 2008 due primarily to an increase in the volume of service contracts over the prior year.

Total cost of sales and contracts for the first quarter of fiscal 2009 decreased by $2,105,000 to $24,965,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $2,979,000 to $15,786,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 69% of revenues versus 65% of revenue, for the corresponding period last year.  The resultant decrease in gross margin percentage is due primarily to the mix of products sold in the period with a greater percentage of revenues derived from lower margin parcel and contract research and development projects.   The cost of service revenues for the first quarter ended June 30, 2009 increased by $874,000 to $9,179,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 55% of revenues versus 53% for the corresponding period last year.  This increase in costs is due primarily to increased costs to service systems under fixed price service contracts during the period.

Selling, general and administrative expenses for the first quarter of fiscal 2009 increased by $1,216,000 to $7,699,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 19% of revenues in the current period as compared to 15% for the corresponding period last year.  The increase in costs was primarily the result of an increase in salaries and benefits associated primarily with increased headcount ($247,000), increased incentive and stock compensation expense ($294,000), increased travel related costs ($149,000) related primarily to sales activities, increased insurance related costs ($143,000), increased marketing and trade-show related costs ($309,000) and increased consulting costs ($358,000).  These increases were offset somewhat by a $357,000 decrease in ERP system related costs as the Company entered its second year post implementation.

Company funded research and development expenses for the first quarter of fiscal 2009 increased by $806,000 to $3,563,000 as compared to the corresponding period last year.  Research and development expenses represented 9% of revenues in the current quarter compared to 6% for the corresponding period last year.  This increase in research and development activity is attributable an increase in the number of research and development projects being developed and an increase in the number of engineering resources available to focus on research and develop efforts.

Other income was $935,000 in income for the first quarter of fiscal 2009 as compared to $1,874,000 in income for the corresponding period a year ago.  This decrease in other income is attributable primarily to a decrease in interest income attributable to lower interest rates as compared to the prior period and a reduced cash balance available for short term investment.

The Company reported pre-tax income of $4,202,000 in the quarter ended June 30, 2008 as compared to pre-tax income of $10,035,000 in the corresponding period a year ago due to the factors described above.

The Company’s projected effective tax rate for the quarter ended June 30, 2008 decreased to 36% from 38% for the corresponding period a year ago.  This decrease is due to primarily to an increase in the percentage of international sales revenue as compared to the prior period.

The Company had net income of $2,689,000 during the first quarter of fiscal 2009 as compared to net income of $6,172,000 in the first quarter of fiscal 2008.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $19,256,000 to $33,162,000 at June 30, 2008 compared to $52,418,000 at March 31, 2008. This decrease is attributable primarily to an increase of $13,814,000 in restricted cash to collateralize certain outstanding letters of credit.  The Company also expended $10,768,000 to repurchase outstanding shares of its common stock as part of its Stock Repurchase Program.  In addition, the Company had $9,472,000 in net cash used for operating activities due mainly to increases in unbilled accounts receivable of $3,729,000, increases in inventory of $4,304,000 attributable to inventory builds to meet orders received and decreased deferred revenue of $3,861,000 due to revenue earned on prepaid service contracts.  These usages of cash were offset in part by net proceeds from maturities of short term investments of $16,997,000.

On November 16, 2006, the Company modified its Loan and Security Agreement with Silicon Valley Bank East which was scheduled to expire on November 29, 2006.  The Company increased this facility from $5.0 million to $20.0 million to support the Company’s routine working capital needs.  The Company’s $10.0 million export loan and security facility, guaranteed by the Export-Import Bank of the United States, expired as of November 29, 2006. The maximum amount available for borrowings under the domestic facility is (a) if the Company’s unrestricted cash is greater than or equal to $30.0 million, $20.0 million minus  the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances or (b) if the Company’s unrestricted cash is less than $30.0 million for a period of 30 consecutive days, the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable minus the amount of outstanding letters of credits adjusted for certain reserves and minus the principal balance of any advances.  The modification of the Loan and Security Agreement extended this credit facility through November 14, 2008.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (5.00% at June 30, 2008). The credit agreement is collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.  As of June 30, 2008, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion.   The Company had outstanding $19,870,000 in stand-by letters of credit against the domestic facility with $130,000 remaining availability.   The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. In addition at June 30, 2008, the Company had a restricted cash balance of $16,337,000 related to certain bank required deposits for outstanding letters of credit issued in excess of amounts available under its domestic facility, bid bonds, and other bank-related fees.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The cash accounts for the Company’s operations in Hong Kong, England, and Abu Dhabi are maintained in Hong Kong dollars, pounds sterling and dirham, respectively. Foreign currency accounts are marked to market at current rates that resulted in immaterial translation adjustments to stockholders’ equity. The gains and losses from foreign currency transactions are included in the statements of operations for the period and were also immaterial. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company’s results of operations or financial position.

As of June 30, 2008, the Company held short-term investments consisting of money market funds, certificates of deposit,

commercial paper and corporate debentures/bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments had an average interest rate of approximately 3.27% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

ITEM 4 – CONTROLS AND PROCEDURES

a)   Evaluation of disclosure controls and procedures

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

PART II — OTHER INFORMATION

ITEM 2 — PURCHASES OF EQUITY SECURITIES

On May 17, 2007, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  This Repurchase Program was completed during the quarter ended June 30, 2008.   On May 8, 2008 the Board of Directors approved another Stock Repurchase Program which authorizes the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  As of June 30, 2008, the maximum dollar value of shares that may yet be purchased under this program is $34,030,000.

The following table provides information about our purchases during the quarter ended June 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2008	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
April 1 – April 30	104,945	$51.14	104,945
May 1 – May 31	109,147	48.51	109,147
June 1 – June 30	2,134	49.93	2,134
Total	216,226	$49.80	216,226

ITEM 6 — EXHIBITS

See the exhibit index following the signature page to this quarterly report.

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Note 4 to the Unaudited Condensed Consolidated Financial Statements in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: August 11, 2008	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer

Safe Harbor Statement

The foregoing 10-Q contains statements concerning the Company’s financial performance and business operations, which may be considered “forward-looking” under applicable securities laws.

The Company wishes to caution readers of this Form 10-Q that actual results might differ materially from those projected in any forward-looking statements.

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: significant reductions or delays in procurements of the Company’s systems by the United States and other governments; disruption in the supply of any source component incorporated into the Company’s products; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of the Company’s products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management systems, to accommodate any future growth and any future delays in federal funding. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 under Item 1A “Risk Factors”.  Please also refer to our other filings with the Securities and Exchange Commission.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002