Form 10-Q
period 2008-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2008-11-10
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of October 31, 2008 was 8,788,363.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in thousands	September 30, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$53,046	$52,418
Restricted cash and investments	2,210	319
Short-term investments, at fair value	50,409	72,687
Accounts receivable, net of allowances of $315 and $230 at September 30, 2008 and March 31, 2008, respectively	38,839	27,583
Unbilled costs and fees	2,249	6,114
Inventories	41,853	40,107
Prepaid expenses and other current assets	9,094	4,815
Deferred income taxes	1,880	1,577
Total current assets	199,580	205,620
Building, equipment and leasehold improvements, net	20,736	22,201
Restricted cash and investments	16,401	2,204
Deferred income taxes	6,101	5,231
Other assets, net	809	278
Total assets	$243,627	$235,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,870	$12,660
Accrued salaries and benefits	4,604	2,935
Accrued warranty costs	2,216	1,671
Accrued income taxes	2,823	—
Deferred revenue	18,937	23,120
Customer deposits	16,835	6,547
Current portion of lease financing liability	1,142	1,134
Other current liabilities	5,469	8,097
Total current liabilities	62,896	56,164
Lease financing liability, net of current portion	8,967	9,540
Other long term liabilities	5,983	3,758
Total liabilities	77,846	69,462

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 8,821,881 and 8,945,633 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	5,880	5,963
Capital in excess of par value	85,125	91,544
Accumulated other comprehensive income	(216)	114
Retained earnings	74,992	68,451
Total stockholders’ equity	165,781	166,072
Total liabilities and stockholders’ equity	$243,627	$235,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
Dollars and shares in thousands, except per share amounts	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007

Net sales and contract revenues:
Net product sales and contract revenues	$38,362	$21,825	$61,304	$50,732
Net service revenues	17,931	15,802	34,483	31,366
Total net sales and contract revenues	56,293	37,627	95,787	82,098

Cost of sales and contracts:
Cost of product sales and contracts	22,082	14,875	37,868	33,640
Cost of service revenues	11,684	8,674	20,863	16,979
Total cost of sales and contracts	33,766	23,549	58,731	50,619
Gross profit	22,527	14,078	37,056	31,479

Expenses:
Selling, general and administrative expenses	7,394	5,851	15,093	12,334
Research and development costs	4,176	2,773	7,739	5,530
Total expenses	11,570	8,624	22,832	17,864

Operating income	10,957	5,454	14,224	13,615

Other income (expense):
Interest and investment income	685	1,742	1,636	3,758
Interest expense	(37)	(40)	(74)	(80)
Other, net	(104)	(103)	(83)	(216)
Change in warrant valuation	—	—	—	11
Total other income	544	1,599	1,479	3,473

Income before provision for income taxes	11,501	7,053	15,703	17,088
Provision for income taxes	4,140	2,538	5,653	6,401

Net income	$7,361	$4,515	$10,050	$10,687

Income per share—Basic	$0.85	$0.49	$1.16	$1.16

—Diluted	$0.83	$0.48	$1.13	$1.13

Weighted average shares—Basic	8,650	9,194	8,682	9,180
—Diluted	8,893	9,461	8,901	9,425
Cash dividends declared per common share	$0.20	$0.20	$0.40	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
Dollars in thousands	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$10,050	$10,687
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	2,142	2,023
Provisions for contracts, inventory and accounts receivable reserves	935	117
Amortization of bond discount	(336)	(1,110)
Deferred income taxes	(1,173)	(1,048)
Stock based compensation expense	2,238	2,668
Change in value of warrants	—	(11)
Changes in assets and liabilities:
Accounts receivable	(11,332)	2,461
Unbilled costs and fees	3,865	(7,226)
Inventories	(2,605)	(15,555)
Prepaid expenses and other assets	(4,810)	(839)
Accounts payable	(1,790)	857
Accrued income taxes	2,823	—
Customer deposits	10,288	(2,566)
Deferred revenue	(1,943)	1,458
Accrued expenses and other current liabilities	(56)	58
Sale of leased asset	116	—
Non-current liabilities	(15)	—
Net cash provided by (used for) operating activities	8,397	(8,026)

Cash flows from investing activities:
Purchases of short-term investments	(38,943)	(82,480)
Proceeds from maturities of short-term investments	61,250	73,025
Issuance of note receivable	—	(250)
Purchases of property and equipment	(793)	(1,885)
Net cash provided by (used for) investing activities	21,514	(11,590)

Cash flows from financing activities:
(Increase) decrease in restricted cash and investments	(16,088)	278
Proceeds from exercise of warrants	—	509
Proceeds from exercise of stock options	1,967	2,800
Repurchase of shares of common stock	(11,398)	(4,225)
Payment of dividends	(3,509)	(1,843)
Proceeds from financing of leasehold improvements	—	50
Repayment of lease financing	(565)	(774)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	331	1,268
Net cash used for financing activities	(29,262)	(1,937)
Foreign currency translation effect on cash	(21)	6
Net increase (decrease) in cash and cash equivalents	628	(21,547)
Cash and cash equivalents at beginning of period	52,418	69,650
Cash and cash equivalents at end of period	$53,046	$48,103

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

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended		Six months ended
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Net income	$7,361	$4,515	$10,050	$10,687
Foreign currency translation adjustments, net of tax	(22)	5	(21)	7
Unrealized gains and losses from marketable securities, net of tax	(173)	22	(309)	—
Comprehensive income	$7,166	$4,542	$9,720	$10,694

Stock Repurchase Program

On May 1, 2007, the Company’s Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.   This Stock Repurchase Program was completed in the first quarter of fiscal 2009.  On May 13, 2008, the Board of Directors approved an additional Stock Repurchase Program which authorized the Company to repurchase up to another $35 million of shares of its common stock from time to time on the open market.   During the six months ended September 30, 2008, a total of 228,127 shares were repurchased at an average price of $49.96 per share.  As of September 30, 2008, the maximum dollar value of shares that may yet be purchased under this program is $33,399,000.

Dividends

Dividends declared and paid on a per share basis were as follows:

	Three months ended		Six months ended
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Dividends declared	$0.20	$0.20	$0.40	$0.20
Dividends paid	$0.20	$0.20	$0.40	$0.20

On November 10, 2008, the Company’s Board of Directors declared a cash dividend of $0.20 per share. The dividend is payable on December 4, 2008 to all shareholders of record at the close of business on November 17, 2008. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments and accounts and unbilled receivables.  At times, the Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The Company’s credit risk is managed by investing its cash in high quality money market funds, commercial paper, investment grade corporate and agency bonds and certificates of deposit.

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

SFAS No. 162

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS 162 to have a material impact on the Company’s financial condition or results of operations.

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

Stock-based compensation costs recognized for the three month periods ended September 30, 2008 and September 30, 2007, included compensation costs for awards granted prior to, but not yet vested as of April 1, 2006 (adoption date), as well as any new grants issued after April 1, 2006. The Company recognized $1,273,000 and $1,410,000 of share-based compensation costs in the consolidated statements of income for the quarter ended September 30, 2008 and September 30, 2007, respectively. The Company recognized $2,238,000 and $2,668,000 of share-based compensation costs in the consolidated statements of income for the six months ended September 30, 2008 and September 30, 2007, respectively. The income tax benefit related to this compensation for the three months ended September 30, 2008 and September 30, 2007 was approximately $451,000 and $220,000, respectively. The income tax benefit related to this compensation for the six months ended September 30, 2008 and September 30, 2007 was approximately $788,000 and $445,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income:

	Three months ended		Six months ended
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Cost of revenues	$195	$446	$250	$873
Selling, general and administrative	1,078	964	1,988	1,795
Total share-based compensation expense before tax	$1,273	$1,410	$2,238	$2,668

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

There were 45,000 options granted in the three month period ended September 30, 2008.  The fair value of options at date of grant was estimated with the following assumptions for grants made during the period presented:

	Six months ended
	September 30, 2008	September 30, 2007
Assumptions:
Option life	5 years	3 years
Risk-free interest rate	2.9%	4.16%
Stock volatility	49%	51%
Dividend yield	1.18%	1.3%

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of September 30, 2008: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. During the quarter ended September 30, 2008, the shareholders voted to increase by 250,000 the number of shares authorized to be issued under the 2005 Equity and Incentive Plan. Including these shares, there are 3,730,000 shares authorized under these plans. As of September 30, 2008, 289,636 shares remain available for future issuance under these plans.  Vesting periods are at the discretion of the Board of Directors and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock Options

The following tables summarize stock option activity during the first six months of fiscal year 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at March 31, 2008	828,063	$41.70	6.80
Grants	57,407	64.43		$101,000
Exercises	(54,394)	36.17
Cancellations	(3,010)	55.77
Outstanding at September 30, 2008	828,066	$43.59	5.88
Exercisable at September 30, 2008	716,335	$40.75		$14,168,000

Information related to the stock options outstanding as of September 30, 2008 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$ 6.50 - $20.00	154,893	4.42	$11.98	154,893	$11.98
$20.01 - $30.00	89,463	5.88	27.47	89,463	27.47
$30.01 - $40.00	60,981	6.01	38.93	60,981	38.93
$40.01 - $50.00	114,533	6.42	45.63	114,533	45.63
$50.01 - $60.00	195,589	6.67	53.52	166,260	53.70
$60.01 - $74.72	212,607	5.89	64.49	130,205	64.12
$ 6.50 - $74.72	828,066	5.88	$43.59	716,335	$40.75

As of September 30, 2008, there was approximately $1,930,000 of unrecognized compensation costs related to options granted. The unrecognized compensation will be primarily recognized over the next two years.   Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

Nonvested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 30, 2008 there was $5,221,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average two year period.

The following table summarizes the status of the Company’s non-vested restricted stock awards during the first six months of fiscal 2008:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2008	110,301	$58.34
Granted	47,120	51.72
Vested	(5,282)	54.73
Forfeited	(7,618)	59.40
Outstanding at September 30, 2008	144,521	$56.26

3.              INVENTORIES

(Dollars in thousands)	September 30, 2008	March 31, 2008
Inventories consisted of:
Raw materials, completed sub-assemblies, and spare parts	$20,086	$18,113
Work-in-process	14,561	12,163
Finished goods	7,206	9,831
Total	$41,853	$40,107

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options, warrants, restricted stock and restricted stock units using the average share price of the Company’s common stock for the period. For the quarters ended September 30, 2008 and September 30, 2007, common stock equivalents of 269,000 and 152,000 respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the six months ended September 30, 2008 and September 30, 2007, common stock equivalents of 339,000 and 279,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months ended
(In thousands except per share amounts)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Income Per Share
Basic:
Net income	$7,361	$4,515	$10,050	$10,687
Weighted average number of common shares outstanding —basic	8,650	9,194	8,682	9,180
Net income per share —basic	$0.85	$0.49	$1.16	$1.16

Diluted:
Net income	$7,361	$4,515	$10,050	$10,687
Adjustment to net income for change in warrant valuation	—	—-	—	(11)
Adjusted net income	$7,361	$4,515	$10,050	$10,676
Weighted average number of common shares outstanding	8,650	9,194	8,682	9,180
Assumed exercise of stock options and warrants, using the treasury stock method	243	267	219	245
Weighted average number of common and potential common shares outstanding—diluted	8,893	9,461	8,901	9,425
Net income per share —diluted	$0.83	$0.48	$1.13	$1.13

5.   LINE OF CREDIT

On November 16, 2006, the Company modified its Loan and Security Agreement with Silicon Valley Bank East to extend the facility through November 2008 and increase the facility from $5.0 million to $20.0 million to support the Company’s routine working capital needs.  The maximum amount available for borrowings under the domestic facility is (a) if the Company’s unrestricted cash is greater than or equal to $30.0 million, $20.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances or (b) if the Company’s unrestricted cash is less than $30.0 million for a period of 30 consecutive days, the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable minus the amount of outstanding letters of credits adjusted for certain reserves and minus the principal balance of any advances.  The Company is currently working with its bank on a new credit facility to become effective at the expiration of its current agreement.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (5.00% at September 30, 2008). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of September 30, 2008, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion.  The Company had outstanding $19,053,000 in stand-by letters of credit against the domestic facility with $947,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. In addition at September 30, 2008, the Company had a restricted cash balance of $18,611,000 related to certain bank required deposits for outstanding letters of credit issued in excess of amounts available under its loan facility, and other bank-related fees.

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

Level 3 - Financial assets whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company currently does not have any Level 3 financial assets or liabilities.

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2008:

Level 2 – Financial Assets

(In thousands)	September 30, 2008
Government agency bond	$3,995
Certificates of deposit	3,200
Commercial paper	19,252
Corporate debentures/bonds	23,962
Short-term investments	$50,409

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely—than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective April 1, 2007, the Company adopted the provisions of FIN 48 and there has been no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48 and no interest or penalties related to uncertain tax positions was accrued.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ending March 31, 2005 through 2008.  The Company is under examination currently by the Internal Revenue Service for tax years 2006 and 2007. Management does not believe that the ultimate outcome of this examination will have a material impact on the Company’s financial position or results of operations.  The Company believes that there are no uncertain tax positions as of September 30, 2008.

8.              GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three and six months ended September 30, 2008 and September 30, 2007 is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Warranty accrual - beginning of period	$1,711	$1,948	$1,671	$1,997
Accruals for warranties issued during the period	1,155	667	1,664	1,400
Adjustment of preexisting accrual estimates	(455)	(1,123)	(657)	(1,747)
Warranty costs incurred during the period	(195)	(305)	(462)	(463)
Warranty accrual — end of period	$2,216	$1,187	$2,216	$1,187

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Inc.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Inc. during the lease term which expires in February 2011. Total remaining lease payments at September 30, 2008 totaled $955,000.  No accrual for this contingent liability has been recorded at September 30, 2008 as payment of this liability is considered remote.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net revenues for the second quarter of fiscal 2009 increased by $18,666,000 to $56,293,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $16,537,000 in product sales, of which $13,819,000 relates to increased shipments of Z Backscatter systems.   In addition, there was an increase of $3,103,000 in CargoSearch system revenues due primarily to a comparative increase in the volume of CargoSearch projects recognized on a percent complete basis from the prior year.  Service revenues increased by $2,129,000 to $17,931,000 compared to the second quarter of fiscal 2008 due primarily to an increase in the volume of international service contracts over the prior year.

Net revenues for the first six months of fiscal 2009 increased by $13,689,000 to $95,787,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $10,572,000 in product sales, of which $9,030,000 relates to increased shipments of Z Backscatter systems.   In addition, there was an increase of $1,651,000 in ParcelSearch system revenues due to a comparative increase in the volume of shipments period over period.  Service revenues increased by $3,117,000 to $34,483,000 compared to the first six months of fiscal 2008 due primarily to an increase in the volume of service contracts over the prior year.

Total cost of sales and contracts for the second quarter of fiscal 2009 increased by $10,217,000 to $33,766,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $7,207,000 to $22,082,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 58% of revenues versus 68% of revenue, for the corresponding period last year.  The resultant increase in gross margin percentage is due primarily to the mix of products sold in the period with a greater percentage of revenues derived from higher margin Z Backscatter system shipments and improved margins seen on the ParcelSearch related products due to cost reductions efforts expended in this past fiscal year.   The cost of service revenues for the second quarter ended September 30, 2008 increased by $3,010,000 to $11,684,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 65% of revenues versus 55% for the corresponding period last year.  This increase in costs is due primarily to increased costs for freight and travel to service systems under fixed price service contracts during the period as well as the Company entering into some relatively lower margin service contracts in some international markets.

Total cost of sales and contracts for the first six months of fiscal 2009 increased by $8,112,000 to $58,731,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $4,228,000 to $37,868,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 62% of revenues versus 66% of revenue, for the corresponding period last year.  The resultant increase in gross margin percentage is due primarily to the mix of products sold in the period with a greater percentage of revenues derived from higher margin Z Backscatter system shipments.  The cost of service revenues for the first six months of fiscal 2009 increased by $3,884,000 to $20,863,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 60% of revenues versus 54% for the corresponding period last year. This increase in costs is due primarily to increased costs for freight and travel to service systems under fixed price service contracts during the period as well as the Company entering into some relatively lower margin service contracts in some international markets.

Selling, general and administrative expenses for the second quarter of fiscal 2009 increased by $1,543,000 to $7,394,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 13% of revenues in the current period as compared to 16% for the corresponding period last year.  The increase in costs was primarily the result of an increase in salaries and benefits associated primarily with increased headcount ($312,000), increased incentive and stock compensation expense ($736,000), and increased legal costs related to ongoing litigation ($531,000).

Selling, general and administrative expenses for the first six months of fiscal 2009 increased by $2,759,000 to $15,093,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 16% of revenues in the current period as compared to 15% for the corresponding period last year.  The increase in costs was primarily the result of an increase in salaries and benefits associated with increased headcount ($559,000), increased incentive and stock compensation expense ($1,029,000), increased legal costs related to ongoing litigation ($631,000), increased marketing and trade-show related costs ($165,000), increased consulting costs ($310,000) and increased travel related expenditures ($137,000).  These increases were offset somewhat by a $388,000 decrease in ERP system related costs as the Company entered its second year post implementation.

Company funded research and development expenses for the second quarter of fiscal 2009 increased by $1,403,000 to $4,176,000 as compared to the corresponding period last year.  Research and development expenses remained consistent at 7% of revenues in both periods.  This increase in research and development spending was planned and is attributable an increase in the number of research and development projects being developed and an increase in the number of engineering resources available to focus on research and develop efforts.

Company funded research and development expenses for the first six months of fiscal 2009 increased by $2,209,000 to $7,739,000 as compared to the corresponding period last year.  Research and development expenses represented 8% of revenues in the current period compared to 7% for the corresponding period last year.  This increase in research and development spending  was planned and is attributable an increase in the number of research and development projects being developed and an increase in the number of engineering resources available to focus on research and develop efforts.

Other income was $544,000 in income for the second quarter of fiscal 2009 as compared to $1,599,000 in income for the corresponding period a year ago.  This decrease in other income is attributable primarily to a decrease in interest income attributable to significantly lower interest rates as compared to the prior period and a reduced cash balance available for short term investment.

Other income was $1,479,000 in income for the first six months of fiscal 2009 as compared to $3,473,000 in income for the corresponding period a year ago.  This decrease in other income is attributable primarily to a decrease in interest income attributable to significantly lower interest rates as compared to the prior period and a reduced cash balance available for short term investment.

The Company reported pre-tax income of $11,501,000 in the quarter ended September 30, 2008 as compared to pre-tax income of $7,053,000 in the corresponding period a year ago due to the factors described above. The Company reported pre-tax income of $15,703,000 in the six months ended September 30, 2008 as compared to pre-tax income of $17,088,000 in the corresponding period a year ago due to the factors described above.

The Company’s projected effective tax rate for the quarter ended September 30, 2008 remained constant at 36% as compared to the prior year.  The Company’s projected effective tax rate for the six months ended September 30, 2008 decreased to 36% from 37% for the corresponding period a year ago.  This decrease is due to primarily to an increase in the percentage of international sales revenue as compared to the prior period which reduced the Company’s state tax liability.

The Company had net income of $7,361,000 for the second quarter of fiscal 2009 as compared to net income of $4,515,000 for the second quarter of fiscal 2008.  The Company had net income of $10,050,000 for the first six months of fiscal 2009 as compared to net income of $10,687,000 for the first six months of fiscal 2008.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents increased by $628,000 to $53,046,000 at September 30, 2008 compared to $52,418,000 at March 31, 2008. This increase is attributable primarily to the net income earned for the period adjusted for non-cash depreciation and stock compensation expense, an increase in customer deposits of $10,288,000 in the period, and proceeds from maturities of short term investments of $22,307,000.  These cash inflows were offset by an increase in accounts receivable of $11,332,000 related to end of period shipments, an increase in restricted cash of $16,088,000 used to collateralize certain outstanding letters of credit, $11,398,000 used to repurchase outstanding shares of common stock as part of the Company’s Stock Repurchase Program, and dividend payments made of $3,509,000.  In addition, cash used for other operating activities included $2,605,000 in inventory increases attributable to inventory builds to meet orders received, and a $4,810,000 increase in prepaid expenses and other assets primarily related to deposits made with vendors to secure raw material availability and prepaid commissions and service on certain large international orders.

On November 16, 2006, the Company modified its Loan and Security Agreement with Silicon Valley Bank East to extend the facility through November 2008 and increase the facility from $5.0 million to $20.0 million to support the Company’s routine working capital needs.  The maximum amount available for borrowings under the domestic facility is (a) if the Company’s unrestricted cash is greater than or equal to $30.0 million, $20.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances or (b) if the Company’s unrestricted cash is less than $30.0 million for a period of 30 consecutive days, the lesser of (i) $20.0 million, or (ii) 85% of eligible domestic accounts receivable minus the amount of outstanding letters of credits adjusted for certain reserves and minus the principal balance of any advances.  The Company is currently working with its bank on a new credit facility to become effective at the expiration of its current agreement.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (5.00% at September 30, 2008). The credit agreement is collateralized by certain assets of the Company and contain certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and require the maintenance of certain financial covenants.  As of September 30, 2008, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion.  The Company had outstanding $19,053,000 in stand-by letters of credit against the domestic facility with $947,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. In addition at September 30, 2008, the Company had a restricted cash balance of $18,611,000 related to certain bank required deposits for outstanding letters of credit issued in excess of amounts available under its loan facility, and other bank-related fees.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2008, the Company held short-term investments consisting of money market funds, government agency bonds, certificates of deposit, commercial paper and corporate debentures/bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments had an average interest rate of approximately 2.535% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

ITEM 4 — CONTROLS AND PROCEDURES

a)   Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)   Changes in internal controls

There have been no changes in our internal controls over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

On October 3, 2007, the Company commenced litigation in the United States District Court for the Eastern District of Virginia against AutoClear, LLC, and its affiliates Control Screening, LLC, and Scan-Tech Security, LP, for infringement of the Company’s United States Patent Nos. 5,313,511 and 6,546,072 (subsequently added), seeking relief, including an injunction. The discovery period has concluded and the case is awaiting trial.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business.  At the present time, it is not possible to predict the outcome of these matters; however, the Company currently believes that resolving these matters will not have a material adverse impact on its financial condition, results of operations or cash flows.

ITEM 2 — PURCHASES OF EQUITY SECURITIES

On May 17, 2007, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  This Repurchase Program was completed during the quarter ended June 30, 2008.   On May 8, 2008 the Board of Directors approved another Stock Repurchase Program which authorizes the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  As of September 30, 2008, the maximum dollar value of shares that may yet be purchased under this program is $33,399,000.

The following table provides information about our purchases during the quarter ended September 30, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2008	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
July 1 – July 31	7,901	$49.89	7,901
August 1 – August 31	—	—	—
September 1 – September 30	4,000	58.95	4,000
Total	11,901	$52.94	11,901

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company held on September 11, 2008, the stockholders of the Company (1) elected Denis R. Brown, Roger P. Heinisch, Hamilton W. Helmer, Ernest J. Moniz, Mark Thompson, Carl W. Vogt and Anthony R. Fabiano as directors of the Company to hold office for a one-year term and no other nominations were made; (2) voted to increase by 250,000 shares, the number of shares authorized to be issued under the 2005 Equity and Incentive Plan and (3) ratified the appointment of Vitale, Caturano and Company, Ltd., independent registered public accountants, as our independent auditors for the fiscal year ending March 31, 2009. The votes were as follows:

		Votes For	Votes Against	Abstentions	Broker Non-votes

(1)	Election of Directors:
	Denis R. Brown	6,069,301	2,027,897	—	—
	Roger P. Heinisch	5,450,082	2,647,116	—	—
	Hamilton W. Helmer	6,095,976	2,001,222	—	—
	Ernest J. Moniz	6,090,196	2,007,002	—	—
	Mark Thompson	6,096,530	2,000,668	—	—
	Carl W. Vogt	5,447,597	2,649,601	—	—
	Anthony R. Fabiano	6,104,700	1,992,498	—	—
(2)	Increase in number of shares authorized to be issued under 2005 Equity and Incentive Plan	4,627,281	468,641	221,042	2,780,234
(3)	Ratification of Vitale, Caturano and Company, Ltd. as independent auditors	8,049,179	35,161	12,832	26

ITEM 5 — OTHER INFORMATION

Amendment to 2005 Equity and Incentive Plan

As noted under Item 4 above, at the annual meeting of Stockholders of the Company held on September 11, 2008, the stockholders of the Company voted to increase the maximum number of shares of the Company’s Common Stock available to be issued under the 2005 Equity and Incentive Plan from 750,000 to 1,000,000.  The Board of Directors previously approved the amendment on July 24, 2008, subject to stockholder approval.  The American Science and Engineering, Inc. Amended and Restated 2005 Equity and Incentive Plan is attached hereto as Exhibit 10.1 and incorporated herein by reference.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: November 10, 2008	/s/ Kenneth J. Galaznik
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

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	American Science and Engineering, Inc. Amended and Restated Equity and Incentive Plan

10.2	Form of Restricted Stock Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan

10.3	Form of Incentive Stock Option Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan

10.4	Form of Long-Term Incentive Plan Agreement - Cash Component

10.5	Form of Change in Control and Severance Benefit Agreement between the Company and Named Executives

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002