Form 10-Q
period 2008-12-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2009-02-09
CIK 5768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  ☐      No  ☒

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of January 31, 2009 was 9,106,963.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in thousands	December 31, 2008	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$83,395	$52,418
Restricted cash and investments	59	319
Short-term investments, at fair value	47,934	72,687
Accounts receivable, net of allowances of $399 and $230 at December 31, 2008 and March 31, 2008, respectively	44,176	27,583
Unbilled costs and fees	4,917	6,114
Inventories	45,042	40,107
Prepaid expenses and other current assets	7,889	4,815
Deferred income taxes	2,571	1,577
Total current assets	235,983	205,620
Building, equipment and leasehold improvements, net	20,161	22,201
Restricted cash and investments	—	2,204
Deferred income taxes	6,191	5,231
Other assets, net	965	278
Total assets	$263,300	$235,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,958	$12,660
Accrued salaries and benefits	8,222	2,935
Accrued warranty costs	2,216	1,671
Accrued income taxes	2,198	—
Deferred revenue	21,951	23,120
Customer deposits	16,249	6,547
Current portion of lease financing liability	1,146	1,134
Other current liabilities	6,976	8,097
Total current liabilities	72,916	56,164
Lease financing liability, net of current portion	8,679	9,540
Other long term liabilities	5,788	3,758
Total liabilities	87,383	69,462

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 8,845,497 and 8,945,633 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	5,896	5,963
Capital in excess of par value	86,716	91,544
Accumulated other comprehensive income	12	114
Retained earnings	83,293	68,451
Total stockholders’ equity	175,917	166,072
Total liabilities and stockholders’ equity	$263,300	$235,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Science and Engineering, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
Dollars and shares in thousands, except per share amounts	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Net sales and contract revenues:
Net product sales and contract revenues	$45,810	$26,729	$107,114	$77,461
Net service revenues	19,480	15,886	53,963	47,252
Total net sales and contract revenues	65,290	42,615	161,077	124,713

Cost of sales and contracts:
Cost of product sales and contracts	25,616	18,052	63,484	51,693
Cost of service revenues	10,914	9,379	31,777	26,357
Total cost of sales and contracts	36,530	27,431	95,261	78,050
Gross profit	28,760	15,184	65,816	46,663

Expenses:
Selling, general and administrative expenses	9,132	7,609	24,225	19,943
Research and development costs	4,815	3,148	12,554	8,678
Total expenses	13,947	10,757	36,779	28,621

Operating income	14,813	4,427	29,037	18,042

Other income (expense):
Interest and investment income	477	1,686	2,113	5,444
Interest expense	(36)	(39)	(110)	(119)
Other, net	(252)	(182)	(335)	(398)
Change in warrant valuation	—	—	—	11
Total other income	189	1,465	1,668	4,938

Income before provision for income taxes	15,002	5,892	30,705	22,980
Provision for income taxes	4,943	1,890	10,596	8,291

Net income	$10,059	$4,002	$20,109	$14,689

Income per share—Basic	$1.16	$0.44	$2.32	$1.60

—Diluted	$1.13	$0.43	$2.26	$1.56

Weighted average shares—Basic	8,670	9,136	8,679	9,163
—Diluted	8,940	9,357	8,917	9,397
Cash dividends declared per common share	$0.20	$0.20	$0.60	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
Dollars in thousands	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net income	$20,109	$14,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,194	3,071
Provisions for contracts, inventory and accounts receivable reserves	1,874	77
Amortization of bond discount	(401)	(1,798)
Deferred income taxes	(1,954)	(2,823)
Stock based compensation expense	3,126	4,141
Change in value of warrants	—	(11)
Changes in assets and liabilities:
Accounts receivable	(16,754)	(12,983)
Unbilled costs and fees	1,197	3,940
Inventories	(6,648)	(19,453)
Prepaid expenses and other assets	(3,761)	1,645
Accounts payable	1,298	3,139
Accrued income taxes	2,198	1,031
Customer deposits	9,702	(2,181)
Deferred revenue	881	21,052
Accrued expenses and other current liabilities	5,289	(749)
Sale of leased asset	116	—
Non-current liabilities	(20)	—
Net cash provided by operating activities	19,446	12,787

Cash flows from investing activities:
Purchases of short-term investments	(50,500)	(125,282)
Proceeds from maturities of short-term investments	75,650	100,725
Purchases of property and equipment	(1,270)	(2,271)
Net cash provided by (used for) investing activities	23,880	(26,828)

Cash flows from financing activities:
Decrease in restricted cash and investments	2,464	278
Proceeds from exercise of warrants	—	509
Proceeds from exercise of stock options	4,602	2,939
Repurchase of shares of common stock	(14,382)	(13,821)
Payment of dividends	(5,267)	(3,704)
Proceeds from financing of leasehold improvements	—	417
Repayment of lease financing	(849)	(1,054)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	1,181	1,221
Net cash used for financing activities	(12,251)	(13,215)
Foreign currency translation effect on cash	(98)	(16)
Net increase (decrease) in cash and cash equivalents	30,977	(27,272)
Cash and cash equivalents at beginning of period	52,418	69,650
Cash and cash equivalents at end of period	$83,395	$42,378

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

The Company’s Loan and Security Agreement with Silicon Valley Bank East requires certain cash balances to be restricted as collateral against outstanding standby letters of credit; these are separately presented as restricted cash. (See Note 5.)

The other significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2008.  The Company has made no changes to these policies during the current year.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended		Nine months ended
(In thousands)	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Net income	$10,059	$4,002	$20,109	$14,689
Foreign currency translation adjustments, net of tax	(74)	(20)	(95)	(12)
Unrealized gains and losses from marketable securities, net of tax	303	15	(6)	15
Comprehensive income	$10,288	$3,997	$20,008	$14,692

Stock Repurchase Program

On May 1, 2007, the Company’s Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million in shares of its common stock from time to time on the open market.   This Stock Repurchase Program was completed in the first quarter of fiscal 2009.  On May 13, 2008, the Board of Directors approved an additional Stock Repurchase Program which authorized the Company to repurchase up to another $35 million in shares of its common stock from time to time on the open market.   During the nine months ended December 31, 2008, a total of 281,027 shares were repurchased at an average price of $51.18 per share under the two programs.  As of December 31, 2008, the maximum dollar value of shares that may yet be purchased under the remaining program is $30,412,000.

Dividends

Dividends declared and paid on a per share basis were as follows:

	Three months ended		Nine months ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Dividends declared	$0.20	$0.20	$0.60	$0.40
Dividends paid	$0.20	$0.20	$0.60	$0.40

On February 9, 2009, the Company’s Board of Directors declared a cash dividend of $0.20 per share. The dividend is payable on March 5, 2009 to all shareholders of record at the close of business on February 16, 2009. Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Concentrations of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments and accounts and unbilled receivables.  At times, the Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The Company’s credit risk is managed by investing its cash in high quality money market funds, commercial paper, investment grade corporate and agency bonds, treasury bills and certificates of deposit.

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

SFAS No. 162

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not expect the adoption of FAS 162 to have a material impact on the Company’s financial condition or results of operations.

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

EITF Issue No. 03-6-1

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), effective for fiscal years beginning after December 15, 2008.  FSP EITF 03-6-1 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of EPS pursuant to the two-class method. We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our Consolidated Financial Statements which will become effective beginning with our first quarter of fiscal 2010.

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), which requires the measurement and recognition of all compensation costs for all stock based awards made to employees and members of the Board of Directors based upon fair value over the requisite service period for awards expected to vest.

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

Stock-based compensation costs recognized for the three month periods ended December 31, 2008 and December 31, 2007, included compensation costs for awards granted prior to, but not yet vested as of April 1, 2006 (adoption date), as well as any new grants issued after April 1, 2006. The Company recognized $888,000 and $1,473,000 of share-based compensation costs in the consolidated statements of income for the quarters ended December 31, 2008 and December 31, 2007, respectively. The Company recognized $3,126,000 and $4,141,000 of share-based compensation costs in the consolidated statements of income for the nine months ended December 31, 2008 and December 31, 2007, respectively. The income tax benefit related to this compensation for the three months ended December 31, 2008 and December 31, 2007 was approximately $273,000 and $222,000, respectively. The income tax benefit related to this compensation for the nine months ended December 31, 2008 and December 31, 2007 was approximately $1,061,000 and $667,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income:

	Three months ended		Nine months ended
(In thousands)	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Cost of revenues	$198	393	$448	$1,266
Selling, general and administrative	690	1,080	2,678	2,875
Total share-based compensation expense before tax	$888	$1,473	$3,126	$4,141

Upon adoption of SFAS 123(R), in accordance with Staff Accounting Bulletin No. 107, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) a risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate.  There were 6,784 options granted in the three month period ended December 31, 2008.  The fair value of options at date of grant was estimated with the following assumptions for grants made during the period presented:

	Nine months ended
	December 31, 2008	December 31, 2007
Assumptions:
Option life	5 years	3 years
Risk-free interest rate	3.0%	4.23%
Stock volatility	49%	51%
Dividend yield	1.25%	1.3%

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of December 31, 2008: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. During the quarter ended September 30, 2008, the shareholders voted to increase by 250,000 the number of shares authorized to be issued under the 2005 Equity and Incentive Plan. Including these shares, there are 3,730,000 shares authorized under these plans. As of December 31, 2008, 300,434 shares remain available for future issuance under these plans.  Vesting periods are at the discretion of the Board of Directors and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock Options

The following tables summarize stock option activity during the first nine months of fiscal year 2009:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at March 31, 2008	828,063	$41.70	6.80
Grants	64,191	64.13		$631,000
Exercises	(134,243)	34.28
Cancellations	(21,247)	56.58
Outstanding at December 31, 2008	736,764	$44.57	5.71
Exercisable at December 31, 2008	645,511	$42.00		$20,629,000

Information related to the stock options outstanding as of December 31, 2008 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$6.50 - $20.00	130,945	4.13	$12.25	130,945	$12.25
$20.01 - $30.00	74,184	5.59	28.16	74,184	28.16
$30.01 - $40.00	54,606	5.92	39.07	54,606	39.07
$40.01 - $50.00	98,533	6.67	45.47	98,533	45.47
$50.01 - $60.00	174,460	6.03	53.53	154,980	53.71
$60.01 - $74.72	204,036	5.99	64.67	132,263	64.14
$6.50 - $74.72	736,764	5.71	$44.57	645,511	$42.00

As of December 31, 2008, there was approximately $1,512,000 of unrecognized compensation costs related to options granted. The unrecognized compensation will be primarily recognized over the next two years.   Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock which vests upon the achievement of certain performance based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition,  members of the Board of Directors are granted restricted stock annually on January 10th. These restricted stock awards vest on a pro-rata basis on service time incurred in the upcoming calendar year.  The fair values of these restricted stock awards are equal to the market price per share of the Company’s common stock on the date of grant.

Nonvested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 31, 2008 there was $4,187,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average two year period.

The following table summarizes the status of the Company’s non-vested restricted stock awards during the first nine months of fiscal 2009:

	Non-vested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2008	110,301	$58.34
Granted	49,388	52.32
Vested	(7,919)	55.53
Forfeited	(16,679)	57.64
Outstanding at December 31, 2008	135,091	$56.39

3.              INVENTORIES

(Dollars in thousands)	December 31, 2008	March 31, 2008
Inventories consisted of:
Raw materials, completed sub-assemblies, and spare parts	$20,881	$18,113
Work-in-process	15,442	12,163
Finished goods	8,719	9,831
Total	$45,042	$40,107

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options, warrants, restricted stock and restricted stock units using the average share price of the Company’s common stock for the period. For the quarters ended December 31, 2008 and December 31, 2007, common stock equivalents of 100,000 and 351,000 respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the nine months ended December 31, 2008 and December 31, 2007, common stock equivalents of 266,000 and 285,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three months ended		Nine months ended
(In thousands except per share amounts)	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Income Per Share

Basic:
Net income	$10,059	$4,002	$20,109	$14,689
Weighted average number of common shares outstanding —basic	8,670	9,136	8,679	9,163
Net income per share —basic	$1.16	$0.44	$2.32	$1.60

Diluted:
Net income	$10,059	$4,002	$20,109	$14,689
Adjustment to net income for change in warrant valuation	—	—	—	(11)
Adjusted net income	$10,059	$4,002	$20,109	$14,678
Weighted average number of common shares outstanding	8,670	9,136	8,679	9,163
Assumed exercise of stock options and warrants, using the treasury stock	270	221	237	234
Weighted average number of common and potential common shares outstanding—diluted	8,940	9,357	8,917	9,397
Net income per share —diluted	$1.13	$0.43	$2.26	$1.56

5.   LINE OF CREDIT

On November 14, 2008, the Company modified its Loan and Security Agreement with Silicon Valley Bank East to extend the facility through November 13, 2009 and to increase the facility from $20.0 million to $40.0 million to support the Company’s routine letters of credit and working capital needs.  If the Company maintains a cash and investments balance of $60 million or greater, then the maximum amount available for borrowings under the facility is $40.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances.  If the Company’s cash and investment balance falls below $60 million for a period of 30 consecutive days, then the maximum amount available for borrowings under the facility is the lesser of (i) $40.0 million, or (ii) 80% of eligible domestic accounts receivable minus the amount of outstanding letters of credits adjusted for certain reserves and minus the principal balance of any advances.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.00% at December 31, 2008). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of December 31, 2008, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion.  The Company had outstanding $35,497,000 in standby letters of credit against the Loan and Security Agreement with

$4,503,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. In addition, at December 31, 2008, the Company had a restricted cash balance of $59,000 related to certain bank required deposits for outstanding letters of credit issued and other bank-related fees.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2008:

(In thousands)	December 31, 2008
Level 1 – Financial Assets
U.S. Treasury bills	$3,993
Level 2 – Financial Assets
Government agency bond	4,051
Certificates of deposit	3,200
Commercial paper	16,169
Corporate debentures/bonds	20,521
Total Level 2 Financial Assets – Short-term investments	43,941
Total Short-term investments	$47,934

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the fiscal years ending March 31, 2005 through 2008.  The Company is under examination currently by the Internal Revenue Service for tax years 2006 and 2007. Management does not believe that the ultimate outcome of this examination will have a material impact on the Company’s financial position or results of operations.  The Company believes that there are no uncertain tax positions as of December 31, 2008.

8.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three and nine months ended December 31, 2008 and December 31, 2007 is as follows:

	Three months ended		Nine months ended
(In thousands)	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Warranty accrual — beginning of period	$2,216	$1,187	$1,671	$1,997
Accruals for warranties issued during the period	538	839	2,202	2,239
Adjustment of preexisting accrual estimates	(140)	(273)	(797)	(2,020)
Warranty costs incurred during the period	(398)	(323)	(860)	(786)
Warranty accrual — end of period	$2,216	$1,430	$2,216	$1,430

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Inc.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Inc. during the lease term which expires in February 2011. Total remaining lease payments at December 31, 2008 totaled $862,000.  No accrual for this contingent liability has been recorded at December 31, 2008 as payment of this liability is considered remote.

9.   LEASE COMMITMENTS

In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts.  As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space.  The Company was responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under EITF 97-10 “The Effect of Lessee Involvement in Asset Construction”.  In January 2007, the Company amended this lease agreement to expand its lease to include the remaining available space in the building.  A total of $7,182,000 was capitalized to record the facility on its books with an offsetting credit to the lease financing liability.  In addition, amounts paid for construction were capitalized to fixed assets and the landlord construction allowances of $6,009,000 were recorded as additional lease liability.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        Net revenues for the third quarter ended December 31, 2008 increased by $22,675,000 to $65,290,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $19,081,000 in product sales, of which $10,179,000 relates to increased shipments of Z Backscatter systems.   In addition, there was an increase of $5,424,000 in CargoSearch system revenues due primarily to a comparative increase in the volume of CargoSearch projects recognized on a percent complete basis from the prior year.  In addition, aftermarket parts sales increased by $3,800,000 to $4,677,000 compared to the corresponding period a year ago.  Service revenues increased by $3,594,000 to $19,480,000 compared to the third quarter of fiscal 2008 due primarily to an increase in the volume of international service contracts over the prior year.

Net revenues for the nine months ended December 31, 2008 increased by $36,364,000 to $161,077,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $29,653,000 in product sales, of which $19,209,000 relates to increased shipments of Z Backscatter systems.   In addition, there was an increase of $5,098,000 in CargoSearch system revenues due to a comparative increase in the volume of shipments period over period. In addition, aftermarket parts sales increased by $4,484,000 to $8,216,000 compared to the corresponding period a year ago.  Service revenues increased by $6,711,000 to $53,963,000 compared to the first nine months of fiscal 2008 due primarily to an increase in the volume of service contracts over the prior year.

Total cost of sales and contracts for the third quarter ended December 31, 2008 increased by $9,099,000 to $36,530,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $7,564,000 to $25,616,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 56% of revenues versus 68% of revenues for the corresponding period last year.  The resultant increase in gross margin percentage is due primarily to the mix of products sold in the period with a greater percentage of revenues derived from higher margin Z Backscatter system shipments and improved margins seen on both the ParcelSearch and CargoSearch related products due to manufacturing efficiencies and cost reductions efforts expended in this past fiscal year.  The cost of service revenues for the third quarter ended December 31, 2008 increased by $1,535,000 to $10,914,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 56% of revenues versus 59% for the corresponding period last year.  The margin improvement seen over the prior year is due primarily to labor costs reducing as a percentage of revenues as the Company has been able to service a number of the new service contracts received with its existing field service engineer workforce.

Total cost of sales and contracts for the nine months ended December 31, 2008 increased by $17,211,000 to $95,261,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $11,791,000 to $63,484,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 59% of revenues versus 67% of revenues for the corresponding period last year.  The resultant increase in gross margin percentage is due primarily to the mix of products sold in the period with a greater percentage of revenues derived from higher margin Z Backscatter system shipments as well as improved margins on CargoSearch systems.  The cost of service revenues for the nine months ended December 31, 2008 increased by $5,420,000 to $31,777,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 59% of revenues versus 56% for the corresponding period last year. This increase in costs is due primarily to increased costs for freight and travel to service systems under fixed price service contracts during the period as well as the Company entering into some relatively lower margin service contracts in some international markets.

Selling, general and administrative expenses for the third quarter ended December 31, 2008 increased by $1,523,000 to $9,132,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 14% of revenues in the current period as compared to 18% for the corresponding period last year.  The increase in costs was primarily the result of an increase in incentive and stock compensation expense ($2,014,000) as the Company achieved certain performance based incentive compensation goals, an increase in compensation related costs due to the accrual of certain severance payments ($245,000), increased sales and marketing related consulting costs ($142,000), and increased legal costs related to ongoing litigation ($656,000).  These increases were offset by a decrease in other administrative expenses as the Company in the third quarter of fiscal 2008 wrote down an uncollectible note receivable in the amount of $1,720,000.

Selling, general and administrative expenses for the first nine months of fiscal 2009 increased by $4,282,000 to $24,225,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 15% of revenues in the current period as compared to 16% for the corresponding period last year.  The increase in costs was primarily the result of an increase in incentive and stock compensation expense ($3,044,000) as the Company achieved certain performance based incentive compensation goals, an increase in compensation related costs due to increased headcount ($528,000), increased sales and marketing related consulting costs ($414,000), increased marketing and trade show related costs ($574,000), and increased legal costs related to ongoing litigation ($1,288,000).  These increases were offset by a decrease in other administrative expenses as the Company in the third quarter of fiscal 2008 wrote down an uncollectible note receivable in the amount of $1,720,000.

Company funded research and development expenses for the third quarter of fiscal 2009 increased by $1,667,000 to $4,815,000 as compared to the corresponding period last year.  Research and development expenses remained consistent at 7% of revenues in both periods.  This overall increase in research and development spending was planned and is attributable to an increase in the number of research and development projects ongoing and an increase in the number of engineering resources available to focus on research and development efforts.

Company funded research and development expenses for the first nine months of fiscal 2009 increased by $3,876,000 to

$12,554,000 as compared to the corresponding period last year.  Research and development expenses represented 8% of revenues in the current period as compared to 7% for the corresponding period last year.  This increase in research and development spending was planned and is attributable to an increase in the number of research and development projects ongoing and an increase in the number of engineering resources available to focus on research and development efforts.

Other income was $189,000 in income for the third quarter of fiscal 2009 as compared to $1,465,000 in income for the corresponding period a year ago.  This decrease in other income is attributable primarily to the decrease in interest and investment income caused by significantly lower interest rates and investment returns as compared to the prior period.

Other income was $1,668,000 in income for the first nine months of fiscal 2009 as compared to $4,938,000 in income for the corresponding period a year ago.  This decrease in other income is attributable primarily to a decrease in interest and investment income caused by significantly lower interest rates and investment returns as compared to the prior period.

The Company reported pre-tax income of $15,002,000 in the quarter ended December 31, 2008 as compared to pre-tax income of $5,892,000 in the corresponding period a year ago due to the factors described above. The Company reported pre-tax income of $30,705,000 in the nine months ended December 31, 2008 as compared to pre-tax income of $22,980,000 in the corresponding period a year ago due to the factors described above.

The Company’s effective tax rate for the quarter ended December 31, 2008 was 33% as compared to 32% for the corresponding period last year.  The Company’s effective tax rate for the nine months ended December 31, 2008 decreased to 34.5% from 36% for the corresponding period a year ago.  This decrease is due primarily to an increase in the amount of stock option exercises in the period for which the Company receives a tax deduction, the reinstatement in the current quarter by the Internal Revenue Service of the research and development tax credit, and the continued shift in revenues from domestic to international which reduces the Company’s state income tax liabilities.

The Company had net income of $10,059,000 for the third quarter of fiscal 2009 as compared to net income of $4,002,000 for the third quarter of fiscal 2008.  The Company had net income of $20,109,000 for the first nine months of fiscal 2009 as compared to net income of $14,689,000 for the first nine months of fiscal 2008.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents increased by $30,977,000 to $83,395,000 at December 31, 2008 compared to $52,418,000 at March 31, 2008. This increase is attributable primarily to the net income earned for the period adjusted for non-cash depreciation and stock compensation expense, an increase in customer deposits of $9,702,000 in the period, an increase in accrued expenses of $5,289,000, proceeds received from stock option exercises of $4,602,000, a decrease in restricted cash of $2,464,000, and net proceeds from maturities of short term investments of $25,150,000.  These cash inflows were offset by an increase in accounts receivable of $16,754,000 related to end of period shipments, $14,382,000 used to repurchase outstanding shares of common stock as part of the Company’s Stock Repurchase Program, and dividend payments made of $5,267,000.  In addition, cash provided by other operating activities included $6,648,000 in inventory increases attributable to inventory builds to meet orders received, and a $3,761,000 increase in prepaid expenses and other assets primarily related to deposits made with vendors to secure raw material availability and prepaid commissions and service on certain large international orders.

On November 14, 2008, the Company modified its Loan and Security Agreement with Silicon Valley Bank East to extend the facility through November 13, 2009 and to increase the facility from $20.0 million to $40.0 million to support the Company’s routine letters of credit and working capital needs.  If the Company maintains a cash and investments balance of $60 million or greater, then the maximum amount available for borrowings under the facility is $40.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances.  If the Company’s cash and investment balance falls below $60 million for a period of 30 consecutive days, then the maximum amount available for borrowings under the facility is the lesser of (i) $40.0 million, or (ii) 80% of eligible domestic accounts receivable minus the amount of outstanding letters of credits adjusted for certain reserves and minus the principal balance of any advances.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.00% at December 31, 2008). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of December 31, 2008, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion.  The Company had outstanding $35,497,000 in standby letters of credit against the Loan and Security Agreement with $4,503,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. In addition at December 31, 2008, the Company had a restricted cash balance of $59,000 related to certain bank required deposits for outstanding letters of credit issued and other bank-related fees.

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

As of December 31, 2008, the Company held short-term investments consisting of money market funds, government agency bonds, U.S. treasury bills, certificates of deposit, commercial paper and corporate debentures/bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments had an average interest rate of approximately 1.56% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

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

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS

Safe Harbor Statement

This Quarterly Report on Form 10-Q contains statements concerning the Company’s financial performance and business operations, which may be considered “forward-looking” under applicable securities laws. The Company wishes to caution readers of this 10-Q that actual results might differ materially from those projected in any forward-looking statements.

Factors which might cause actual results to differ materially from those projected in the forward-looking statements contained herein include the following: significant reductions or delays in procurements of the Company’s systems by the United States and other governments; disruption in the supply of any source component incorporated into the Company’s products; litigation seeking to restrict the use of intellectual property used by the Company; potential product liability claims against the Company; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of the Company’s products to address such threats; and the potential insufficiency of Company resources, including human resources, capital, plant and equipment and management systems, to accommodate any future growth and any future delays in federal funding. These and certain other factors which might cause actual results to differ materially from those projected are more fully set forth below and under “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  Please also refer to our other filings with the Securities and Exchange Commission.

Other than as described in the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the SEC on June 13, 2008.

The Company’s results of operations are affected by the overall economy and governmental spending.

The Company’s results of operations may be materially adversely affected by the conditions in the global economy and the impact of those conditions on U.S. and foreign government spending. The current global financial crisis, which began last year, has deteriorated further and has caused extreme volatility and disruptions in the capital and credit markets, including a significant reduction in the availability of capital resources to many business enterprises. U.S. and foreign economies have experienced and continue to experience significant declines in employment, spending, household wealth and lending.  Businesses have faced and may continue to face weakened demand for their products and services, difficulty obtaining access to financing, increased funding costs, and barriers to expanding operations. U.S. and foreign government spending for programs involving products such as the Company’s may be reduced or delayed, now or in the future, due to reduced tax revenues and other spending imperatives, including financial institution support and economic stimulus programs.  Economic and market conditions may continue to worsen and could negatively impact the Company’s results of operations.

The Company’s business is dependent upon governmental policies and appropriations.

The Company’s largest customers are government agencies and demand for its products is dependent upon national priorities and governmental initiatives, including security and defense-related programs. These priorities and initiatives are subject to change from time to time in response to the economic and political environment, including changes in Presidential administrations and Congressional leadership.   The Company is also exposed to the U.S. budget approval and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. While the overall level of U.S. security and defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the U.S. Department of Defense’s military transformation initiatives, we can give no assurance that such spending will continue to grow, or not be reduced, under the current administration and Congressional leadership.  Significant changes in security and defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition.

Potential funding for security programs under the U.S. economic stimulus legislation may not offset overall decreases in security and defense funding.

The U.S. economic stimulus legislation introduced by both the U.S. House of Representatives and the U.S. Senate in January 2009 may provide for increases in federal funding for security related projects.  The version of the American Recovery and Reinvestment Act of 2009 passed by the House of Representatives on January 28, 2009 contained funding to the U.S. Department of Homeland Security, including funding to the Transportation Security Administration for the purchase and installation of explosive detection systems and emerging checkpoint technologies and funding to Customs and Border Protection for detection technology to be deployed at sea ports of entry.  If passed by Congress and approved by President Obama, this additional funding could favorably impact demand for the Company’s products in the U.S. and potentially offset, to some extent, the impact of potential decreases in U.S. funding for security and defense-related programs, including operations in Afghanistan and Iraq and the U.S. Department of Defense’s military transformation initiatives.  If this additional security-related funding is not approved, however, demand for the Company’s products could be materially and negatively impacted in the U.S., which could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, even if additional security-related funding is approved, there can be no assurance that its impact would be sufficient to offset potential reduced demand for the Company’s products resulting potential decreases in U.S. funding for security and defense-related programs.

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

ITEM 2 — PURCHASES OF EQUITY SECURITIES

On May 17, 2007, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  This Repurchase Program was completed during the quarter ended June 30, 2008.  On May 8, 2008 the Board of Directors approved another Stock Repurchase Program which authorizes the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  As of December 31, 2008, the maximum dollar value of shares that may yet be purchased under this program is $30,412,000.

The following table provides information about our purchases during the quarter ended December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2008	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
October 1 – October 31	50,900	$56.28	50,900
November 1 – November 30	2,000	59.92	2,000
December 1 – December 31	—	—	—
Total	52,900	$56.42	52,900

ITEM 6 — EXHIBITS

See the exhibit index following the signature page to this Quarterly Report on Form 10-Q.

The information required by Exhibit Item 11 (Statement re: Computation of Income per Common and Common Equivalent Share) may be found in Note 4 to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: February 9, 2009	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002