Form 10-K
period 2009-03-31
AMERICAN SCIENCE & ENGINEERING INC
filed 2009-06-15
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

The aggregate market value of voting stock held by non-affiliates of the registrant, computed using the closing sale price of common stock of $59.73 on September 30, 2008 was $510,434,000.

8,839,530 shares of registrant’s common stock were outstanding on May 29, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2009. Portions of such Proxy Statement are incorporated by reference in Part III.

AMERICAN SCIENCE AND ENGINEERING, INC.

FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2009

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

All references in this Annual Report to “AS&E”, the “Company”, “we”, “our” and “us” means American Science and Engineering, Inc. and its subsidiary.

PART I

ITEM 1. BUSINESS

American Science and Engineering, Inc., a Massachusetts corporation formed in 1958, develops, manufactures, markets, and sells X-ray inspection and other detection solutions for homeland security and other targeted markets.  AS&E® provides maintenance, warranty, research, engineering, and training services related to these solutions.

The Company manufactures sophisticated X-ray inspection products that can be used to inspect parcels, baggage, vehicles, pallets, cargo containers, and people.  The Company sells its products throughout the world to a variety of customers, including:

•                  Authorities responsible for port and border security;

•                  Military organizations;

•                  High threat commercial and government facilities;

•                  Aviation security agencies; and

•                  Legal enforcement agencies

AS&E’s products are used by these customers to help combat terrorism, trade fraud, drug trafficking, weapons smuggling, and illegal immigration.  Our products are also used for military force protection and general facility security.

Beginning with the terrorist attacks on September 11, 2001 and continuing with the proliferation of global terrorism, homeland security and force protection concerns have become of paramount importance around the world. The Company believes that homeland defense, force protection and military security initiatives will continue to provide new opportunities, with additional growth in the seaports and borders, federal and military facilities, and corporate security markets.

The Company’s objective is to distinguish itself from its competitors by offering innovative products which provide customers with superior threat detection and/or improved operating efficiencies. To achieve this objective, AS&E incorporates a variety of X-ray imaging and image processing technologies into its products.  A number of the Company’s products use our patented Z Backscatter™ technology.  Z Backscatter is a unique X-ray imaging technique that has distinct advantages for the detection of organic or low atomic number (Z) materials such as plastic explosives, composite weapons, and illegal drugs even when concealed by complex backgrounds.

Technology

The Company’s X-ray imaging products utilize several technologies including traditional transmission X-ray technology, our proprietary Z Backscatter technology, Shaped Energy® technology and Radioactive Threat Detection (RTD).

X-ray imaging devices contain these basic subsystems: X-ray sources, detectors and software.  The source generates an X-ray beam that is directed at the object to be scanned (baggage, container, or similar object).  When the source X-rays encounter the object, they are either absorbed by the object, pass directly through the object, or scatter off of the object.  Dense (high atomic number) materials tend to absorb X-rays.  Materials that are less dense (low atomic number) tend to scatter X-rays.  The detectors record the intensity of the transmitted or scattered X-rays.  Software is then used to interpret the signals from the detectors and to construct and display X-ray images.

Transmission X-ray Technology:  Transmission images are created from X-rays that pass through the object that is being examined.  Medical X-ray images are a type of transmission X-ray.  In transmission imaging, the detector measures the relative intensity of the X-rays that pass directly through the object.  The degree to which X-rays are transmitted through an object is dependent upon the size of the X-ray source and the composition and quantity of the material in the path of the X-ray beam.  Low energy sources are used to scan smaller objects such as parcels and baggage, and high energy sources are used for scanning large items such as trucks and cargo containers.  Transmission X-ray images are useful for seeing “through” the object of interest.  A transmission image, however, represents an aggregate of all objects in the path on the beam and can therefore be difficult to interpret.

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

Z Backscatter images complement transmission images and several of the Company’s products employ both technologies.  The combination of backscatter and transmission images gives the operator more information about the contents of the baggage or container by differentiating dense materials, such as metals, from low-Z materials such as explosives.  In addition, the two images enable an inspector to perform a quicker and more thorough examination of the object in question.

Other Technologies:   Two other technologies employed by AS&E are Shaped Energy and Radioactive Threat Detection (RTD).  Shaped Energy technology is a specialized form of high energy transmission X-ray which is used in AS&E’s OmniView™.  Radioactive Threat Detection (RTD) is a technology which is used to find radioactive materials in vehicles and is an option on selected AS&E detection systems.

Products and Systems

The Company’s products and services can be grouped into five different areas including CargoSearch Inspection Systems, Z Backscatter Systems, ParcelSearch and Personnel Screening Inspection Systems, Contract Research and Development, and Service and Support.

CargoSearch Inspection Systems: The CargoSearch family of systems includes non-intrusive inspection products which are primarily used for the screening of trucks, cars, cargo containers, pallets, and air cargo at locations including border crossings, seaports, military bases, railroad centers, airports, and cargo and transportation hubs. The CargoSearch systems are designed to combat trade fraud, drug trafficking, weapons smuggling, and terrorism. The CargoSearch family includes:

OmniView™ Gantry System:  a multi-view, relocatable high-energy cargo and vehicle inspection system.  This system combines 6 MeV high-energy transmission imaging and three Z Backscatter X-ray views for left, right and top-side imaging of cargo.  OmniView provides side and top-down views of the cargo in a relocatable configuration. OmniView utilizes AS&E’s patented Shaped Energy® technology to penetrate densely loaded cargo containers. Shaped Energy “shapes” the high energy spectrum to filter out non-essential radiation, making the system safe for operators and staff and eliminating the need for extensive exclusion zones.  High energy 6 MeV transmission X-rays can penetrate 14 inches (35 cm) of steel or 8.5 feet (260 cm) of oil, yet do not require heavy shielding, an exterior building, or standoff zones.   The Z Backscatter images are ideal for the detection of organic or “low Z” materials including explosives, drugs, alcohol, and tobacco that transmission X-rays alone can miss. The System’s multiple Z Backscatter views of the cargo improve detection while facilitating interpretation of the X-ray image.  The OmniView Gantry System’s scanning platform operates by moving on rails past stationary vehicles and cargo.  The system is bi-directional allowing for a throughput of approximately 25 trucks per hour.  OmniView Gantry is ideal for ports, borders, and high-threat facilities.

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

Z Gantry™: a multi-view Z Backscatter inspection system capable of scanning cars, vans, trucks, and their cargo for concealed threats and contraband in a gantry configuration. The relocatable Z Gantry screening system is configured with three Z Backscatter imaging modules, allowing a left, right, and top view of the vehicle under examination.  The rail-mounted Z Gantry system moves over the top of stationary vehicles and cargo while scanning for threats and illegal goods such as stowaways, explosives, drugs, and alcohol.

Z Backscatter Systems:  Z Backscatter Systems include imaging systems that use Z Backscatter imaging only.

Z Backscatter Van™ (ZBV): a mobile X-ray screening system built into a commercially available chassis.  It utilizes Z Backscatter X-ray technology to produce photo-like images of the contents of a vehicle or cargo container, highlighting organic materials such as plastic explosives or other anomalies. With one-sided, backscatter-only imaging, security officials can use ZBV for screening vehicles, sea containers, and other cargo for terrorist threats, trade fraud, and contraband, simply by driving past the objects.   The ZBV can be equipped with Radioactive Threat Detection (RTD) capability.  With RTD, the ZBV can produce Z Backscatter images for general screening while simultaneously scanning the object for the presence of radioactive material.  The ZBV is available on a variety of chassis in several versions, including a militarized trailer configuration (ZBV Mil Trailer) that is designed for use by the U.S. military.

ParcelSearch and Personnel Screening Inspection Systems: ParcelSearch systems are designed for the non-intrusive X-ray scanning of parcels, baggage, and mail. These systems are primarily located in government facilities, airports, commercial office buildings, high-security federal facilities and convention centers.

Personnel screening is a crucial part of any threat detection effort.  Today, threats can take the smallest of forms and are often easily hidden on a person.  With the advent of suicide bombings, personnel screening has taken on an even more important role.  Personnel screening is also important in the effort to intercept prohibited substances, such as drugs and alcohol.

Gemini™:  Gemini is a parcel and baggage inspection system which combines AS&E’s Z Backscatter technology with dual-energy transmission X-ray to provide enhanced detection for a wide range of threats.  Dual-energy transmission is best suited for the detection of threats such as guns and knives, and for identifying wires and other components of improvised explosive devices (IEDs). It also provides some organic and metallic discrimination in uncluttered environments.  Z Backscatter imaging provides enhanced detection of organic materials such as explosives and narcotics, which may be missed by transmission-only systems in cluttered baggage.  In addition, the complementary photo-like Z Backscatter image makes it easier for security officers to interpret images, thus reducing analysis time and minimizing operator fatigue. During fiscal 2009 the Company introduced two additional Gemini models to customers with a range of tunnel sizes to suit various applications.

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

Service and Support:   AS&E’s highly skilled Field Service Engineers (FSEs) provide support services worldwide. Each FSE has a technical degree in Electrical and/or Mechanical Engineering (or equivalent experience), and is trained in the operation and repair of electronics, hydraulics, pneumatics, mechanics, electrical systems, and computers. FSEs are available 7 days a week, 24 hours a day, and are located at AS&E sites in Asia, Europe, the Middle East, Africa and North America.  In addition, Technical Support is provided at the Company’s headquarters in Billerica, Massachusetts. AS&E provides comprehensive, cost-effective spare parts solutions customized for each system.  The Company maintains an inventory of field-replaceable components in various depots around the world in order to meet customer needs for spare parts.

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

Intellectual Property

The Company relies on a combination of patent, copyright, trademark, and trade secret laws, and contractual provisions to protect our intellectual property.  In general, the Company pursues a policy of obtaining patent protection both in the United States and in selected foreign countries for subject matter we consider patentable and important to our business strategy.  As of March 31, 2009, the Company has in excess of 40 unexpired patents issued by the United States Patent and Trademark Office and multiple pending applications directed to a variety of technologies.  The Company also has granted patents or pending applications pursuant to the following treaties and/or in the following countries: Patent Cooperation Treaty, European Patent Convention, Gulf Cooperation Counsel, Australia, Austria, Belgium, Canada, China, Denmark, Finland, France, Germany, Greece, Hong Kong, India, Israel, Ireland, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Norway, Portugal, Russian Federation, Singapore, Spain, Sweden, Switzerland, Thailand, Turkey, Ukraine, United Arab Emirates, United Kingdom.  A significant number of our patents have been issued in the last five years.

Generally, if pending on June 8, 1995, a patent issued in the United States is effective for the longer of 17 years from the date of issue or 20 years from the United States filing date of the earliest non-provisional application upon which the patent is based.  If filed after June 8, 1995, a patent is generally effective for a term of 20 years from the United States filing date of the earliest non-provisional application upon which the patent is based.  The duration of foreign patents varies in accordance with applicable local law. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products. Although the Company believes the ownership of such patents, copyrights, and trademarks is an important factor in its business and that its success depends in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

The Company also has various trademarks registered and pending registration with the United States Patent and Trademark Office, as well as marks registered and pending registration in various jurisdictions around the world.  Company patents and trademarks are carefully reviewed regularly, and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees.  The Company has ongoing research and development efforts and expects to seek additional intellectual property protection in the future.

In addition to patents and pending patent applications, the Company uses trade secrets and proprietary know-how in our products. Any of our know-how or trade secrets not protected by a patent could be disclosed to, or independently developed by, a competitor.

The Company believes that its patents, proprietary technology, trade secrets, know-how, and trademarks provide substantial protection for the Company’s competitive position and the Company intends to aggressively protect its intellectual property assets, by litigation or other means, as appropriate.  We have periodically monitored and continue to monitor the activities of our competitors and other third parties with respect to their use of intellectual property. In addition, we require our employees, consultants, outside collaborators, and certain distributors and suppliers to execute confidentiality and, where appropriate, non-competition agreements upon commencing employment or other relationships with us.  Nevertheless, there can be no assurances that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technology or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology.  Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries.  See “Item 3. Legal Proceedings” below.

Sales and Marketing

The Company’s products are marketed to corporate and governmental organizations through a sales force that contacts potential customers and responds to public tenders and other expressions of interest. This sales force includes Company personnel based in the United States and abroad, as well as independent representatives under contracts to sell in foreign countries.

Customers

The Company has a customer base consisting of government and commercial clients from both the United States and abroad. Domestically, the Company’s primary client base is comprised of agencies of the U.S. Government. Approximately 56%, 55%, and 70% of the Company’s total sales in fiscal 2009, 2008, and 2007, respectively, were derived from either (i) contracting directly with the U.S. Government, or (ii) contracting with contractors working directly with the U.S. Government. A significant number of the Company’s contracts with the U.S. Government provide the U.S. Government with the standard unilateral right to terminate these contracts for convenience. As discussed under Item 7 of this Annual Report, during fiscal 2009 two of the Company’s contracts with the U.S. Government were partially terminated for convenience by the U. S. Government.  These partial terminations did not result in any material losses to the Company.   The Company is heavily dependent upon sales to agencies of the U.S. Government and reductions or delays in procurement of the Company’s systems and services by these agencies may have a material adverse effect on the Company.

International sales, primarily to foreign governments, accounted for approximately 37%, 36%, and 27% of the Company’s total sales in fiscal 2009, 2008, and 2007 respectively, and continue to be a high priority for the Company as part of its long-term growth strategy. International sales entail longer sales cycles and project financing requirements; however the Company continues to focus on these sales as a means of broadening its customer base. The Company manages its overseas risk in a number of ways, including actively increasing the number of opportunities it is pursuing at any one time and obtaining downpayments and letters of credit to secure its international receivables. The majority of international contracts are bid in U.S.

dollars. For those contracts that are bid in other currencies, the Company considers the need to engage in hedging contracts to control foreign exchange risk. There were no hedging activities in fiscal 2009, 2008, or 2007.

In fiscal 2009, the Company had sales to two major customers, one agency of the U.S. Government and one international government, which accounted for 18% and 16% of total sales, respectively.  In fiscal 2008, the Company had sales to two major customers, both agencies of the U.S. Government, which accounted for 12% and 10% of total sales.  In fiscal 2007, the Company had sales to two major customers, both agencies of the U.S. Government, which accounted for 31% and 15% of total sales.

Competition

The Company has many competitors in the homeland security X-ray detection market, including several large and well-established manufacturers of security equipment with financial and other resources greater than those of the Company. Certain X-ray security system customers select such systems based largely on price. Other customers, including some agencies of the U.S. Government and certain users in countries with high levels of concern over security, tend to select systems based largely on detection capability.  Many of the Company’s systems offer premium performance and have in some cases been priced higher than competing systems. The Company believes that its patented and proprietary technology give it a strong competitive position in the sale of security systems to customers concerned with performance and detection. The Company also believes that its strategy of concentrating on products with unique features, including Z Backscatter and Shaped Energy, and/or competitive pricing will give it a strong position to increase its sales of X-ray inspection systems. However, a number of companies have developed products that compete with the Company’s X-ray inspection products. (See Item 1A.  Risk Factors)

ISO 9001 Certification

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

Component Availability

Critical material and subsystems are procured from both domestic suppliers and global supply partners.  These supply sources are in several cases, involving key components, single sources of supply and the material provided can have extended lead times.  In response to expanding customer demand in the global security screening market, the Company has taken steps to mitigate sourcing risks by working closely with its suppliers to ensure future material and subsystem availability to support its production plans. In some cases, the Company has chosen to stock reserve material to ensure future availability. Efforts have also included identifying and qualifying second source suppliers for critical material and a number of key subsystems in support of its product lines. The Company does not expect to experience sustained difficulties in securing required material and subsystems to support its future business operations.

Regulatory Compliance

AS&E must comply with applicable federal regulations under Title 21 CFR Subchapter J - Radiological Health.  To the Company’s knowledge, all AS&E cabinet X-ray products comply with all applicable U.S. Government radiation safety performance standards including 21 CFR 1020.40. To the Company’s knowledge, all personnel inspection systems of AS&E comply with the voluntary consensus radiation safety standards adopted by the American National Standards Institute ANSI N43.17-2002.

Research and Development

The Company spent approximately $18,070,000 of its own funds for research and development during fiscal 2009, compared to $12,306,000 and $7,184,000 in fiscal 2008 and 2007, respectively. The fiscal 2009 research and development efforts were focused on new product development, the development of new applications, and design modifications and enhancements to existing products.

In addition, the Company conducted government-sponsored research primarily focused on advances in X-ray systems, image analysis and integrated system development for niche security inspection problems. The Company recognized revenues of $12,524,000, $13,978,000, and $6,597,000 in fiscal 2009, 2008, and 2007, respectively for these efforts. Many of the Company’s government sponsored research and development contracts provide for a fixed fee or a reimbursement of allowable costs plus a fixed fee. The Company’s contracts in these areas are obtained by submitting research and development proposals to various organizations, sometimes in response to requests for such proposals.

Personnel

As of March 31, 2009 the Company had 375 employees as compared to 346 employees at March 31, 2008.   It is the Company’s policy to have employees sign a non-compete and non-disclosure agreement as a condition of employment. None of the Company’s employees are represented by labor unions.

Sales Backlog

The Company’s firm (signed contracts) sales backlog was $155,349,000, $99,606,000, and $105,634,000 at March 31, 2009, March 31, 2008, and March 31, 2007, respectively.

A significant number of the Company’s contracts with the U.S. Government contain clauses permitting the government to terminate the contract for convenience upon certain terms and conditions, including partial payment to the Company for work performed. This right was exercised in fiscal 2009 by two U.S. Government agencies who were parties to the contract.  Total contracts with U.S Government agencies and subcontractors in the backlog were $71,545,000, $42,640,000, and $58,833,000, at March 31, 2009, 2008 and 2007, respectively. It is estimated that approximately 82% of the 2009 backlog will be converted within the fiscal year ending March 31, 2010.

Financial Information about Foreign and Domestic Operations and Export Sales

Most export sales are transacted in U.S. dollars, and most are either secured by irrevocable letters of credit or paid in advance. The following table shows the breakdown of net sales and contract revenues to international and domestic customers based upon the customer’s country of domicile and the major regions of international activity. All assets are maintained within the United States with the exception of inventory depots, inventory in transit or awaiting installation and cash accounts maintained at foreign locations (approximately 5.3% of the Company’s assets).

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2009		2008		2007
Domestic	$138,240	63%	$107,021	64%	$111,335	73%
International	80,127	37%	59,712	36%	41,851	27%
Net Sales and Contract Revenues	$218,367	100%	$166,733	100%	$153,186	100%

Percent of International Revenue by Major Region:
Middle East & Africa		85%		70%		66%
Pacific Rim		7%		14%		20%
Europe		8%		14%		14%
All Other		—%		2%		—%

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

The Company’s reliance on a small number of customers for a large portion of its revenues could harm its business and prospects.  A number of contracts held by those customers may be terminated at the customer’s discretion.

The Company’s business is dependent on sales to a small number of customers, which include agencies of the United States government. During fiscal 2009, two customers accounted for 34% of the Company’s total revenues.   During fiscal 2008, two customers accounted for 22% of the Company’s total revenues and during fiscal 2007, two customers accounted for 46% of the Company’s total revenues. The Company can provide no assurance that its existing customers will increase or maintain their level of demand for the Company’s products.

A significant number of the Company’s government contracts may be terminated at the government’s discretion. During fiscal 2009, two of the Company’s contracts with the U.S. Government were partially terminated for convenience by the U.S. Government.  Although these partial terminations did not result in material losses to the Company, future contract terminations could negatively impact the Company’s results of operations.  The termination of the Company’s relationship with one or more of its significant customers or the reduction or delay of orders of its systems by these customers would substantially reduce the Company’s revenues, and its business and prospects may be harmed.

The Company’s results of operations are affected by the overall economy and governmental spending.

The Company’s results of operations may be materially adversely affected by the conditions in the global economy and the impact of those conditions on U.S. and foreign government spending. The global economic recession has caused extreme volatility and disruptions in the capital and credit markets, including a significant reduction in the availability of capital resources to many business enterprises. U.S. and foreign economies have experienced and continue to experience significant declines in employment, spending, household wealth and lending.  Businesses have faced and may continue to face weakened demand for their products and services, difficulty obtaining access to financing, increased funding costs, and barriers to expanding operations. U.S. and foreign government spending for programs involving products such as the Company’s may be reduced or delayed, now or in the future, due to reduced tax revenues and other spending imperatives, including financial institution support and economic stimulus programs.  Economic and market conditions may continue to worsen and could negatively impact the Company’s results of operations.

The Company’s business is dependent upon governmental policies and appropriations.

The Company’s largest customers are government agencies and demand for its products is dependent upon national priorities and governmental initiatives. These priorities and initiatives are subject to change from time to time in response to the economic and political environment.   The Company is also exposed to budget approval and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. While the overall level of U.S. defense spending has increased in recent years for numerous reasons, we can give no assurance that such spending will continue to grow, or not be reduced. Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition.

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

The Company’s revenues to international customers, including foreign governments, accounted for approximately 37%, 36% and 27% of its net revenues for the fiscal years ended March 31, 2009, March 31, 2008  and March 31, 2007, respectively, and a significant number of domestic customer orders require shipments to, and services provided in, overseas locations. In addition, the Company transacts business internationally with a number of its key suppliers. As a result of the Company’s worldwide business operations, it is subject to various risks, including:

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

The Company relies on a number of suppliers to provide material and subsystems for our products. The Company is reliant on a limited number of key international supply partners for core technology products, including subsystems with complex sub-tier supply chains.  In addition, certain material or subsystems used in our products may be available from a sole source or limited number of suppliers, increasing the risk of supply disruption. Although our products may be able to be redesigned to avoid using any sole source supplier, it would be expensive and time consuming to make such a change. If the Company changes any of its suppliers, a qualification process would need to be completed and the affected product may require redesign, creating potential delays in product shipments.

Some of our suppliers may allocate material due to market demand for the products they produce or market constraints such as the global availability of raw materials. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. Many of our competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making our sources of supply unreliable for these components. There is also the possibility that a key single source supplier may be acquired by or form a strategic alignment with a competitor, which could impact our ability to secure required materials.  If our supply of materials is disrupted, we cannot ensure that we would be able to find another supplier on a timely basis.

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

Fluctuations in the Company’s operating results and unanticipated contract terminations may cause its stock price to fluctuate.

Given the nature of the markets in which the Company participates, and given the right of key customers to terminate contracts at their discretion, it cannot reliably predict future revenue and profitability. A high proportion of the Company’s costs are fixed, due in part to its significant sales, research and development, and manufacturing costs. As a result of its fixed costs, even small declines in revenue could disproportionately affect the Company’s operating results and stock price at any time. Factors that may affect the Company’s quarterly operating results and the market price of its common stock include:

• demand for and market acceptance of its X-ray inspection systems;

• lengthy sales cycles and the effect of large orders;

• termination of contracts and contractual awards at the customer’s convenience;

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

The Company generates funds for its research and development activities from operations, private sources and the government. The Company may be unable to generate the funds necessary to support its research and development activities if it does not generate sufficient funds from operations, other potential private sources, or the government. The Company may not successfully compete with other companies and research institutions for government funding and funding from other private sources. Additionally, government-funding priorities are subject to frequent changes. For example, in fiscal 2009, 2008, and 2007, the Company recorded $12,524,000, $13,978,000 and $6,597,000, respectively, for government-sponsored research and development. There is no guarantee that the Company will receive funds for government-sponsored research in the future. If the Company is unable to fund its research and development activities through its operations or from outside sources, the Company may be unable to continue to innovate or bring its innovations to market on a timely or cost effective basis, or its innovations may be surpassed by other competitors or new technologies.

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

The market for the Company’s products has been characterized by rapid technological changes, frequent product introductions and evolving industry standards and customer requirements. The Company believes that these trends will continue into the foreseeable future. The Company’s success will depend, in part, upon its ability to enhance its existing products, successfully develop new products that meet changing customer and regulatory requirements and gain market acceptance. If the Company fails to do so, its products may be rendered obsolete or noncompetitive by new industry standards or changing technology, in which case its revenue and operating results would suffer. In developing any new product, the Company may be required to make a substantial investment before it can determine the commercial viability of the new product. If the Company fails to accurately foresee its customers’ needs and future activities, it may invest heavily in research and development of products that do not lead to significant revenue.

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

The Company relies primarily on a combination of trade secrets, patents, copyrights, trademarks and confidentiality procedures to protect its technology. Despite its precautions, the steps the Company has taken to protect its technology may be inadequate. Existing trade secret, patent, trademark and copyright laws offer only limited protection. The Company’s patents could be invalidated or circumvented.  In addition, others may develop substantially equivalent or superseding proprietary technology, or competitors may offer equivalent products in competition with the Company’s products, thereby substantially reducing the value of the Company’s proprietary rights. The laws of some foreign countries in which the Company’s products are or may be developed, manufactured or sold may not protect its products or intellectual property rights to the same extent as do the laws of the United States. This may make the possibility of piracy of the Company’s technology and products more likely. The Company cannot assure that the steps it has taken to protect its intellectual property will be adequate to prevent misappropriation of its technology. The Company’s inability to protect its intellectual property could have a negative impact on its operations and financial results.

The Company’s business may be materially and adversely affected by infringement claims initiated by the Company or its competitors.

Initiating or defending against the enforcement of the Company’s intellectual property rights may result in significant, protracted, and costly litigation. The Company has previously been and continues to be involved in various litigations involving its intellectual property and has been successful in protecting such interests to date. The Company expects intellectual property disputes to be an ordinary part of its business for the foreseeable future. The Company may initiate claims or litigation against third parties for infringement of its intellectual property rights, or to establish the validity of its property rights. There can be no assurance that the Company will prevail in any such action. Litigation by or against the Company could result in significant expense and divert the efforts of technical and management personnel, whether or not such litigation results in a favorable outcome for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes, or obtain licenses for the infringing technology. If a license were required, the Company cannot assure that it would be able to obtain one on commercially reasonable terms, if at all. The Company cannot assure that it will be successful in developing non-infringing technology or that the cost or time required to develop such technology will be reasonable.

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

Substantially all of the Company’s outstanding shares of common stock are freely tradable without restriction or further registration. Affiliates must sell all shares they own in compliance with the volume and other requirements of Rule 144.

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

Provisions in the Company’s articles of organization and the Company’s shareholder rights plan may have the effect of discouraging or preventing a change in control. These provisions could limit the price that acquirers might be willing to pay in the future for shares of the Company’s common stock. Specifically, the Company’s articles of organization authorize its Board of Directors to issue up to 100,000 shares of preferred stock in one or more series, to fix certain rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock, to fix the number of shares constituting any such series, and to fix the designation of any such series, without further vote or action by its shareholders. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of common stock and thereby reduce the value of the Company’s common stock. The Company has no present plans to issue shares of preferred stock. The Company has in place a shareholder rights plan, which was renewed in April of 2008, under which its stockholders are entitled to purchase shares of its preferred stock under certain circumstances. These circumstances include the purchase of 15% or more of the outstanding shares of common stock by a person or group, or the announcement of a tender or exchange offer to acquire 15% or more of the outstanding common stock. The shareholder rights plan may have the effect of impeding or preventing certain types of transactions involving a change in control of the Company that could be beneficial to the stockholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases an 186,000 square foot facility located in Billerica, Massachusetts which is owned by an unaffiliated real estate limited partnership and serves as the Company’s executive offices, research, manufacturing and warehouse facilities.  The lease expires on February 29, 2016. The Company believes that its facilities are adequate and provide sufficient production capacity for its present intended purposes. The Company’s facilities are currently utilized primarily on a one-shift basis. The Company is able to add additional capacity by adding second and third shifts if necessary.

The Company’s former High Energy Systems division had leased 24,733 square feet of manufacturing, research and development, and office space in Mountain View, California. The lease commenced on February 1, 2004 and had an initial term of seven years with an option to extend for an additional five-year period. In January 2005, as part of the asset sale agreement with Accuray, Incorporated, the Company assigned its rights and obligations under this lease to Accuray. The Company is secondarily liable for the lease payments in the event of default by Accuray during the lease term, which expires in February 2011.

ITEM 3.  LEGAL PROCEEDINGS

On October 3, 2007, the Company commenced litigation in the United States District Court for the Eastern District of Virginia against AutoClear, LLC, and its affiliates Control Screening, LLC, and Scan-Tech Security, LP, for infringement of the Company’s United States Patent No. 5,313,511, seeking relief, including an injunction.  The Company subsequently added United States Patent No. 6,546,072 to the complaint. However, this patent was later withdrawn from the litigation.  This case was settled in June of 2009 with the court holding that the defendants had infringed on the Company’s United States Patent No. 5,313,511.  Under the terms of the settlement agreement, the Company has granted the defendants a limited license under the patent commencing later this year.  Other terms of the settlement agreement are confidential.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business.  At the present time, it is not possible to predict the outcome of these matters; however, the Company currently believes that the resolution of these matters will not have a material adverse impact on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol ASEI. The market price range for the common stock for the last two fiscal years as reported on the NASDAQ Global Market is as follows:

Fiscal Year	Quarter Ended	High	Low
2009	March 31, 2009	$83.22	$49.29
	December 31, 2008	$77.05	$50.26
	September 30, 2008	$73.99	$49.09
	June 30, 2008	$56.79	$42.10

2008	March 31, 2008	$57.99	$47.16
	December 31, 2007	$67.14	$46.00
	September 30, 2007	$73.40	$54.55
	June 30, 2007	$57.71	$46.67

Holders

As of May 29, 2009, there were approximately 626 holders of record of the Company’s common stock.

Common Stock Dividends

In May of 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.   Common stock cash dividends declared during the fiscal years ended March 31, 2009 and March 31, 2008 were as follows:

Date Declared	Dividend per common share
May 13, 2008	$0.20
August 8, 2008	0.20
November 10, 2008	0.20
February 9, 2009	0.20
Fiscal year ended March 31, 2009	$0.80

August 6, 2007	$0.20
November 5, 2007	0.20
February 11, 2008	0.20
Fiscal year ended March 31, 2008	$0.60

On May 13, 2009, the Company declared another quarterly dividend of $0.20 for holders of record on May 26, 2009 to be paid June 4, 2009.  The Company has received consent from its bank for these dividends as its credit facility restricts the payment of dividends (except in shares of the Company’s stock).  Future dividend payments will depend on our earnings, capital requirements, financial condition and capital needs and other factors considered relevant by our Board.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans and the common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of March 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights as of March 31, 2009 (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2009 (excluding securities reflected in column (a))
1995 Combination Plan	11,566	$15.76	—
1999 Combination Plan	43,101	19.58	—
2000 Combination Plan	64,227	31.26	—
2002 Combination Plan	97,486	27.58	1,300
2003 Stock Plan for Non-Employee Directors	95,610	45.40	—
2005 Equity and Incentive Plan	338,946	57.43	293,327
Equity compensation plans not approved by security holders:
1997 Non-Qualified Option Plan	29,811	26.11	—
1998 Non-Qualified Option Plan	28,507	43.15	—
Total	709,254	$44.47	294,627

Purchases of Equity Securities

On May 17, 2007, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  This Stock Repurchase Program was completed in the first quarter of fiscal 2009.  On May 13, 2008, the Board of Directors approved an additional Stock Repurchase Program which authorized the Company to repurchase up to another $35 million in shares of its common stock from time to time on the open market. As of March 31, 2009, the remaining balance available under the program to purchase shares was $26,732,000.  On May 7, 2009 the Board of Directors approved the continuation of the Stock Repurchase Program through fiscal 2010.

The following table provides information about our purchases during the quarter ended March 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2009	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January 1 – January 31	—	—	—
February 1 – February 28	—	—	—
March 1 – March 31	68,300	$53.84	68,300
Total	68,300	$53.84	68,300

Stock Performance Graph

The following chart graphs the performance of the cumulative total return to shareholders (stock price appreciation plus dividends, if applicable) during the previous five years in comparison to the returns of the Standard & Poor’s 500 Composite Stock Price Index, the S&P SmallCap 600 Index and the Standard & Poor’s 500 Information Technology Composite Stock Price Index.

Comparison of Cumulative Five Year Total Return

Note:

Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year (and reinvestment of dividends) in the Company’s common stock, Standard & Poor’s 500 Composite Stock Price Index, the S&P SmallCap 600 Index and the Standard & Poor’s 500 Information Technology Composite Stock Price Index.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

(Dollars in thousands,	Fiscal Year
except per share amounts)	2009	2008	2007	2006	2005
Net sales and contract revenues	$218,367	$166,733	$153,186	$163,604	$88,314
Net income	28,353	17,478	24,610	29,786	11,185	(1)

Income per share—diluted	3.18	1.87	2.38	3.27	1.31
Total assets	268,287	235,534	221,725	173,389	98,287
Long-term obligations	13,125	13,298	14,610	14,298	6,727
Stockholders’ equity	182,066	166,072	167,698	130,198	61,570
Dividends per common share	$0.80	$0.60	$—	$—	$—

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

2009 Compared to 2008

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

Net sales and contract revenues for fiscal 2009 increased by 31% to $218,367,000 compared to fiscal 2008 revenues of $166,733,000. The Company reported net income before taxes of $43,700,000 in fiscal 2009 compared to a net income before taxes of $27,485,000 in the previous fiscal year. Net income for fiscal 2009 was $28,353,000 ($3.18 per share, on a diluted basis) as compared to a net income of $17,478,000 ($1.87 per share, on a diluted basis) in fiscal 2008. Backlog at March 31, 2009 was $155,349,000, a 56% increase from the year-end backlog of $99,606,000 reported at March 31, 2008.

Results of Operations    Total net sales and contract revenues of $218,367,000 in fiscal 2009 increased by $51,634,000 or 31% from the previous year. Revenues related to product sales and contracts increased by $39,766,000 or 39% due to the following factors.  Z Backscatter system revenues increased by $24,037,000 attributable to an increase in number of units sold to new international customers and to the U.S. Government and Department of Defense.  CargoSearch system revenues increased by $13,432,000 due to primarily to one large multi-unit order received during the year and an increased volume of sales of new products introduced in the prior year.  Aftermarket parts sales increased by $5,066,000 on higher order volume. Contract research and development revenues remained relatively constant year over year.  These revenue increases were offset by a decrease in ParcelSearch System sales of $3,029,000 from the prior year as one large multi-unit order of parcel systems in the prior year was not repeated in the current year. Service revenues increased in fiscal 2009 by $11,868,000 or 19% to $75,436,000 due primarily to large service contracts sold during fiscal 2009 for products sold internationally in fiscal 2009 not covered by a labor warranty and for products sold in fiscal 2008 whose warranties expired during fiscal 2009.

In fiscal 2009, 63% of the Company’s revenues were from domestic (based upon customer’s country of domicile) customers as compared to 64% in fiscal 2008. In fiscal 2009, the Company had sales to two customers which accounted for 34% of total sales.  In fiscal 2008, the Company had sales to two customers which accounted for 22% of total sales.

Cost of sales and contracts of $125,402,000 in fiscal 2009 increased by $18,419,000 or 17% from the previous year. Cost of product sales and contracts of $83,074,000 increased by $12,661,000 or 18% as compared to the prior year. Cost of product sales and contracts totaled 58% of revenues in fiscal 2009 as compared to 68% of revenues in fiscal 2008. This decrease in costs as a percentage of revenue is due primarily to an increase in shipments of higher margin Z Backscatter systems over the prior year and improved margins on CargoSearch system projects with higher per unit revenues and decreased per unit costs as the Company overcame the learning curve and streamlined the production of the new products introduced in the past two years.   The cost of service revenues increased $5,758,000 or 16% from the prior year. Cost of service revenues totaled 56% of revenues in fiscal 2009 as compared to 58% of revenues in fiscal 2008.  This decrease in costs as a percentage of revenue is due primarily to improved performance of units under contract resulting in reduced replacement material costs from the prior year.

Selling, general and administrative expenses in fiscal 2009 increased by $6,650,000 to $32,871,000 as compared to fiscal 2008 and represented 15% of revenues in fiscal 2009 as compared to 16% of revenues in fiscal 2008. This increase in spending can be attributed to increased incentive compensation costs ($4,611,000) as the Company achieved certain incentive compensation goals in the current year, increased payroll and payroll related costs ($1,180,000) due to increased headcount and the accrual of certain severance payments, increased marketing related costs ($540,000) as the Company increased trade shows and demos to introduce new product offerings, and increased legal fees ($1,499,000) related primarily to on-going patent litigation.  In addition, in fiscal 2008 there was a write-down of a note receivable of $1,608,000 that was deemed uncollectible.

Company-funded research and development spending increased by $5,764,000 to $18,070,000 in fiscal 2009, a 47% increase as compared to the $12,306,000 spent in fiscal 2008.  Research and development spending represented 8% of revenues in fiscal 2009 as compared to 7% of revenues in fiscal 2008. Fiscal 2009 costs increased as the Company hired during the year additional engineering resources to focus on the Company strategic development efforts.  The fiscal 2009 research and development efforts were focused on new product development, the development of new applications, and design modifications and enhancements to existing products.

Other income (expense) was $1,676,000 in income in fiscal 2009 as compared to $6,262,000 in income in fiscal 2008. Interest and investment income decreased by $4,454,000 due to reduced yields on all investments and a need to move to more conservative, shorter term, lower yield investments as a result of the current economic recession.

The Company reported pre-tax income of $43,700,000 in fiscal 2009 as compared to a pre-tax income of $27,485,000 in the previous fiscal year primarily due to the items noted above. The Company recorded income tax expense of $15,347,000 in fiscal 2009 as compared to $10,007,000 in the prior fiscal year.  The Company’s effective tax rate was 35% in fiscal 2009 as compared to 36% in fiscal 2008.  This decrease in rate can be attributed to the increase in manufacturing and research and development credits available in the current year due in part to the reinstatement of certain research and development tax credits during this fiscal year by the federal government and to a decrease in non-deductible stock compensation expense,.

The Company reported net income of $28,353,000 in fiscal 2009 as compared to net income of $17,478,000 in fiscal 2008.

2008 Compared to 2007

Results of Operations    Total net sales and contract revenues of $166,733,000 in fiscal 2008 increased by $13,547,000 or 9% from the previous year. Revenues related to product sales and contracts increased by $2,025,000 or 2% due to the following factors. CargoSearch system revenues increased by $16,346,000 due to higher order volume on products introduced in the past two years.  ParcelSearch and Personnel Screening system revenues increased by $7,446,000 due primarily to one large multi-unit order received during the year.  Contract research and development revenues also increased $5,805,000 from the prior year attributable primarily to one large contract which comprised 82% of overall contract research and development revenues.  These revenue increases were offset by a decrease in Z Backscatter System sales of $27,353,000 from the prior year attributable to a decrease in the number of units sold.  In each of the previous two years, Z Backscatter Systems contributed over 65% of overall product revenues.  The current year showed a shift in the product mix with a greater percentage of revenues being received from the Company’s other product offerings.  Service revenues increased in fiscal 2008 by $11,522,000 or 22% to $63,568,000 due primarily to certain new large service contracts received during fiscal 2008 for products sold in fiscal 2007 whose warranties expired during fiscal 2008.

In fiscal 2008, 64% of the Company’s revenues were from domestic (based upon customer’s country of domicile) customers as compared to 73% in fiscal 2007. In fiscal 2008, the Company had sales to two customers which accounted for 22% of total sales. In fiscal 2007, the Company had sales to two major customers which accounted for 46% of total sales.

Cost of sales and contracts of $106,983,000 in fiscal 2008 increased by $20,336,000 or 23% from the previous year. Cost of product sales and contracts of $70,413,000 increased by $10,380,000 or 17% as compared to the prior year. Cost of product sales and contracts totaled 68% of revenues in fiscal 2008 as compared to 59% of revenues in fiscal 2007. This increase in costs as a percentage of revenue is due primarily to a decrease in the volume of shipments of higher margin Z Backscatter systems, and an increase in revenue attributable to lower margin contract research and development and CargoSearch projects.  The cost of service revenues increased $9,956,000 or 37% from the prior year. Cost of service revenues totaled 58% of revenues in fiscal 2008 as compared to 51% of revenues in fiscal 2007.  This increase in costs as a percentage of revenue is due primarily to increased material required to support outstanding service contracts and increased overhead costs to support the increased international install base.

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

Company-funded research and development spending increased by $5,122,000 to $12,306,000 in fiscal 2008, a 71% increase as compared to the $7,184,000 spent in fiscal 2007.  Research and development spending represented 7% of revenues in fiscal 2008 as compared to 5% of revenues in fiscal 2007. Fiscal 2008 costs increased as the Company hired during fiscal 2008 additional engineering resources to focus on the Company strategic development efforts.  The Company’s fiscal 2008 research and development activities focused on design modifications to its existing products and the development of product alternatives to continue to bring innovative products to its customers.

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

Liquidity and Capital Resources

Cash and cash equivalents at year-end increased by $53,001,000 to $105,419,000 at March 31, 2009 as compared to $52,418,000 at March 31, 2008.   In addition, the Company had $36,384,000 and $72,687,000 of short-term investments at March 31, 2009 and March 31, 2008, respectively.

Cash flow provided by operations of $35,385,000 resulted from the following:

• Reported net income of $28,353,000 adjusted for the following non-cash items:

• Depreciation and amortization of $4,294,000.

• Stock compensation expense of $4,940,000.

• The amortization of bond discounts of $384,000 which was $1,894,000 less than the prior year due to the Company shifting investments to shorter term, lower yield instruments in response to the global economic recession experienced in the current year.

• The provision for contracts, inventory and accounts receivable reserves of $2,790,000 which increased from the prior year due primarily to an increase in reserves for excess inventory as the Company reassessed its parts requirements for field service replacements and reserved parts not expected to be utilized in the field in the next twelve months.

• An increase in deferred revenue of $5,873,000 due to certain large service contracts which were billed at the outset of the contract period.  86% of the deferred revenue balance at March 31, 2009 is expected to be earned in fiscal 2010.

• An increase in customer deposits of $8,271,000 due to the receipt of milestone payments on certain cargo contracts during the year.

• An increase in accrued expenses and other liabilities of $6,483,000 due primarily to incentive compensation accruals as the Company achieved its earnings based performance goals for the year.

These cash contributors were offset by the following:

• An increase in inventories of $10,409,000 during the year.  This increase is due to $4,600,000 in inventory for three orders shipped but not yet accepted as of March 31, 2009, the building of certain systems in advance of orders in order to meet anticipated order delivery deadlines, the introduction in the current year of the ZPortal systems which are higher cost systems recognized upon installation and/or acceptance as appropriate, and the stocking of international inventory depots to support service contract requirements.

• An increase in accounts receivable of $9,622,000 from the prior year due primarily to the increase in fourth quarter revenues and the timing of certain large milestone invoices in the fourth quarter of the current year.

Net cash of $34,269,000 was provided by investing activities in fiscal 2009. Fiscal 2009 capital expenditures totaled $2,350,000 versus $3,270,000 for fiscal 2008. Investments in fixed assets were comprised primarily of information technology expenditures, leasehold improvements related to the Company’s facilities expansion, and equipment used in production. The Company invested $65,347,000 in short-term investments during the year, and had maturities of $101,966,000 on short-term investments.  Due to the current global economic recession, the Company has opted to invest its available funds very conservatively and has invested a majority of these funds in money market funds and other cash equivalents at March 31, 2009.

At March 31, 2009, short-term investments and cash equivalents were invested primarily in commercial paper, money market funds, treasury bills, government agency bonds, corporate debentures and certificates of deposit.  The Company does not invest in auction rate securities.  Although management believes our investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments is subject to interest rate fluctuations. The maturities within our investment portfolio generally range from 30 to 365 days.

Net cash used for financing activities was $16,560,000 in fiscal 2009. Cash was used primarily for the payment of $18,060,000 to repurchase 349,327 shares as part of the Company’s Stock Repurchase Program.  In addition, the Company issued quarterly dividend payments totaling $7,041,000 during the year.  Cash provided by financing activities consisted primarily of the receipt of $5,903,000 in proceeds from the exercise of employee stock options.  In addition, with the increase in the Company’s banking facility signed in November of 2008, the Company was able to release certain restrictions on its cash previously restricted to collateralize outstanding letters of credit.

On November 14, 2008, the Company modified its Loan and Security Agreement with Silicon Valley Bank to extend the facility through November 13, 2009 and to increase the facility from $20.0 million to $40.0 million to support the Company’s routine letters of credit and working capital needs.  If the Company maintains a cash and investments balance of $60.0 million or greater, then the maximum amount available for borrowings under the facility is $40.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances.  If the Company’s cash and investment balance falls below $60.0 million for a period of 30 consecutive days, then the maximum amount available for borrowings under the facility is the lesser of (i) $40.0 million, or (ii) 80% of eligible domestic accounts receivable minus the amount of outstanding letters of credits adjusted for certain reserves and minus the principal balance of any advances.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.0% at March 31, 2009). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of March 31, 2009, the Company was in compliance with these covenants.

At March 31, 2009, there were no borrowings outstanding against this credit facility.  Under the terms of the credit agreement, the Company was required to pay certain one-time facility fees which are being amortized over the life of the facility and is required to pay a fee of 0.50% quarterly on unused amounts under the line of credits.  The unused facility fees will be waived in any quarter in which the average aggregate credit extensions (as defined in the agreement) exceed $25.0 million for such quarter. Total expenses incurred related to these fees were $214,000, $157,000 and $202,000 in fiscal 2009, 2008, and 2007, respectively.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion.  The Company had outstanding $35,282,000 in standby letters of credit against the Loan and Security Agreement with $4,718,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit.

In recent years, the Company has funded its operations and capital expenditures with cash generated by operations, including deposits from customers on long-term projects and from proceeds received from option exercises. The Company currently has no amounts drawn on its line of credit and believes that its cash flows from operations, cash and investments on hand and available lines of credit are sufficient to meet the current and foreseeable operating requirements of the Company’s business.

Contractual Obligations  The Company leases certain facilities under non-cancelable leases. In addition, in the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. The following table summarizes the Company’s contractual obligations as of March 31, 2009.

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Recorded Contractual Obligations:
Lease financing liability	$9,540	$1,163	$2,623	$2,840	$2,914
Other long-term obligations	69	17	35	17	—

Unrecorded Contractual Obligations:
Operating leases	1,288	192	370	371	355
Purchase commitments	39,427	39,242	185	—	—

Total	$50,324	$40,614	$3,213	$3,228	$3,269

In addition, in conjunction with the sale of a division in fiscal 2005, the lease for that division’s facility was assigned to the acquirer. The Company remains secondarily liable for the remaining lease payments in the event of default by the acquirer during the lease term which expires in February 2011. Remaining lease payments at March 31, 2009 totaled $764,000. No accrual for this contingent liability has been recorded at March 31, 2009 as payment of this expense is considered remote.

Inflation  The Company does not believe that inflation has had a material effect on its results of operations. There can be no assurance, however, that the Company’s business will not be affected by inflation in the future.

Critical Accounting Policies

The Company considers certain accounting policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes to be critical policies due to the estimation processes involved in each.

Revenue Recognition:  The Company recognizes certain CargoSearch, Z Backscatter and ParcelSearch and Personnel Screening system sales and after-market part sales, in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements modified by SAB No. 104 which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Certain of the Company’s contracts are multiple-element arrangements, which include standard products, custom-built systems or contract engineering projects, services (such as training), and service and maintenance contracts. In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements that include multiple elements are analyzed to determine whether the deliverables can be divided into separate units of accounting or treated as a single unit of accounting. The consideration the Company receives is allocated among the separate units of accounting based on their relative fair values determined based on prices of these elements as sold on a stand-alone basis, and the applicable revenue recognition criteria are applied to each of the separate units. There currently is no customer right of return in the Company’s sales agreements.  Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.

Revenues for certain long-term, custom-built systems or contract engineering projects are recognized on a percentage of completion basis. The lengths of these contracts typically range from one to three years from order to delivery and acceptance. Percentages-of-completion are determined by relating the actual costs of work performed to date for each contract to its estimated final costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known.

The Company recognizes sales for its systems that are produced in a standard manufacturing operation, have minimal customer site installation requirements and have shorter order to delivery cycles, when title passes and when other revenue recognition criteria are met. Management believes the customer’s post-delivery acceptance provisions and installation requirements on these systems are perfunctory and inconsequential and the costs of installation at the customer’s site are accrued at the time of revenue recognition.  The Company has demonstrated a history of customer acceptance subsequent to shipment and installation of these systems.  For systems which entail more significant installation efforts and site work and/or have non-standard customer acceptance provisions, revenue recognition is deferred until installation is complete and customer acceptance has occurred.

Service revenues are recognized on time and materials engagements as the services are provided. Service contract revenues are recognized as service is performed over the length of the contract which reasonably approximates the period service revenues are earned.

Training and service contracts deliverables are accounted for separately from the delivered product elements as the Company’s undelivered products have value to its customers on a stand-alone basis and the Company has objective and reliable evidence of the fair value of such services. Accordingly, service revenue, representing the fair value of services not yet performed at the time of product shipment, is deferred and recognized as such services are performed.

For all fixed price and long-term contracts, if a loss is anticipated on the contract, a provision is made in the period in which such losses are determined.

The Company records billed shipping and handling fees and billed out-of-pocket expenses as revenue and the associated costs as cost of goods sold in the accompanying consolidated statements of operations.

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying balance sheet. Of the amounts in unbilled costs and fees at March 31, 2009, $6,242,000 (99%) is expected to be billed and collected during fiscal 2010.

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

New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about such fair value measurements. The Company adopted the required provisions of SFAS 157 that became effective in our first quarter of fiscal 2009. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the adoption of the required provisions of SFAS 157.

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

EITF Issue No. 07-5

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-5 to have a material impact on the Company’s financial condition or results of operations.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its credit facilities which have variable interest rates tied to the Prime Rate. As of March 31, 2009, the Company had no variable interest rate debt outstanding. See Note 3 of Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness.

The cash accounts for the Company’s operations in Hong Kong, England, and Abu Dhabi are maintained in Hong Kong dollars, pounds sterling and dirhams, respectively. The gains and losses from foreign currency transactions are included in the statement of operations for the period and were immaterial. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company’s results of operations or financial position.

As of March 31, 2009, the Company holds short-term investments and cash equivalents consisting of treasury bills, commercial paper, money market funds, corporate debentures/bonds, agency bonds and certificates of deposit. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 0.5% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.  To minimize this risk, we maintain a significant portion of our cash balances in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information listed in the Index to Consolidated Financial Statements on page 27 are filed as part of this Annual Report on Form 10-K and are incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the criteria established in “Internal Control — Integrated Framework”, our management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.  Caturano and Company, P.C., our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2009, and has issued their report thereon which is included herein.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct

The Company has adopted a Code of Business Conduct and Ethics that applies to our Board of Directors, Chief Executive Officer, Chief Financial Officer, and all employees of the Company. The Company’s Code of Business Conduct and Ethics is posted on our website at www.as-e.com and may be accessed in the Corporate Governance section of the Investor Information page. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K, regarding an amendment to, or waiver from, our Code of Conduct, by posting such information on our website at the location specified above.

The other information called for by this item is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2009.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders, which Proxy Statement will be filed with the Securities and Exchange Commission on or about July 29, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements listed in the Index to Consolidated Financial Statements on page 27 are filed as part of this report, and such Index is incorporated in this item by reference.

The exhibits listed in the Exhibit Index on page 50 are filed as part of this report, and such Index is incorporated in this item by reference.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Submitted in answer to Item 8, Item 9A and Item 15 of Form 10-K, Securities and Exchange Commission)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of American Science and Engineering, Inc.

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. and subsidiary (“the Company”) as of March 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years ended March 31, 2009, 2008 and 2007.  We also have audited American Science and Engineering, Inc. and subsidiary’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Science and Engineering, Inc. and subsidiary as of March 31, 2009 and 2008 and the consolidated results of their operations, stockholders’ equity and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, American Science and Engineering, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Caturano and Company, P.C.

Caturano and Company, P.C.

June 10, 2009

Boston, Massachusetts

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND 2008

(Amounts in thousands, except share and per share amounts)

	2009	2008

Assets
Current assets:
Cash and cash equivalents	$105,419	$52,418
Restricted cash and investments	35	319
Short-term investments, at fair value	36,384	72,687
Accounts receivable, net of allowances of $286 at March 31, 2009 and $230 at March 31, 2008	36,956	27,583
Unbilled costs and fees	6,316	6,114
Inventories	47,975	40,107
Prepaid expenses and other current assets	7,224	4,815
Deferred income taxes	1,807	1,577
Total current assets	242,116	205,620
Building, equipment and leasehold improvements, net	19,488	22,201
Restricted cash and investments	—	2,204
Deferred income taxes	5,290	5,231
Other assets, net	1,393	278

Total assets	$268,287	$235,534

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,639	$12,660
Accrued salaries and benefits	10,387	2,935
Accrued warranty costs	1,130	1,671
Accrued income taxes	63	—
Deferred revenue	28,003	23,120
Customer deposits	14,818	6,547
Current portion of lease financing liability	1,163	1,134
Other current liabilities	6,893	8,097
Total current liabilities	73,096	56,164
Lease financing liability, net of current portion	8,377	9,540
Other long term liabilities	4,748	3,758

Total liabilities	86,221	69,462

Commitments and contingencies (Notes 2 and 9)
Stockholders’ equity:
Preferred stock, no par value
Authorized—100,000 shares
Issued—None	—	—
Common stock, $0.66 2/3 par value
Authorized—20,000,000 shares
Issued and outstanding— 8,810,760 shares at March 31, 2009 and 8,945,633 shares at March 31, 2008	5,873	5,963
Capital in excess of par value	86,477	91,544
Accumulated other comprehensive income (loss), net	(47)	114
Retained earnings	89,763	68,451

Total stockholders’ equity	182,066	166,072

Total liabilities and stockholders’ equity	$268,287	$235,534

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2009, 2008, AND 2007

(Amounts in thousands except per share amounts)

		2009	2008	2007
	Net sales and contract revenues:
	Net product sales and contract revenues	$142,931	$103,165	$101,140
	Net service revenues	75,436	63,568	52,046
	Total net sales and contract revenues	218,367	166,733	153,186

	Cost of sales and contracts:
	Cost of product sales and contracts	83,074	70,413	60,033
	Cost of service revenues	42,328	36,570	26,614
	Total cost of sales and contracts	125,402	106,983	86,647

	Gross profit	92,965	59,750	66,539

	Operating expenses:
	Selling, general and administrative expenses	32,871	26,221	27,136
	Research and development expenses	18,070	12,306	7,184
	Total operating expenses	50,941	38,527	34,320

	Operating income	42,024	21,223	32,219

	Other income (expense):
	Interest and investment income	2,388	6,842	5,621
	Interest expense	(144)	(158)	(353)
	Other, net	(568)	(433)	259
	Change in warrant valuation	—	11	2,270
	Total other income (expense)	1,676	6,262	7,797

	Income before provision for income taxes	43,700	27,485	40,016
	Provision for income taxes	15,347	10,007	15,406

	Net income	$28,353	$17,478	$24,610

Income per share	—Basic	$3.26	$1.92	$2.70
	—Diluted	$3.18	$1.87	$2.38

Weighted average shares	—Basic	8,692	9,114	9,117
	—Diluted	8,928	9,347	9,368

	Dividends declared per share	$0.80	$0.60	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2009, 2008, AND 2007

(Amounts in thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Income	Unearned Compensation	Total	Comprehensive Income
Balance, March 31, 2006	9,070,679	$6,047	$94,061	$31,879	$(16)	$(1,773)	$130,198
Net income	—	—	—	24,610	—	—	24,610	$24,610
Exercise of stock options and warrants	67,130	45	2,912	—	—	—	2,957	—
Issuance of stock under employee compensation plans	10,530	7	631	—	—	—	638	—
Issuance of restricted stock	38,636	26	(26)	—	—	—	—	—
Tax benefit accrued on stock option exercises	—	—	544	—	—	—	544	—
Compensation expense on stock options	—	—	7,186	—	—	—	7,186	—
Compensation expense on restricted stock and restricted stock units	—	—	1,501	—	—	—	1,501	—
Reversal of unearned compensation upon adoption of FAS 123(R)	—	—	(1,773)	—	—	1,773	—	—
Other	—	—	—	—	64	—	64	64
Balance, March 31, 2007	9,186,975	6,125	105,036	56,489	48	—	167,698	$24,674
Net income	—	—	—	17,478	—	—	17,478	17,478
Repurchase of common stock	(473,303)	(316)	(24,852)	—	—	—	(25,168)	—
Exercise of stock options and warrants	149,260	99	4,062	—	—	—	4,161	—
Issuance of stock under employee compensation plans	12,091	8	681	—	—	—	689	—
Issuance of restricted stock	70,640	47	(47)	—	—	—	—	—
Tax benefit accrued on stock option exercises	—	—	1,350	—	—	—	1,350	—
Compensation expense on stock options	—	—	3,258	—	—	—	3,258	—
Compensation expense on restricted stock and restricted stock units	—	—	2,056	—	—	—	2,056	—
Dividends declared	—	—	—	(5,516)			(5,516)	—
Other	—	—	—	—	66	—	66	66
Balance, March 31, 2008	8,945,663	5,963	91,544	68,451	114	—	166,072	$17,544
Net income	—	—	—	28,353	—	—	28,353	28,353
Repurchase of common stock	(349,327)	(233)	(17,827)	—	—	—	(18,060)	—
Exercise of stock options	161,753	108	5,795	—	—	—	5,903	—
Issuance of stock under employee compensation plans	13,117	8	768	—	—	—	776	—
Issuances/cancellations of restricted stock, net	39,554	27	(27)	—	—	—	—	—
Tax benefit accrued on stock option exercises	—	—	1,284	—	—	—	1,284	—
Compensation expense on stock options	—	—	1,458	—	—	—	1,458	—
Compensation expense on restricted stock and restricted stock units	—	—	3,482	—	—	—	3,482	—
Dividends declared	—	—	—	(7,041)	—	—	(7,041)	—
Other	—	—	—	—	(161)	—	(161)	(161)
Balance, March 31, 2009	8,810,760	$5,873	$86,477	$89,763	$(47)	$—	$182,066	$28,192

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2009, 2008, AND 2007

(Amounts in thousands)

	2009	2008	2007

Cash flows from operating activities:
Net income	$28,353	$17,478	$24,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,294	4,123	2,425
Provisions for contracts, inventory, and accounts receivable reserves	2,790	380	(203)
Write-down of note receivable	—	1,608	—
Change in fair value of warrants	—	(11)	(2,270)
Amortization of bond discount	(384)	(2,278)	(1,666)
Stock compensation expense	4,940	5,314	8,687
Deferred income taxes	(289)	(2,751)	72
Change in assets and liabilities:
Accounts receivable	(9,622)	(4,236)	2,621
Unbilled costs and fees	(202)	(273)	(1,748)
Inventories	(10,409)	(20,328)	(3,206)
Prepaid expenses and other assets	(2,964)	576	1,894
Accrued income taxes	63	—	—
Accounts payable	(2,021)	4,543	1,458
Deferred revenue	5,873	18,326	4,591
Customer deposits	8,271	(5,007)	5,451
Accrued expenses and other current liabilities	6,483	(136)	2,154
Sale of leased equipment	116	—	—

Total adjustments	6,939	(150)	20,260

Net cash provided by operating activities	35,292	17,328	44,870

Cash flows from investing activities:
Proceeds from maturities of short-term investments	101,966	159,725	109,345
Purchases of short-term instruments	(65,347)	(163,971)	(130,600)
Issuance of note receivable	—	(608)	(1,000)
Purchases of property and equipment	(2,350)	(3,270)	(4,733)

Net cash provided by (used for) investing activities	34,269	(8,124)	(26,988)

Cash flows from financing activities:
Decrease (increase) in restricted cash and investments	2,488	278	(2,703)
Proceeds from financing of leasehold improvements	—	417	2,253
Repurchase of shares	(18,060)	(25,168)	—
Payment of common stock dividend	(7,041)	(5,516)	—
Repayment of leasehold financing	(1,134)	(1,335)	(804)
Proceeds from exercise of warrants	—	509	834
Proceeds from exercise of stock options	5,903	3,029	989
Reduction of income taxes paid due to the tax benefit from employee stock option expense	1,284	1,350	544

Net cash (used for) provided by financing activities	(16,560)	(26,436)	1,113

Net increase (decrease) in cash and cash equivalents	53,001	(17,232)	18,995
Cash and cash equivalents at beginning of year	52,418	69,650	50,655

Cash and cash equivalents at end of year	$105,419	$52,418	$69,650

Supplemental disclosures of cash flow information:
Interest paid	$144	$158	$353
Income taxes paid	$13,625	$11,417	$12,495
Non-cash transactions:
Issuance of stock for 401K match	$776	$689	$638
Assumption of debt / lease financing receivable	$—	$—	$2,029
Fair value of warrants exercised	$—	$623	$1,134

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

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

Restricted Cash and Investments

The Company’s loan and security agreement with its bank require certain cash and investment balances to be restricted as collateral against outstanding standby letters of credit if the Company exceeds its credit availability under this credit facility. The restricted cash amounts with Silicon Valley Bank are typically in the form of certificates of deposits that mature beyond 90 days.  Restrictions that mature beyond one year are classified as long-term in the accompanying balance sheet.

Short-term Investments and Cash Equivalents

Short-term investments and cash equivalents consist of investments in money market funds, certificates of deposit, commercial paper, corporate debentures/bonds, treasury bills and government agency bonds. These investments are classified as available-for-sale and are recorded at their fair values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Accounts Receivable and Unbilled Costs and Fees

Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.  It is the Company’s policy to write off uncollectible receivables when management determines the receivable will become uncollectible. Activity in the allowance for doubtful accounts is as follows:

(In thousands)	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions / Write-offs Charged to Reserves	Balance at End of Year
2009	$230	$249	$193	$286
2008	$224	$19	$13	$230
2007	$345	$(119)	$2	$224

In fiscal 2007, the Company had a net credit to bad debt expense as we collected on certain accounts receivable balances which were significantly aged and deemed to be uncollectible at the prior year end.

Included in accounts receivable and unbilled costs and fees at March 31, 2009 and 2008 are $30,233,000 and $20,822,000, respectively, attributable to both prime and subcontracts with federal and state governments. The Company establishes a reserve against unbilled costs and fees based on known troubled accounts or contracts, historical experience, and other currently available evidence. There was no activity in the reserve for unbilled costs and fees during fiscal 2009 and 2008.  Activity in the allowance for unbilled costs and fees for fiscal 2007 is as follows:

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

The components of inventories at March 31, 2009 and 2008 were as follows:

(In thousands)	2009	2008
Raw materials, completed subassemblies and spares parts	$20,527	$18,113
Work-in-process	13,911	12,163
Finished goods	13,537	9,831
Total	$47,975	$40,107

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

Activity in the reserve for excess or obsolete inventory is as follows:

(In thousands)	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions / Write-offs Charged to Reserves	Balance at End of Year
2009	$2,187	$2,542	$564	$4,165
2008	$2,083	$361	$257	$2,187
2007	$2,636	$70	$623	$2,083

Notes Receivable

During fiscal 2008 and 2007, the Company loaned a potential acquisition target $1,608,000 under an interest bearing note receivable.  During fiscal 2008, the Company abandoned this activity and evaluated the collectibility of the note to determine if there was any risk of default. The Company determined that there was risk of default, and during the fiscal year ended March 31, 2008, the Company wrote off this note receivable and the related accrued interest receivable as an uncollectible debt. The write-off is included in general and administrative expense for the fiscal year ended March 31, 2008.

Building, Equipment and Leasehold Improvements

The Company provides for depreciation and amortization of its fixed assets on a straight-line basis over estimated useful lives of 3-25 years or remaining lease terms. Expenditures for normal maintenance and repairs are charged to expense as incurred. Significant additions, renewals or betterments that extend the useful lives of the assets are capitalized at cost. The cost and accumulated depreciation applicable to equipment and leasehold improvements sold, or otherwise disposed of, are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations.

Building, equipment and leasehold improvements consisted of the following at March 31:

(In thousands)	Estimated Useful Lives	2009	2008
Building and leasehold improvements	Lesser of 25 years or remaining lease term	$18,267	$18,014
Equipment and tooling	3-10 years	2,825	2,488
Computer equipment and software	3-5 years	16,580	15,368
Furniture and fixtures	5-7 years	1,656	1,476
Demo and test equipment	3-7 years	3,701	4,193
Leased equipment	1 year	63	—
Motor vehicles	3 years	18	18
Total		43,110	41,557
Less accumulated depreciation and amortization		(23,622)	(19,356)
Building, equipment and leasehold improvements, net		$19,488	$22,201

Revenue Recognition

The Company recognizes certain CargoSearch, Z Backscatter and ParcelSearch and Personnel Screening system sales and after-market part sales, in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements as modified by SAB No. 104 which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.

Certain of the Company’s contracts are multiple-element arrangements, which include standard products, custom-built systems or contract engineering projects, services (such as training), and service and maintenance contracts. In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements that include multiple elements are analyzed to determine whether the deliverables can be divided into separate units of accounting or treated as a single unit of accounting. The consideration the Company receives is allocated among the separate units of accounting based on their relative fair values determined based on prices of these elements as sold on a stand-alone basis, and the applicable revenue recognition criteria are applied to each of the separate units. There is no customer right of return in the Company’s sales agreements.  Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.

Revenues for certain long-term, custom-built systems or contract engineering projects are recognized on a percentage of completion basis. The lengths of these contracts typically range from one to three years from order to delivery and acceptance. Percentages-of-completion are determined by relating the actual costs of work performed to date for each contract to its estimated final costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known.

The Company recognizes sales for its systems that are produced in a standard manufacturing operation, have minimal customer site installation requirements and have shorter order to delivery cycles, when title passes and when other revenue recognition criteria are met. Management believes the customer’s post-delivery acceptance provisions and installation requirements on these systems are perfunctory and inconsequential and the costs of installation at the customer’s site are accrued at the time of revenue recognition.  The Company has demonstrated a history of customer acceptance subsequent to shipment and installation of these systems.  For systems which entail more significant installation efforts and site work and/or have non-standard customer acceptance provisions, revenue recognition is deferred until installation is complete and customer acceptance has occurred.

Service revenues are recognized on time and materials engagements as the services are provided. Service contract revenues are recognized as service is performed over the length of the contract which reasonably approximates the period service revenues are earned.

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

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying balance sheet. Of the amounts in unbilled costs and fees at March 31, 2009, $6,242,000 (99%) is expected to be billed and collected during fiscal 2010.

Under the terms of certain of its cost reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $74,000 at both March 31, 2009 and March 31, 2008) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees. The accuracy and appropriateness of the Company’s direct and indirect costs and expenses under these cost reimbursement contracts and its accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. Government.  Such agencies have the right to challenge the Company’s cost estimates or allocations with respect to any government contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.  Although the Company can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of its contracts will not have a material adverse impact on the Company’s financial condition or results of operations.

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

Deferred Revenue

The Company offers to its customers extended warranty and service contracts. These contracts typically have a coverage period of one to five years, and include advance payments that are recorded as deferred revenue. Revenue is recognized as service is performed over the life of the contract, which represents the period over which these revenues are earned. Costs associated with these extended warranty and service contracts are expensed to cost of goods sold as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

Impairment is assessed by comparing the estimated undiscounted cash flows over the asset’s remaining life to the carrying amount of the asset. If the estimated cash flows are insufficient to recover the asset, an impairment loss is recognized based on the difference between the carrying value of the asset and the fair value of the asset less any costs of disposal.  No impairment costs were recorded in the fiscal years ended March 31, 2009, 2008 and 2007.

Accrued Salaries and Benefits

Accrued salaries and benefits at March 31, 2009 and March 31, 2008 include the following:

(In thousands)	2009	2008
Accrued payroll and payroll related taxes	$1,137	$656
Accrued benefits	280	236
Accrued incentive compensation	7,425	550
Accrued vacation	1,545	1,493
Total accrued salaries and benefits	$10,387	$2,935

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

Research and Development

Internally funded research and development costs including direct labor, material, subcontractor expenses and related overheads are expensed as incurred. Internally funded research and development costs were $18,070,000, $12,306,000 and $7,184,000, in fiscal 2009, 2008, and 2007, respectively.  In addition, the Company recognized revenues of $12,524,000, $13,978,000 and $6,597,000, in fiscal 2009, 2008, and 2007, respectively related to government-sponsored research and development earned primarily on a cost reimbursement and fee basis as discussed above.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, unbilled costs and fees, accounts payable, warrant liability and letters of credit. The recorded amounts of these instruments approximate their fair value (see Note 8).

Income per Common and Potential Common Shares

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share include the dilutive impact of options, warrants, restricted stock and restricted stock units using the average share price of the Company’s common stock for the period. For the years ended March 31, 2009, 2008, and 2007, respectively, common stock equivalents of 215,000, 253,000, and 108,000 are excluded from diluted earnings per share, as their effect is anti-dilutive.

(In thousands except per share amounts)	March 31, 2009	March 31, 2008	March 31, 2007
Earnings per Share - Basic:
Net income	$28,353	$17,478	$24,610
Weighted average number of common shares outstanding—basic	8,692	9,114	9,117

Income per Share — Basic	$3.26	$1.92	$2.70

Earnings per Share - Diluted:
Net income	$28,353	$17,478	$24,610
Adjustment to net income for change in warrant valuation	—	(11)	(2,270)
Adjusted net income	$28,353	$17,467	$22,340

Weighted average number of common shares outstanding—basic	8,692	9,114	9,117
Assumed exercise of stock options, warrants, restricted stock and restricted stock units, using the treasury stock method	236	233	251
Weighted average number of common and potential common shares outstanding —diluted	8,928	9,347	9,368
Income per share — Diluted	$3.18	$1.87	$2.38

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts and unbilled receivables.  At times, the Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The

Company’s credit risk is managed by investing its cash in high quality money market funds, commercial paper, treasury bills, investment grade corporate bonds, government agency bonds and certificates of deposit.

Three customers, two agencies of the U.S. Government and one international customer accounted for 60% of the accounts receivable balance at March 31, 2009.  The Company generally requires letters of credit and/or prepayments from higher-risk and international customers.  The Company has not experienced any significant losses from uncollectible accounts.

Common Stock Dividends

Commencing in June of 2007, the Company began declaring quarterly dividends.  Four quarterly dividends of $0.20 per common share each were declared and paid during fiscal year 2009.  On May 13, 2009, the Company declared another quarterly dividend of $0.20 for holders of record on May 26, 2009 paid on June 4, 2009.

Stock-Based Compensation

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) “Accounting for Stock-Based Compensation”, which requires the measurement and recognition of compensation costs for all stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest. Prior to adoption, the Company accounted for stock options under the intrinsic value method set in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Share-based Compensation”, as amended.

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

Stock-based compensation costs recognized for the years ended March 31, 2009, 2008 and 2007, includes compensation costs for awards granted prior to, but not yet vested as of April 1, 2006 (adoption date), as well as any new grants issued after April 1, 2006.  The Company recognized $4,940,000, $5,314,000 and $8,594,000 of stock-based compensation costs in the consolidated statements of income for the year ended March 31, 2009, 2008 and 2007, respectively. The income tax benefit related to such compensation for the years ended March 31, 2009, 2008 and 2007 was approximately $1,724,000, $818,000 and $1,140,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statements of income:

	Fiscal Year Ended
(In thousands)	March 31, 2009	March 31, 2008	March 31, 2007
Cost of revenues	$754	$1,478	$3,559
Selling, general and administrative	4,186	3,836	5,035
Total share-based compensation expense before tax	$4,940	$5,314	$8,594

Upon adoption of SFAS 123(R), in accordance with Staff Accounting Bulletins No. 107 and No. 110, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards.  The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term, (3) the expected dividend yield and (4) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock.  The expected dividend yield was based on the expectation would continue paying dividends on our common stock at the same rate for the foreseeable future.  The risk free interest rate is based on the U.S. Zero-Bond rate.  The fair value of options at date of grant was estimated with the following assumptions:

	Year Ended
	March 31, 2009	March 31, 2008	March 31, 2007
Assumptions:
Expected life	5 years	3 years	3 years
Risk-free interest rate	2.99%	4.1%	4.8%
Stock volatility	49%	51%	56%
Dividend yield	1.3%	1.3%	0%

New Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about such fair value measurements. The Company adopted the required provisions of SFAS 157 that became effective in our first quarter of fiscal 2009. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the adoption of the required provisions of SFAS 157, see Note 8.

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

EITF Issue No. 07-5

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 07-5 to have a material impact on the Company’s financial condition or results of operations.

2. LEASE AGREEMENTS

The Company leases certain facilities under non-cancelable operating leases with various renewal options. For operating leases which contain fixed escalations in rental payments, the Company records the total rent payable on a straight-line basis over the original lease term as defined in SFAS 98 “Accounting for Leases”. The Company incurred $253,000, $269,000 and $204,000 of operating rent expense in the fiscal years ended March 31, 2009, 2008, and 2007 respectively.   In conjunction with the

Company’s lease for its headquarters, the Company has issued security in the form of a standby letter of credit in the amount of $300,000 with an original expiration date of March 1, 2006 which contains automatic extensions through May 15, 2016.

In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts.  As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space.  The Company was responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under EITF 97-10 “The Effect of Lessee Involvement in Asset Construction”.  In January 2007, the Company amended this lease agreement to expand its lease to include the remaining available space in the building.  During the fiscal years ended March 31, 2007 and March 31, 2006, the Company capitalized $2,029,000 and $5,153,000, respectively to record the facility on its books with an offsetting credit to the Lease Financing Liability.  In addition, amounts paid for construction were recorded as construction in progress and the landlord construction allowances of $5,642,000 in 2006 and $367,000 in 2008 were recorded as additional lease financing liability.

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

Future minimum rental payments under the Company’s non-cancelable leases, excluding real estate taxes, insurance and operating costs paid by the Company, required over the initial terms of the leases are as follows (in thousands):

Year Ending March 31,	Operating Leases	Capital Leases
2010	$192	$1,291
2011	185	1,412
2012	185	1,412
2013	185	1,424
2014	186	1,542
Thereafter	355	2,956
Total payments	$1,288	10,037
Imputed interest		(497)
Lease financing liability		9,540
Less: Current portion of lease financing liability		1,163
Lease financing liability, net of current portion		$8,377

3. LINE OF CREDIT

On November 14, 2008, the Company modified its Loan and Security Agreement with Silicon Valley Bank to extend the facility through November 13, 2009 and to increase the facility from $20.0 million to $40.0 million to support the Company’s routine letters of credit and working capital needs.  If the Company maintains a cash and investments balance of $60.0 million or greater, then the maximum amount available for borrowings under the facility is $40.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances.  If the Company’s cash and investment balance falls below $60.0 million for a period of 30 consecutive days, then the maximum amount available for borrowings under the facility is the lesser of (i) $40.0 million, or (ii) 80% of eligible domestic accounts receivable minus the amount of outstanding letters of credits adjusted for certain reserves and minus the principal balance of any advances.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.0% at March 31, 2009). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of March 31, 2009, the Company was in compliance with these covenants.

At March 31, 2009, there were no borrowings outstanding against this credit facility.  Under the terms of the credit agreement, the Company was required to pay certain one-time facility fees which are being amortized over the life of the facility and is required to pay a fee of 0.50% quarterly on unused amounts under the line of credit.  The unused facility fees will be waived in any quarter in which the average aggregate credit extensions (as defined in the agreement) exceed $25.0 million for such quarter. Total expenses incurred related to these fees were $214,000, $157,000 and $202,000 in fiscal 2009, 2008, and 2007, respectively.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion.  The Company had outstanding $35,282,000 in standby letters of credit against the Loan and Security Agreement with $4,718,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit.

4. INCOME TAXES

The provision for income taxes for the years ended March 31, 2009, 2008, and 2007 consisted of the following:

(In thousands)	2009	2008	2007
Current:
Federal	$14,470	$12,040	$13,909
State	1,108	680	1,419
Foreign	40	40	30
	15,618	12,760	15,358
Deferred:
Federal	(227)	(2,713)	(204)
State	(44)	(40)	252
	(271)	(2,753)	48
Provision for income taxes	$15,347	$10,007	$15,406

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended March 31, is as follows:

(In thousands)	2009	2008	2007
Provision for income taxes at statutory rate	$15,295	$9,620	$14,005
State tax provision net of federal effect	692	416	1,085
Permanent tax differences for stock warrant	—	(4)	(795)
Stock based compensation	286	242	1,369
Research tax credits	(395)	(191)	(30)
Effect of ETI exclusion	—	—	(229)
Qualifying manufacturing credits	(539)	(179)	(206)
Other	8	103	207
Provision for income taxes	$15,347	$10,007	$15,406

The significant components of the net deferred tax assets at March 31, 2009 and 2008 are as follows:

	March 31, 2009		March 31, 2008
(In thousands)	Current	Non-current	Current	Non-current
Deferred tax assets (liabilities):
Accounts receivable and unbilled costs and fees	$—	$104	$—	$84
Inventory	109	1,521	104	797
Deferred revenue	—	1,235	—	1,522
Accrued vacation	508	—	489	—
Accrued warranty costs	413	—	620	—
Depreciation	—	(321)	—	304
Unearned compensation	735	2,751	343	2,524
Other	42	—	21	—
Deferred income tax assets	1,807	5,290	1,577	5,231
Valuation allowance	—	—	—	—
Net deferred income taxes	$1,807	$5,290	$1,577	$5,231

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.  Effective April 1, 2007, the Company adopted the provisions of FIN 48 and there has been no material effect on the financial statements.  With the adoption of FIN 48 the Company has adopted the expensing of interest and penalties in other income and expenses.  There was no cumulative effect related to adopting FIN 48 and no interest or penalties related to uncertain tax positions was accrued.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the years ending March 31, 2006 through 2009.  The Company is under examination currently by the Internal Revenue Service for tax years ended March 31, 2006 and 2007.  Management does not believe that the ultimate outcome of this examination will have a material impact on the Company’s financial position or results of operations.   The Company believes that there are no uncertain tax positions that required a reserve as of March 31, 2009.

5. WARRANTY OBLIGATIONS

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery. Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure. Warranty experience for the years ended March 31, 2009 and 2008 is as follows:

(In thousands)	2009	2008
Warranty accrual at beginning of period	$1,671	$1,997
Accruals for warranties issued during the period	2,487	2,826
Adjustment of preexisting accrual estimates	(1,879)	(2,020)
Warranty costs incurred during period	(1,149)	(1,132)
Warranty accrual at end of period	$1,130	$1,671

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

Common Stock and Warrant Offering

On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance costs of which $3.1 million was assigned to the warrants issued. The warrants were immediately vested and had a five-year life which expired in May of 2007. Due to certain conversion features of these warrants that provided that the holder could opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet. The “mark to market” change in the warrants valuation of ($11,000) and ($2,270,000) was recorded as other (income) expense for the years ended March 31, 2008 and March 31, 2007, respectively. In May of 2007, all remaining warrants were exercised and no liability for these warrants remains at March 31, 2009.

During fiscal 2008 and 2007, warrants to purchase 21,625 and 35,450 shares of common stock were exercised resulting in total proceeds received of $509,000 and $834,000, respectively.  The fair market value of the warrants at the date of exercise totaled $623,000 and $1,134,000 in fiscal 2008 and 2007, respectively. The cash proceeds and the fair value of the liability were recorded as additional paid in capital at March 31, 2008.

Share Repurchase Program

On May 17, 2007, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  This Stock Repurchase Program was completed in the first quarter of fiscal 2009.  On May 8, 2008 the Board of Directors approved an additional Stock Repurchase Program which authorizes the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  During the fiscal year ended March 31, 2009, the Company repurchased 349,327 shares of common stock at an average price of $51.70.  As of March 31, 2009, the remaining balance available under the program to purchase shares was $26,732,000.

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of March 31, 2009: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares authorized under these plans and there are 294,629 shares remaining available to be granted at March 31, 2009 under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years. Certain of the options granted vest upon the achievement of certain performance based goals as well as service time incurred.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options:    A summary of the Company’s stock option activity is as follows:

	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	828,063	$41.70	887,573	$37.43	878,470	$36.79
Options granted	64,191	64.13	76,970	63.21	60,670	48.23
Options exercised	(161,753)	36.49	(127,635)	23.73	(31,680)	31.23
Options canceled or expired	(21,247)	56.58	(8,845)	59.71	(19,887)	51.94
Options outstanding, end of year	709,254	$44.47	828,063	$41.70	887,573	$37.43
Options exercisable, end of year	625,646	$41.90	712,356	$38.74	639,219	$33.88
Options available for grant			145,691		320,865
Weighted average fair value per share of options granted during the year		$26.54		$22.60		$20.09

The following summarizes certain data for options outstanding and exercisable at March 31, 2009:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding:	125,845	$6.50–$20.00	$12.27	3.98
	71,984	20.01–30.00	28.15	5.46
	54,606	30.01–40.00	39.07	5.68
	98,533	40.01–50.00	45.47	6.42
	163,298	50.01–60.00	53.53	6.18
	194,988	60.01–67.98	64.69	6.10
	709,254	$6.50-$67.98	$44.47	5.69
Options exercisable:	125,845	$6.50–$20.00	$12.27
	71,984	20.01–30.00	28.15
	54,606	30.01–40.00	39.07
	98,533	40.01–50.00	45.47
	151,463	50.01–60.00	53.68
	123,215	60.01–67.98	64.13
	625,646		$41.90

The total intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during fiscal 2009, 2008 and 2007 was $5,265,000, $4,892,000 and $904,000, respectively.   Nonvested stock option awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2009 there was $1,009,000 of total unrecognized compensation cost related to nonvested stock option awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average of 1.1 years.

The Company realizes a tax deduction upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised and/or sold. These tax benefits are credited to additional paid-in capital if it is considered more likely than not that they will be realized. During fiscal 2009, 2008 and 2007, a tax benefit of $1,284,000, $1,350,000 and $544,000, respectively, was recorded to additional paid-in capital for exercises and/or sales of stock options or stock.

Restricted Stock and Restricted Stock Units:  The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock which vest upon the achievement of certain performance based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually on January 10th the Board of Directors is granted restricted stock. These restricted stock shares vest on a pro-rata basis on service time performed over a one-year period.  The fair values of these restricted stock awards are equal to the market price per share of the Company’s common stock on the date of grant.

Nonvested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2009 there was $3,232,000 of total unrecognized compensation cost related to nonvested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average of 1.4 years.

A summary of the Company’s restricted stock and stock unit activity is as follows:

	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Unvested restricted stock and units outstanding, beginning of year	110,301	$58.34	49,538	$54.52	23,125	$54.92
Granted	53,259	53.69	72,970	60.80	49,538	54.52
Vested	(9,194)	56.59	(9,807)	56.77	(23,125)	54.92
Forfeited	(16,679)	57.64	(2,400)	60.62	—	—
Unvested restricted stock and units outstanding, end of year	137,687	$56.74	110,301	$58.34	49,538	$54.52

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

Geographical Data

All of the Company’s export sales originate from the United States.  At March 31, 2009, approximately 5.3% of the Company’s assets were in foreign countries.  The foreign assets were comprised of cash in foreign banks, and inventory in international depots for field replacements or systems shipped internationally but not accepted by fiscal year end.

The following table shows the breakdown of net sales and contract revenues to international and domestic customers based upon customer’s country of domicile and the major regions of international activity:

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2009		2008		2007
Domestic	$138,240	63%	$107,021	64%	$111,335	73%
International	80,127	37%	59,712	36%	41,851	27%
Net Sales and Contract Revenues	$218,367	100%	$166,733	100%	$153,186	100%

Percent of International Revenue by Major Region:
Middle East & Africa		85%		70%		66%
Pacific Rim		7%		14%		20%
Europe		8%		14%		14%
All Other		—%		2%		—%

Major Customers:  Sales to major customers (representing in excess of 10% of consolidated revenues) consisted of the following:

Fiscal 2009:   $39,187,000 and $34,635,000, respectively, to two customers.

Fiscal 2008:   $20,325,000 and $16,602,000, respectively, to two customers.

Fiscal 2007:   $48,142,000 and $22,894,000, respectively, to two customers.

Domestically, the Company’s primary client base is comprised of agencies of the U.S. Government. Approximately 56%, 55% and 70%, of the Company’s sales in fiscal 2009, 2008, and 2007 respectively, were derived from either (i) contracting directly with the U.S. Government, or (ii) contracting with contractors working directly with the U.S. Government. Certain of the Company’s contracts with the U.S. Government provide the U.S. Government with the standard unilateral right to terminate these contracts for convenience. During fiscal 2009, two of the Company’s contracts with the U.S. Government were partially terminated for convenience by the U.S. Government.  These partial terminations of these contracts did not result in material losses to the Company in the fiscal year ended March 31, 2009.

Three customers at March 31, 2009 had accounts receivable balances representing in excess of 10% of consolidated accounts receivable. These customers, two agencies of the U.S. Government and one international customer, had receivables totaling $22,447,000 (60% of total receivables) at March 31, 2009.  One customer at March 31, 2008 had accounts receivable balances representing in excess of 10% of consolidated accounts receivable. This customer, an agency of the U.S. Government, had receivables totaling $6,726,000 (24%) at March 31, 2008.

Included in unbilled costs and fees at March 31, 2009 was $5,177,000 related to four customers, which is expected to be billed and collected during fiscal 2010. Included in unbilled costs and fees at March 31, 2008 was $5,783,000 related to five customers, which was billed and collected during fiscal 2009.

8. FAIR VALUE MEASUREMENTS

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2009:

(In thousands)	March 31, 2009
Level 1 – Financial Assets
U.S. Treasury bills	$8,978
Level 2 – Financial Assets
Government agency bond	4,026
Certificates of deposit	3,200
Commercial paper	31,976
Money market funds	76,618
Corporate debentures/bonds	12,489
Total Level 2 Financial Assets	128,309
Total cash equivalents and short-term investments	$137,287

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2009:
Money market funds	$76,618	$—	$—	$76,618
Certificates of deposit	3,200	—	—	3,200
Commercial paper	31,976	—	—	31,976
Corporate debentures/bonds	12,507	3	(21)	12,489
Treasury bills	8,972	7	(1)	8,978
Government agency bonds	4,002	24	—	4,026
Total	$137,275	$34	$(22)	$137,287

Classified as:
Cash equivalents				$100,903
Short term investments				36,384
				$137,287

2008:
Money market funds	$33,340	$—	$—	$33,340
Certificates of deposit	7,000	2	—	7,002
Commercial paper	45,098	37	—	45,135
Corporate debentures/bonds	32,495	99	(56)	32,538
Total	$117,933	$138	$(56)	$118,015

Classified as:
Cash equivalents				$45,328
Short term investments				72,687
				$118,015

9. COMMITMENTS AND CONTINGENCIES

Deferred Compensation

The Company had an unfunded deferred compensation plan, originally adopted in 1976 and amended at various times, for certain retired directors.  This plan is closed such that no other directors are qualified for compensation under this plan.  This plan provides for periodic payments beginning at age 65, the amount of which depends on the director’s length of service. The Company paid $19,000, $17,000 and $17,000 in the years ended March 31, 2009, 2008 and 2007, respectively, under this deferred compensation plan. At March 31, 2009 and March 31, 2008, $69,000 and $61,000, respectively, was accrued for under this plan.

Lease Liability

In conjunction with the sale of the High Energy Systems division in fiscal 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray. The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray during the lease term which expires in February 2011. Remaining lease payments at March 31, 2009 totaled $764,000. No accrual for this contingent liability has been recorded at March 31, 2009 as payment of this expense is considered remote.

Litigation

On October 3, 2007, the Company commenced litigation in the United States District Court for the Eastern District of Virginia against AutoClear, LLC, and its affiliates Control Screening, LLC, and Scan-Tech Security, LP, for infringement of the Company’s United States Patent No. 5,313,511, seeking relief, including an injunction.  The Company subsequently added United States Patent No. 6,546,072 to the complaint.  However, this patent was later withdrawn from the litigation. This case was settled in June of 2009 with the court holding that the defendants had infringed on the Company’s United States Patent No. 5,313,511.  Under the terms of the settlement agreement, the Company has granted the defendants a limited license under the patent commencing later this year.  Other terms of the settlement agreement are confidential.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business.  At the present time, it is not possible to predict the outcome of these matters; however, the Company currently believes that the resolution of these matters will not have a material adverse impact on its financial condition, results of operations or cash flows.

Purchase Commitments

In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. At March 31, 2009, the Company had $39,427,000 of open purchase orders which are expected to be fulfilled primarily within the next 2 years. Certain single source vendors or vendors producing custom material require significant lead times from order to delivery of their material. Should the demand for the Company’s products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges related to these commitments, that could be material to the Company’s results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

Employment Agreements

On February 7, 2008, the Company entered into a new employment agreement with its Chief Executive Officer.  Under this agreement, the Company’s Chief Executive Officer, in the event termination pursuant to a change of control, is eligible to receive a payment equal to 2.9 times his base salary in effect on the date of termination plus his annual target bonus, the continuation of health benefits for a period of three years, the vesting of all options and restricted stock and the continuation of certain life insurance benefits.  In the event of a qualifying termination not pursuant to a change of control, the Chief Executive Officer is eligible for a payment equal to two times his base salary in effect at the date of termination plus his annual target bonus, the continuation of health benefits for a period of eighteen months and the continuation of certain life insurance benefits.  On July 29, 2008 the Company entered into new Change in Control and Severance Benefit Agreements with members of its executive staff including its Chief Financial Officer. Under these agreements, these executives, in the event of a change of control, are eligible to receive a payment equal to two times the highest annual rate of base salary payable to the executive during the one-year period ending on the change of control date plus his or her target Short Term Incentive bonus, the continuation of health benefits for a period of three years and the vesting of all options and restricted stock.   In the event of qualifying termination not pursuant to a change of control, the members of the executive staff are eligible to receive a payment equal to one times his or her highest annual rate of base salary payable to the executive during the one-year period ending on the termination date and the continuation of health benefits for one year.

Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan for all employees.   Employees are eligible to participate on the first of the month following date of employment.  The Plan is funded by elective employee contributions of up to 100% of their compensation up to IRS limits. Under the Plan the Company at its discretion matches 50% of the first 6% of employee contributions for each participant in the form of Company common stock. Expenses under the Plan, consisting of Company contributions which were made in Company stock and Plan administrative expenses paid by the Company, totaled $789,000, $731,000 and $660,000, in 2009, 2008, and 2007 respectively.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

FOR THE YEARS ENDED MARCH 31, 2009 AND MARCH 31, 2008

(In thousands, except per shares amounts)

	2009 by quarter				2008 by quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th

Net sales and contract revenues	$39,494	$56,293	$65,290	$57,290	$44,471	$37,627	$42,615	$42,020
Gross profit	14,529	22,527	28,760	27,149	17,401	14,078	15,184	13,087
Operating income	3,267	10,957	14,813	12,987	8,161	5,454	4,427	3,181
Net income	2,689	7,361	10,059	8,244	6,172	4,515	4,002	2,789
Net income per share
—Basic	$0.31	$0.85	$1.16	$0.94	$0.67	$0.49	$0.44	$0.31
—Diluted	$0.30	$0.83	$1.13	$0.92	$0.66	$0.48	$0.43	$0.30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: June 10, 2009	By:	/s/ ANTHONY R. FABIANO

Anthony R. Fabiano
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTHONY R. FABIANO	Director and President and Chief Executive Officer	June 10, 2009
Anthony R. Fabiano	(Principal Executive Officer)

/s/ KENNETH J.GALAZNIK	Senior Vice President, Chief Financial Officer	June 10, 2009
Kenneth J. Galaznik	and Treasurer (Principal Financial Officer)

/s/ DENIS R. BROWN	Chairman of the Board, Director	June 10, 2009
Denis R. Brown

/s/ JOHN A. GORDON	Director	June 10, 2009
John A. Gordon

/s/ ROGER P. HEINISCH	Director	June 10, 2009
Roger P. Heinisch

/s/ HAMILTON W. HELMER	Director	June 10, 2009
Hamilton W. Helmer

/s/ ERNEST J. MONIZ	Director	June 10, 2009
Ernest J. Moniz

/s/ MARK S. THOMPSON	Director	June 10, 2009
Mark S. Thompson

/s/ CARL W. VOGT	Director	June 10, 2009
Carl W. Vogt

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (and Statement) of Incorporation by Reference, If Applicable)	Page Number (If Filed)

3.1	Restated Articles of Organization of the Company (filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 1967 and incorporated herein by reference)
3.2

Articles of Amendment to Restated Articles of Organization of Company (filed as Exhibit 2(a)(ii)(B) to the Company’s Registration Statement on Form S-7, No. 2-56452, filed May 25, 1976 and incorporated herein by reference)

3.3

Articles of Amendment to Restated Articles of Organization of Company (filed as Exhibit 12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 1976, and incorporated herein by reference)

3.4	By-laws of Company, as amended (filed as Exhibit 2(a)(iii) to the Company’s Registration Statement on Form S-7, No. 2-56452, filed May 25, 1976 and incorporated herein by reference)
3.5	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference)
4.1

Shareholder Rights Agreement, dated April 17, 1998, between the Company and American Stock Transfer & Trust Company (filed as Exhibit 1 to the Company’s filing on Form 8-A12B filed on April 15, 1998 and incorporated herein by reference)

4.2

Rights Agreement, dated April 17, 2008, between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s filing on Form 8-A12B filed on April 18, 2008 and incorporated herein by reference)

10.1	1997 Non-Qualified Stock Option Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-27927, filed on May 28, 1997 and incorporated herein by reference)
10.2	1998 Non-Qualified Stock Option Plan (filed as Exhibit (10)(b)(xiii) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 and incorporated herein by reference)
10.3	Lease of Billerica property (filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)
10.4	Amendment to Lease of Billerica property (filed as Exhibit 10(c)(ii) to the Company’s Annual Report on Form 10-K for the year ended March 28, 1997 and incorporated herein by reference)
10.5	1999 Combination Stock Option Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-91801, filed on November 30, 1999 and incorporated herein by reference)
10.6	2000 Combination Stock Option Plan (filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on August 18, 2000 and incorporated herein by reference)
10.7	2002 Combination Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-102338, filed on January 3, 2003 and incorporated herein by reference)
10.8

Lease of Mountain View, California facility for High Energy Systems Division (filed as Exhibit 10(c)(xv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.9*

Employment Offer Letter between the Company and Anthony R. Fabiano dated August 21, 2003 (filed as Exhibit 10(c)(xv) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.10

Second Amendment of Lease of 829 Middlesex Turnpike, Billerica, Massachusetts (filed as Exhibit 10(c)(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference)

10.11

Amendment of 2002 Combination Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-102338, filed on January 3, 2003 and incorporated herein by reference)

10.12	2003 Stock Plan for Non-Employee Directors (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-117843, filed on July 30, 2004 and incorporated herein by reference)
10.13	Amendment to 2003 Stock Plan for Non-Employee Directors (filed as Exhibit 10(c)(xx) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference)
10.14	2005 Equity and Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129851, filed on November 21, 2005 and incorporated herein by reference)
10.15*	Change in Control & Severance Benefit Agreement between the Company and Anthony Fabiano dated November 3, 2005 (filed as Exhibit 10(c)(xxii) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)
10.16*

Form of Change in Control & Severance Benefit Agreement between the Company and Named Executives (filed as Exhibit 10(c)(xxiii) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

10.17

Form of Restricted Stock Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10(c)(xxiv) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

10.18

Form of Stock Option Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10(c)(xxv) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

10.19

Form of Stock Option Agreement (ISO) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10(c)(xxvi) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

10.20

Form of Stock Option Agreement (NQ) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10(c)(xxvi) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

10.21

Third Amendment of Lease of 829 Middlesex Turnpike, Billerica, Massachusetts (filed as Exhibit 10(c)(xxviii) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference)

10.22*

Employment Agreement between the Company and Anthony R. Fabiano dated February 2, 2008 (filed as Exhibit 10(c)(xxix) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 and incorporated herein by reference)

10.23

American Science and Engineering, Inc. Amended and Restated Equity and Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.24

Form of Restricted Stock Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.25

Form of Incentive Stock Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.26*

Form of Long-Term Incentive Plan Agreement — Cash Component (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.27*

Form of Change in Control and Severance Benefit Agreement between the Company and Named Executives (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.28

American Science and Engineering, Inc. 401(k) and Profit Sharing Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated July 25, 2008 and incorporated herein by reference)

10.29

American Science and Engineering, Inc. Amended and Restated 2005 Equity and Incentive Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated November 7, 2008 and incorporated herein by reference)

10.30

Loan and Security Agreement between the Company and Silicon Valley Bank East dated August 11, 2003 (filed as Exhibit 10(d)(xi) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.31

Export Import Bank Loan and Security Agreement between the Company and Silicon Valley Bank East dated August 11, 2003 (filed as Exhibit 10(d)(xii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)

10.32**

Asset Purchase Agreement between Accuray Incorporated and the Company dated December 11, 2004 (filed as Exhibit 10(d)(xiii) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference)

10.33

Third Loan Modification Agreement between Silicon Valley Bank and the Company dated November 15, 2006 (filed as Exhibit 10(d)(xiii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and incorporated herein by reference)

10.34

First Loan Modification Agreement dated as of June 30, 2004 between the Company and Silicon Valley Bank and guaranteed by the Company’s subsidiary, AS&E Global, Inc. (filed as Exhibit 10.1 to the Company’s report on Form 8-K dated November 14, 2008 and incorporated herein by reference)

10.35

Second Loan Modification Agreement dated as of November 30, 2004 between the Company and Silicon Valley Bank and guaranteed by the Company’s subsidiary, AS&E Global, Inc. (filed as Exhibit 10.2 to the Company’s filing on Form 8-K dated November 14, 2008 and incorporated herein by reference)

10.36

Third Loan Modification Agreement dated as of November 16, 2006 between the Company and Silicon Valley Bank and guaranteed by the Company’s subsidiary, AS&E Global, Inc. (filed as Exhibit 10.3 to the Company’s filing on Form 8-K dated November 14, 2008 and incorporated herein by reference)

10.37	Fourth Loan Modification Agreement dated as of November 14, 2008 between the Company and Silicon Valley Bank and guaranteed by the Company’s subsidiary, AS&E Global, Inc.

(filed as Exhibit 10.4 to the Company’s filing on Form 8-K dated November 14, 2008 and incorporated herein by reference)
10.38

Consent to Stock Repurchase Program dated as of November 14, 2008 between the Company and Silicon Valley Bank. (filed as Exhibit 10.5 to the Company’s filing on Form 8-K dated November 14, 2008 and incorporated herein by reference)

21.1

Identification of Company’s subsidiary, AS&E Global, Inc., incorporated in Massachusetts (filed as Exhibit 22.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 and incorporated herein by reference)

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Contract with Management

** The Registrant agrees to furnish a supplemental copy of the schedules to this agreement to the SEC upon request