Form 10-Q
period 2009-06-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2009-08-06
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐  No  ☒

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of August 3, 2009 was 8,856,631.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	June 30, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$70,286	$105,419
Restricted cash and investments	35	35
Short-term investments, at fair value	71,019	36,384
Accounts receivable, net of allowances of $306 and $286 at June 30, 2009 and March 31, 2009, respectively	32,658	36,956
Unbilled costs and fees	5,390	6,316
Inventories	45,741	47,975
Prepaid expenses and other current assets	8,981	7,224
Deferred income taxes	1,433	1,807
Total current assets	235,543	242,116
Building, equipment and leasehold improvements, net	19,349	19,488
Deferred income taxes	5,427	5,290
Other assets, net	1,369	1,393
Total assets	$261,688	$268,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,309	$10,639
Accrued salaries and benefits	6,178	10,387
Accrued warranty costs	808	1,130
Accrued income taxes	2,959	63
Deferred revenue	17,055	28,003
Customer deposits	19,456	14,818
Current portion of lease financing liability	1,201	1,163
Other current liabilities	5,464	6,893
Total current liabilities	63,430	73,096
Lease financing liability, net of current portion	8,053	8,377
Other long term liabilities	3,485	4,748
Total liabilities	74,968	86,221

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 8,852,505 and 8,810,760 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	5,901	5,873
Capital in excess of par value	85,534	86,477
Accumulated other comprehensive income (loss) net	(47)	(47)
Retained earnings	95,332	89,763
Total stockholders’ equity	186,720	182,066
Total liabilities and stockholders’ equity	$261,688	$268,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Three Months Ended
	(In thousands, except per share amounts)	June 30, 2009	June 30, 2008
	Net sales and contract revenues:
	Net product sales and contract revenues	$34,784	$22,942
	Net service revenues	19,908	16,552
	Total net revenues and contract revenues	54,692	39,494

	Cost of sales and contracts:
	Cost of product sales and contracts	18,944	15,786
	Cost of service revenues	10,128	9,179
	Total cost of sales and contracts	29,072	24,965
	Gross profit	25,620	14,529

	Expenses:
	Selling, general and administrative expenses	8,702	7,699
	Research and development costs	5,806	3,563
	Total operating expenses	14,508	11,262

	Operating income	11,112	3,267

	Other income (expense):
	Interest and investment income	165	951
	Interest expense	(33)	(37)
	Other, net	130	21
	Total other income	262	935

	Income before provision for income taxes	11,374	4,202
	Provision for income taxes	4,038	1,513

	Net income	$7,336	$2,689

Income per share	—Basic	$0.83	$0.31
	—Diluted	$0.81	$0.30

Weighted average shares	—Basic	8,814	8,706
	—Diluted	9,010	8,907
	Dividends declared per share	$0.20	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
(In thousands)	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$7,336	$2,689
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,120	1,044
Provisions for contracts, inventory and accounts receivable reserves	191	191
Amortization of bond (discount) premium	67	(224)
Deferred income taxes	237	(1,308)
Stock compensation expense	1,220	965
Changes in assets and liabilities:
Accounts receivable	4,277	246
Unbilled costs and fees	926	(3,729)
Inventories	2,064	(4,304)
Prepaid expenses and other assets	(1,733)	(1,792)
Accounts payable	(330)	(2,007)
Accrued income taxes	2,896	—
Customer deposits	4,638	2,727
Deferred revenue	(12,197)	(3,861)
Accrued expenses and other liabilities	(5,787)	(175)
Sale of leased asset	—	66
Net cash provided by (used for) operating activities	4,925	(9,472)

Cash flows from investing activities:
Purchases of short-term investments	(52,267)	(19,403)
Proceeds from maturities of short-term investments	17,565	36,400
Purchases of property and equipment	(981)	(425)
Net cash (used for) provided by investing activities	(35,683)	16,572

Cash flows from financing activities:
Increase in restricted cash and investments	—	(13,813)
Proceeds from exercise of stock options	543	214
Repurchase of shares of common stock	(2,922)	(10,768)
Repayment of leasehold financing	(286)	(282)
Payment of common stock dividend	(1,767)	(1,752)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	57	45
Net cash used for financing activities	(4,375)	(26,356)

Net decrease in cash and cash equivalents	(35,133)	(19,256)
Cash and cash equivalents at beginning of period	105,419	52,418
Cash and cash equivalents at end of period	$70,286	$33,162

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

The other significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2009.  The Company has made no changes to these policies during the current year.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended
(In thousands)	June 30, 2009	June 30, 2008
Net income	$7,336	$2,689
Other comprehensive income	—	(135)
Comprehensive income	$7,336	$2,554

Stock Repurchase Program

On May 13, 2008, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market.   During the quarter ended June 30, 2009, a total of 51,299 shares were repurchased at an average price of $56.97 per share.  As of June 30, 2009, the maximum dollar value of shares that may yet be purchased under the program is $23,807,000.

Dividends

On May 13, 2009, the Company’s Board of Directors declared a cash dividend of $0.20 per share. The dividend was paid on June 4, 2009 to all shareholders of record at the close of business on May 26, 2009.   On August 6, 2009, the Company’s Board of Directors declared a cash dividend of $0.20 per share. The dividend is payable on September 3, 2009 to all shareholders of record at the close of business on August 24, 2009.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments and accounts and unbilled receivables.  At times, the Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The Company’s credit risk is managed by investing its cash in high quality money market funds, commercial paper, treasury bills and investment grade corporate debentures / bonds.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2,”Effective Date of FASB Statement No. 157”(“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities effective April 1, 2009.  The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.

EITF Issue No. 03-6-1

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), effective for fiscal years beginning after December 15, 2008.  FSP EITF 03-6-1 clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of EPS pursuant to the two-class method. The Company adopted the provisions of FSP EITF 03-6-1 effective April 1, 2009 and calculated the impact of this adoption on prior periods.  The adoption of FSP EITF 03-6-1 did not have a material impact on reported earnings per share.

EITF Issue No. 07-5

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of EITF 07-5 effective April 1, 2009.  The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)) “Accounting for Stock-Based Compensation”, which requires the measurement and recognition of all compensation costs for stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest.

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

Stock-based compensation costs recognized for the three month period ended June 30, 2009 and June 30, 2008, included compensation costs for awards granted prior to, but not yet vested as of April 1, 2006 (adoption date), as well as any new grants issued after April 1, 2006. The Company recognized $1,220,000 and $965,000 of share-based compensation costs in the consolidated statements of income for the quarter ended June 30, 2009 and June 30, 2008, respectively. The income tax benefit related to this compensation for the three months ended June 30, 2009 and June 30, 2008 was approximately $430,000 and $337,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income:

	Three months ended
(In thousands)	June 30, 2009	June 30, 2008
Cost of revenues	$209	$55
Selling, general and administrative	1,011	901
Total share-based compensation expense before tax	$1,220	$965

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

There were 18,993 options granted in the three month period ended June 30, 2009.  The fair value of the options at date of grant was estimated with the following assumptions for grants made during the period presented:

Three months ended June 30, 2009
Assumptions:
Option life	5 years
Risk-free interest rate	2.3%
Stock volatility	49%
Dividend yield	1.3%

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for non-employee directors, officers, and employees. The Company had the following stock option plans outstanding as of June 30, 2009: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,730,000 shares authorized under these plans. As of June 30, 2009, 167,290 shares remain available for future issuance under these plans.  Vesting periods are at the discretion of the Compensation Committee of the Board of Directors, or their designee, and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the first quarter of fiscal 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding at March 31, 2009	709,254	$44.47	5.69
Grants	18,993	61.40		$147,000
Exercises	(15,675)	34.66
Cancellations	—	—
Options outstanding at June 30, 2009	712,572	$45.13	5.51
Options exercisable at June 30, 2009	615,837	$42.27		$16,535,000

Information related to the stock options outstanding as of June 30, 2009 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$ 6.50 - $20.00	120,720	3.84	$12.43	120,720	$12.43
$20.01 - $30.00	70,384	5.21	28.15	70,384	28.15
$30.01 - $40.00	54,606	5.43	39.07	54,606	39.07
$40.01 - $50.00	95,333	6.26	45.46	95,333	45.46
$50.01 - $60.00	157,548	5.93	53.53	145,963	53.68
$60.01 - $74.72	213,981	5.94	64.39	128,831	64.01
$6.50 - $74.72	712,572	5.51	$45.13	615,837	$42.27

As of June 30, 2009, there was approximately $1,042,000 of unrecognized compensation costs related to options granted. The unrecognized compensation will be primarily recognized over a period of a weighted average of 1.6 years.   Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock which vests upon the achievement of certain performance based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually on January 10th each non-employee member of the Board of Directors is granted restricted stock. These restricted stock awards vest on a pro-rata basis on service time performed over a one-year period.  The fair value of these restricted stock awards is equal to the market price per share of the Company’s common stock on the date of grant.

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2009 there was $7,059,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average of 1.8 years.

The following table summarizes the status of the Company’s non-vested restricted stock awards for the first quarter of fiscal 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2009	137,687	$56.74
Granted	75,070	61.45
Vested	(47,854)	56.52
Forfeited	(200)	55.60
Outstanding at June 30, 2009	164,703	$58.95

3.        INVENTORIES

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

The components of inventories at June 30, 2009 and March 31, 2009 were as follows:

(In thousands)	June 30, 2009	March 31, 2009
Raw materials, completed sub-assemblies, and spare parts	$22,922	$20,527
Work-in-process	15,084	13,911
Finished goods	7,735	13,537
Total	$45,741	$47,975

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options, restricted stock and restricted stock units using the average share price of the Company’s common stock for the period. For the fiscal quarters ended June 30, 2009 and June 30, 2008, common stock equivalents of 154,000 and 483,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended
(In thousands except per share amounts)	June 30, 2009	June 30, 2008
Earnings Per Share - Basic:
Net income	$7,336	$2,689
Weighted average number of common shares outstanding — basic	8,814	8,706
Net income per share — basic	$0.83	$0.31
Earnings Per Share - Diluted:
Net income	$7,336	$2,689

Weighted average number of common shares outstanding	8,814	8,706
Assumed exercise of stock options, restricted stock and restricted stock units, using the treasury stock method	196	201
Weighted average number of common and potential common shares outstanding — diluted	9,010	8,907
Net income per share — diluted	$0.83	$0.31

5.   LINE OF CREDIT

On November 14, 2008, the Company modified its Loan and Security Agreement with Silicon Valley Bank to extend the facility through November 13, 2009 and to increase the facility from $20.0 million to $40.0 million to support the Company’s routine letters of credit and working capital needs.  If the Company maintains a cash and investments balance of $60.0 million or greater, then the maximum amount available for borrowing under the facility is $40.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances.  If the Company’s cash and investment balance falls below $60.0 million for a period of 30 consecutive days, then the maximum amount available for borrowings under the facility is the lesser of (i) $40.0 million, or (ii) 80% of eligible domestic accounts receivable minus the amount of outstanding letters of credits adjusted for certain reserves and minus the principal balance of any advances.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.0% at June 30, 2009). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of June 30, 2009, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.   As of June 30, 2009, the Company had outstanding $38,431,000 in standby letters of credit against the Loan and Security Agreement with $1,569,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2009:

(In thousands)	June 30, 2009
Level 1 – Financial Assets
U.S. Treasury bills	$23,974
Level 2 – Financial Assets
Commercial paper	41,565
Money market funds	54,770
Corporate debentures/bonds	9,187
Total Level 2 Financial Assets	105,522
Total cash equivalents and short-term investments	$129,496

These investments are classified as available-for-sale and are recorded at their fair market value using the specific identification method. Realized gains and losses on the sale of securities available-for-sale are determined using the specific identification method and are reported as a separate component of other income in the Statements of Income. Unrealized gains and losses are included as a separate item in computing comprehensive income.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$54,770	$—	$—	$54,770
Commercial paper	41,565	—	—	41,565
Corporate debentures/bonds	9,188	14	(15)	9,187
Treasury bills	23,961	13	—	23,974
Total	$129,484	$27	$(15)	$129,496

Classified as:
Cash equivalents				$58,477
Short term investments				71,019
Total				$129,496

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state taxing authorities for the fiscal years ending March 31, 2005 through 2008.  The Company is under examination currently by the Internal Revenue Service for tax years 2006 and 2007. Management does not believe that the ultimate outcome of this examination will have a material impact on the Company’s financial position or results of operations.  The Company believes that there are no uncertain tax positions that required a reserve as of June 30, 2009.

8.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three months ended June 30, 2009 and June 30, 2008 is as follows:

	Three Months Ended
(In thousands)	June 30, 2009	June 30, 2008
Warranty accrual at beginning of period	$1,130	$1,671
Accruals for warranties issued during the period	308	509
Adjustment of preexisting accrual estimates	(455)	(202)
Warranty costs incurred during period	(175)	(267)
Warranty accrual at end of period	$808	$1,711

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Incorporated.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Incorporated during the lease term which expires in February 2011. Total remaining lease payments at June 30, 2009 totaled $664,000.  No accrual for this contingent liability has been recorded at June 30, 2009 as payment of this liability is considered remote.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the following: significant reductions or delays in procurements of our systems by the United States and other governments; disruption in the supply of any source component incorporated into our products; litigation seeking to restrict the use of intellectual property we use; potential product liability claims against us; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of our products to address such threats; the potential insufficiency of our resources, including human resources, capital, plant and equipment and management systems, to accommodate any future growth and any future delays in federal funding; and other factors discussed in “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission.

Overview

American Science and Engineering, Inc. develops and manufactures state-of-the-art X-ray inspection systems for homeland security and other critical defense applications.   The Company provides maintenance, warranty, research, engineering, and training services related to these solutions.

The Company’s primary technologies are: (1) Z Backscatter technology which is used to detect plastic explosives, illegal drugs, and other contraband even when artfully concealed in complex backgrounds; and (2) Shaped Energy X-ray inspection systems which combine the material discrimination features of Z Backscatter with the penetration capability of high-energy X-rays for dense cargos.

Net sales and contract revenues for the first quarter of fiscal 2010 increased by 38% to $54,692,000 compared to the first quarter of fiscal 2009 revenues of $39,494,000. The Company reported net income before taxes of $11,374,000 for the first quarter of fiscal

2010 compared to a net income before taxes of $4,202,000 for the first quarter of fiscal 2009.  Net income for the first quarter of fiscal 2010 was $7,336,000 ($0.81 per share, on a diluted basis) as compared to net income of $2,689,000 ($0.30 per share, on a diluted basis) for the first quarter of fiscal 2009.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2009 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on June 15, 2009. There have been no changes to our critical accounting policies during the three months ended June 30, 2009.

Results of Operations

Net revenues for the first quarter of fiscal 2010 increased by $15,198,000 to $54,692,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $11,842,000 in product sales, of which $9,600,000 relates to increased shipments of Z Backscatter™ systems.   In addition, there was an increase of $7,980,000 in CargoSearch™ system revenues due to the acceptance in the current quarter of a number of systems recognized on a completed contract basis.  These increases were offset by a decrease of $2,901,000 in ParcelSearch™ system revenues due to a decrease in the volume of shipments in the period and a decrease of $2,494,000 in contract research and development revenues as compared to the prior period attributable to the termination for convenience of one research and development contract which contributed $2,332,000 in revenues in the prior period.  Service revenues increased by $3,356,000 to $19,908,000 compared to the first quarter of fiscal 2009 due primarily to an increase in the volume of service contracts over the prior year related to the increase in install base over the prior year.

Total cost of sales and contracts for the first quarter of fiscal 2010 increased by $4,107,000 to $29,072,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $3,158,000 to $18,944,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 55% of revenues versus 69% of revenues for the corresponding period last year.  The resultant increase in gross margin percentage from the prior year is due primarily to the mix of products sold in the quarter and to our successfully controlling unit production costs on new builds. In the quarter ended June 30, 2009, 92% of product revenues were for our higher margin cargo and ZBV products as compared to 63% for the quarter ended June 30, 2008.   The cost of service revenues for the first quarter ended June 30, 2009 increased by $949,000 to $10,128,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 51% of revenues versus 56% for the corresponding period last year.  This increase in gross margin percentage from the prior year is due primarily to a reduction in material costs required to service systems under contract from the prior year.

Selling, general and administrative expenses for the first quarter of fiscal 2010 increased by $1,003,000 to $8,702,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 16% of revenues in the current period as compared to 19% for the corresponding period last year.  The increase in costs was primarily the result of an increase in legal fees ($726,000) associated with the patent litigation described under “Item 1 — Legal Proceedings” in Part II of this quarterly report, which was settled during the quarter, an increase in salaries and benefits associated primarily with increased headcount ($178,000), and an increase in incentive and stock compensation expense ($217,000).  These increases were offset slightly by decreased marketing and trade show costs ($99,000) from the prior period.

Company funded research and development expenses for the first quarter of fiscal 2010 increased by $2,243,000 to $5,806,000 as compared to the corresponding period last year.  Research and development expenses represented 11% of revenues in the current quarter compared to 9% for the corresponding period last year.  This increase was a planned expenditure in research and development activity as we continue to focus on new product development and product enhancements as a primary strategic goal.

Other income was $262,000 for the first quarter of fiscal 2010 as compared to $935,000 for the corresponding period a year ago.  This decrease in other income is attributable primarily to a decrease in interest and investment income attributable to lower interest rates as compared to the prior period.

We reported pre-tax income of $11,374,000 in the quarter ended June 30, 2009 as compared to pre-tax income of $4,202,000 in the corresponding period a year ago due to the factors described above.

Our projected effective tax rate for the quarter ended June 30, 2009 decreased to 35.5% from 36.0% for the corresponding period a year ago.  This decrease is due primarily to our receiving the benefit of certain research and development credits reinstated by the Internal Revenue Service in October of 2008.

We had net income of $7,336,000 during the first quarter of fiscal 2010 as compared to net income of $2,689,000 in the first quarter of fiscal 2009.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $35,133,000 to $70,286,000 at June 30, 2009 compared to $105,419,000 at March 31, 2009. This decrease is attributable primarily to a net increase of $34,635,000 in short-term investments as the Company shifted some maturing cash equivalents into short-term investments during the quarter.  The Company also expended $2,922,000 to repurchase outstanding shares of its common stock as part of its Stock Repurchase Program and paid $1,767,000 in dividends to shareholders as part of the Company’s quarterly dividend program.  Offsetting this was $4,925,000 in net cash provided by operating activities due mainly to the net income earned in the quarter, decreases in accounts receivable of $4,277,000 and increases in customer deposits of $4,638,000.  These operating cash inflows were offset by decreases in deferred revenue of $12,197,000 attributable primarily to revenue earned on prepaid system orders and other prepaid service contracts in the period and decreases in accrued expenses of $5,787,000 attributable primarily to the payment of incentive compensation which had been accrued for at our fiscal year end.

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

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.0% at June 30, 2009). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of June 30, 2009, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.  As of June 30, 2009 the Company had outstanding $38,431,000 in standby letters of credit against the Loan and Security Agreement with $1,569,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit.

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

As of June 30, 2009, the Company held short-term investments consisting of money market funds, commercial paper, treasury bills and corporate debentures/bonds. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 0.26% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.  To minimize this risk, we maintain a significant portion of our cash balances in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate.

ITEM 4 – CONTROLS AND PROCEDURES

a)   Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)   Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

On October 3, 2007, the Company commenced litigation in the United States District Court for the Eastern District of Virginia against AutoClear, LLC, and its affiliates Control Screening, LLC, and Scan-Tech Security, LP, for infringement of the Company’s United States Patent No. 5,313,511, seeking relief, including an injunction.  The Company subsequently added United States Patent No. 6,546,072 to the complaint; however, this patent was later withdrawn from the litigation. This case was settled in June of 2009 with the court holding that the defendants had infringed on the Company’s United States Patent No. 5,313,511.  Under the terms of the settlement agreement, the Company has granted the defendants a limited license under the patent commencing later this year.  Other terms of the settlement agreement are confidential.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business.  At the present time, it is not possible to predict the outcome of these matters; however, the Company currently believes that resolving these matters will not have a material adverse impact on its financial condition, results of operations or cash flows.

ITEM 1A — RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended March 31, 2009. There have been no material changes from the factors disclosed in our Form 10-K for the year ended March 31, 2009, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2008, the Board of Directors approved a Stock Repurchase Program which authorizes the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  As of June 30, 2009, the maximum dollar value of shares that may yet be purchased under this program is $23,807,000.

The following table provides information about our purchases during the quarter ended June 30, 2009 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2009	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
April 1 – April 30	43,799	$56.47	43,799
May 1 – May 31	7,500	59.86	7,500
June 1 – June 30	—	—	—
Total	51,299	$56.97	51,299

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: August 6, 2009	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002