Form 10-Q
period 2009-09-30
AMERICAN SCIENCE & ENGINEERING INC
filed 2009-11-05
CIK 5768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer☐	Accelerated filer ☒

Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of November 2, 2009 was 8,890,909.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	September 30, 2009	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$55,220	$105,419
Restricted cash and investments	1,009	35
Short-term investments, at fair value	92,101	36,384
Accounts receivable, net of allowances of $296 and $286 at September 30, 2009 and March 31, 2009, respectively	31,479	36,956
Unbilled costs and fees	1,814	6,316
Inventories	43,020	47,975
Prepaid expenses and other current assets	7,494	7,224
Deferred income taxes	1,321	1,807
Total current assets	233,458	242,116
Restricted cash and investments	858	—
Building, equipment and leasehold improvements, net	18,627	19,488
Deferred income taxes	5,463	5,290
Other assets, net	1,307	1,393
Total assets	$259,713	$268,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,119	$10,639
Accrued salaries and benefits	6,201	10,387
Accrued warranty costs	891	1,130
Accrued income taxes	1,683	63
Deferred revenue	11,832	28,003
Customer deposits	17,921	14,818
Current portion of lease financing liability	1,238	1,163
Other current liabilities	2,765	6,893
Total current liabilities	51,650	73,096
Lease financing liability, net of current portion	7,728	8,377
Other long term liabilities	2,956	4,748
Total liabilities	62,334	86,221

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 8,858,091 and 8,810,760 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	5,905	5,873
Capital in excess of par value	87,255	86,477
Accumulated other comprehensive income (loss) net	(36)	(47)
Retained earnings	104,255	89,763
Total stockholders’ equity	197,379	182,066
Total liabilities and stockholders’ equity	$259,713	$268,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net sales and contract revenues:
Net product sales and contract revenues	$42,189	$38,362	$76,973	$61,304
Net service revenues	19,059	17,931	38,967	34,483
Total net sales and contract revenues	61,248	56,293	115,940	95,787

Cost of sales and contracts:
Cost of product sales and contracts	21,790	22,082	40,734	37,868
Cost of service revenues	10,004	11,684	20,132	20,863
Total cost of sales and contracts	31,794	33,766	60,866	58,731
Gross profit	29,454	22,527	55,074	37,056

Expenses:
Selling, general and administrative expenses	8,009	7,394	16,711	15,093
Research and development costs	4,951	4,176	10,757	7,739
Total operating expenses	12,960	11,570	27,468	22,832
Operating income	16,494	10,957	27,606	14,224

Other income (expense):
Interest and investment income	138	685	303	1,636
Interest expense	(33)	(37)	(66)	(74)
Other, net	(18)	(104)	112	(83)
Total other income (expense)	87	544	349	1,479

Income before provision for income taxes	16,581	11,501	27,955	15,703
Provision for income taxes	5,886	4,140	9,924	5,653
Net income	$10,695	$7,361	$18,031	$10,050

Income per share - Basic	$1.21	$0.85	$2.04	$1.16
Income per share - Diluted	$1.18	$0.83	$2.00	$1.13
Weighted average shares — Basic	8,857	8,650	8,836	8,682
Weighted average shares — Diluted	9,064	8,893	9,037	8,901
Dividends declared per share	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
(In thousands)	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$18,031	$10,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,251	2,142
Provisions for contracts, inventory and accounts receivable reserves	948	935
Amortization of bond (discount) premium	207	(336)
Deferred income taxes	313	(1,173)
Stock compensation expense	2,658	2,238
Changes in assets and liabilities:
Accounts receivable	5,455	(11,332)
Unbilled costs and fees	4,502	3,865
Inventories	4,029	(2,605)
Prepaid expenses and other assets	(184)	(4,810)
Accounts payable	(1,520)	(1,790)
Accrued income taxes	1,620	2,823
Customer deposits	3,103	10,288
Deferred revenue	(17,945)	(1,943)
Accrued expenses and other liabilities	(8,099)	(92)
Sale of leased asset	—	116
Net cash provided by operating activities	15,369	8,376

Cash flows from investing activities:
Purchases of short-term investments	(102,178)	(38,943)
Proceeds from maturities of short-term investments	46,265	61,250
Purchases of property and equipment	(1,390)	(793)
Net cash (used for) provided by investing activities	(57,303)	21,514

Cash flows from financing activities:
Increase in restricted cash and investments	(1,832)	(16,088)
Proceeds from exercise of stock options	545	1,967
Repurchase of shares of common stock	(2,922)	(11,398)
Repayment of leasehold financing	(574)	(565)
Payment of common stock dividend	(3,539)	(3,509)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	57	331
Net cash used for financing activities	(8,265)	(29,262)

Net (decrease) increase in cash and cash equivalents	(50,199)	628
Cash and cash equivalents at beginning of period	105,419	52,418
Cash and cash equivalents at end of period	$55,220	$53,046

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

Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income	$10,695	$7,361	$18,031	$10,050
Other comprehensive income	11	(195)	11	(330)
Comprehensive income	$10,706	$7,166	$18,042	$9,720

Stock Repurchase Program

The Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market.   During the three months ended September 30, 2009, the Company did not purchase any shares under this Stock Repurchase Program.  During the quarter ended June 30, 2009, a total of 51,299 shares were repurchased at an average price of $56.97 per share.  As of September 30, 2009, the maximum dollar value of shares that may still be purchased under the program is $23,807,000.

Dividends

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Dividends declared	$0.20	$0.20	$0.40	$0.40
Dividends paid	$0.20	$0.20	$0.40	$0.40

On November 4, 2009, the Company’s Board of Directors declared a cash dividend of $0.20 per share. The dividend will be paid on December 3, 2009 to all shareholders of record at the close of business on November 23, 2009.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments and accounts and unbilled receivables.  At times, the Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The Company’s credit risk is managed by investing its cash in high quality U.S. treasury bills, high quality money market funds, commercial paper, investment grade corporate debentures / bonds and certificates of deposit.

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“FASB ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to generally accepted accounting principles (“GAAP”) in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In September 2006, the FASB issued FASB ASC 820-10, Fair Value Measurements and Disclosures.  FASB ASC 820-10 establishes a common definition for fair value to be applied, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about such fair value measurements. The Company adopted the required provisions of FASB ASC 820-10 that became effective in our first quarter of fiscal 2009. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the adoption of the required provisions of FASB ASC 820-10 see Note 6.

In February 2008, the FASB issued FASB ASC 820-10-65-1, Fair Value Measurements and Disclosures.  FASB ASC 820-10-65-1 delayed the effective date of FASB ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of FASB ASC 820-10 for nonfinancial assets and nonfinancial liabilities effective April 1, 2009.  The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued FASB ASC 260-10-55-76C, Earnings per Share — Implementation Guidance, effective for fiscal years beginning after December 15, 2008.  FASB ASC 260-10-55-55-76C clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of EPS pursuant to the two-class method. The Company adopted the provisions of FASB ASC 260-10-55-55-76C effective April 1, 2009 and calculated the impact of this adoption on prior periods.  The adoption of FASB ASC 260-10-55-55-76C did not have a material impact on reported earnings per share.

In June 2008, the FASB issued FASB ASC 815-40-15 Derivatives and Hedging. FASB ASC 815-40-15 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. FASB ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of FASB ASC 815-40-15 effective April 1, 2009.  The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock based awards made to employees and its Board of Directors in accordance with FASB ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of all compensation costs for stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest.

The Company recognized $1,438,000 and $1,273,000 of share-based compensation costs in the consolidated statements of income for the three months ended September 30, 2009 and September 30, 2008, respectively. The Company recognized $2,658,000 and $2,238,000 of share-based compensation costs in the consolidated statements of income for the six months ended September 30, 2009 and September 30, 2008, respectively. The income tax benefit recognized related to this compensation for the three months ended September 30, 2009 and September 30, 2008 was approximately $510,000 and $451,000, respectively. The income tax benefit related to this compensation for the six months ended September 30, 2009 and September 30, 2008 was approximately $940,000 and $788,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of income:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2009	2008	2009	2008
Cost of revenues	$199	$195	$408	$250
Selling, general and administrative	1,239	1,078	2,250	1,988
Total share-based compensation expense before tax	$1,438	$1,273	$2,658	$2,238

The Company uses the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term and (3) a risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate.

There were 63,993 and 57,407 options granted in the six month period ended September 30, 2009 and September 30, 2008, respectively.  The fair value of the options at date of grant was estimated with the following assumptions for grants made during the period presented:

	Six Months Ended
	September 30, 2009	September 30, 2008
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	2.4%	2.9%
Stock volatility	46%	49%
Dividend yield	1.24%	1.18%

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for non-employee directors, officers, and employees. The Company had the following stock option plans outstanding as of September 30, 2009: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares authorized under these plans. As of September 30, 2009, 372,640 shares remain available for future issuance under these plans.  Vesting periods are at the discretion of the Compensation Committee of the Board of Directors, or their designee, and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the six months ended September 30, 2009.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding at March 31, 2009	709,254	$44.47	5.69
Grants	63,993	64.28		$240,000
Exercises	(15,840)	34.37
Cancellations	(350)	53.55
Options outstanding at September 30, 2009	757,057	$46.35	5.34
Options exercisable at September 30, 2009	666,248	$44.17		$15,901,000

Information related to the stock options outstanding as of September 30, 2009 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$ 6.50 - $20.00	120,555	3.53	$12.44	120,555	$12.44
$ 20.01 - $30.00	70,384	4.75	28.15	70,384	28.15
$ 30.01 - $40.00	54,606	5.18	39.07	54,606	39.07
$ 40.01 - $50.00	95,333	5.72	45.46	95,333	45.46
$ 50.01 - $60.00	157,198	5.67	53.53	145,613	53.68
$ 60.01 - $67.98	258,981	6.05	64.59	179,757	64.89
$ 6.50 - $67.98	757,057	5.34	$46.35	666,248	$44.17

As of September 30, 2009, there was approximately $1,733,000 of unrecognized compensation costs related to options granted. The unrecognized compensation will be primarily recognized over a period of a weighted average of 1.2 years.   Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock which vests upon the achievement of certain performance based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually on January 10th each non-employee member of the Board of Directors is granted restricted stock. These restricted stock awards vest in equal monthly installments for each month of service performed.  The fair value of these restricted stock awards is equal to the market price per share of the Company’s common stock on the date of grant.

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 30, 2009 there was $6,084,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average of 1.5 years.

The following table summarizes the status of the Company’s non-vested restricted stock awards for the six months ended September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2009	137,687	$56.74
Granted	75,070	61.45
Vested	(50,020)	57.01
Forfeited	(200)	55.60
Outstanding at September 30, 2009	162,537	$58.83

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

The components of inventories at September 30, 2009 and March 31, 2009 were as follows:

(In thousands)	September 30, 2009	March 31, 2009
Raw materials, completed sub-assemblies, and spare parts	$21,467	$20,527
Work-in-process	13,632	13,911
Finished goods	7,921	13,537
Total	$43,020	$47,975

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options, restricted stock and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended September 30, 2009 and September 30, 2008, common stock equivalents of 94,000 and 269,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.  For the six months ended September 30, 2009 and September 30, 2008, common stock equivalents of 146,000 and 339,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income Per Share

Basic:
Net income	$10,695	$7,361	$18,031	$10,050
Weighted average number of common shares outstanding —basic	8,857	8,650	8,836	8,682
Net income per share —basic	$1.21	$0.85	$2.04	$1.16

Diluted:
Net income	$10,695	$7,361	$18,031	$10,050
Weighted average number of common shares outstanding	8,857	8,650	8,836	8,682
Assumed exercise of stock options and restricted stock units, using the treasury stock method	207	243	201	219
Weighted average number of common and potential common shares outstanding—diluted	9,064	8,893	9,037	8,901
Net income per share —diluted	$1.18	$0.83	$2.00	$1.13

Note:  Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in weighted share calculations.

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

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.0% at September 30, 2009). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of September 30, 2009, the Company was in compliance with these covenants.

The Company is currently in negotiations for a new facility expected to be finalized in November 2009 prior to the expiration of the current line.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.   As of September 30, 2009, the Company had outstanding $39,385,000 in standby letters of credit against the Loan and Security Agreement with $615,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. In addition at September 30, 2009, the Company had a restricted cash balance of $1,867,000 related to certain bank required deposits for outstanding letters of credit issued in excess of amounts available under its loan facility and other bank related fees.

6.   FAIR VALUE MEASUREMENTS

The Company has categorized our financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2009:

(In thousands)	September 30, 2009
Level 1 — Financial Assets
U.S. Treasury bills	$34,940
Level 2 — Financial Assets
Certificates of deposit	12,001
Commercial paper	23,985
Money market funds	32,335
Corporate debentures/bonds	21,175
Total Level 2 Financial Assets	89,496
Total cash equivalents and short-term investments	$124,436

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

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$32,335	$—	$—	$32,335
Certificates of deposit	12,001	—	—	12,001
Commercial paper	23,985	—	—	23,985
Corporate debentures/bonds	21,168	24	(17)	21,175
U.S. Treasury bills	34,924	17	(1)	34,940
Total	$124,413	$41	$(18)	$124,436

Classified as:
Cash equivalents				$32,335
Short term investments				92,101
Total				$124,436

7.   INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes and recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company evaluates the need for a valuation allowance against its net deferred tax assets at year end based upon its three year cumulative income and its projections of future income, and records a valuation allowance against any net deferred tax assets if it is more likely than not that they will not be realized.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and by state taxing authorities for the fiscal years ending March 31, 2006 through 2009.  The Company has recently completed an audit by the Internal Revenue Service for tax years 2006 and 2007. The results of this examination did not have a material impact on the Company’s financial position or results of operations.   The Company is currently under audit by the Massachusetts state taxing authorities for tax years 2007 and 2008.  Management does not believe that the ultimate outcome of this examination will have a material impact on the Company’s financial position or results of operations.  The Company believes that there are no uncertain tax positions that required a reserve as of September 30, 2009.

8.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three and six months ended September 30, 2008 and 2009 is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Warranty accrual - beginning of period	$808	$1,711	$1,130	$1,671
Accruals for warranties issued during the period	470	1,155	778	1,664
Adjustment of preexisting accrual estimates	(239)	(455)	(694)	(657)
Warranty costs incurred during the period	(148)	(195)	(323)	(462)
Warranty accrual — end of period	$891	$2,216	$891	$2,216

9.   LEASE COMMITMENTS

In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts.  As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space.  The Company was responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period under FASB ASC 840, Leases.  In January 2007, the Company amended this lease agreement to expand its lease to include the remaining available space in the building.  A total of $7,182,000 was capitalized to record the facility on its books with an offsetting credit to the lease financing liability.  In addition, amounts paid for construction were capitalized to fixed assets and the landlord construction allowances of $6,009,000 were recorded as additional lease financing liability.

At the completion of the construction of the initial renovations in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with FASB ASC 840-40, Leases — Sale-Leaseback Transactions.  Based on this review, it was determined that the lease did not qualify for sale-leaseback treatment in accordance with FASB ASC 840-40.  As a result, building and tenant improvement and associated lease financing liabilities remain on the Company’s books.  The lease financing liability is being amortized over the lease term based on the payments designated in the agreement and the building and tenant improvement assets are being depreciated on a straight line basis over the lessor of their useful lives or the lease term.

10.   COMMITMENTS AND CONTINGENCIES

Lease Liability

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Incorporated.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Incorporated during the lease term which expires in February 2011. Total remaining lease payments at September 30, 2009 totaled $564,000.  No accrual for this contingent liability has been recorded at September 30, 2009 as management believes the probability of payment of this liability is low.

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

A significant number of the Company’s contracts with the U.S. Government contain clauses permitting the government to terminate the contract for convenience upon certain terms and conditions, including partial payment to the Company for work performed. Included in deferred revenue at September 30, 2009 and March 31, 2009 was $5,181,000 and $4,341,000, respectfully, related to contracts with U.S Government agencies and subcontractors which may include these termination for convenience clauses.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” and similar expressions are intended to identify forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us up to, and including, the date of this report, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the following: significant reductions or delays in procurements of our systems by the United States and other governments; disruption in the supply of any source component incorporated into our products; litigation seeking to restrict the use of intellectual property we use; potential product liability claims against us; global political trends and events which affect public perception of the threat presented by drugs, explosives and other contraband; global economic developments and the ability of governments and private organizations to fund purchases of our products to address such threats; the potential insufficiency of our resources, including human resources, capital, plant and equipment and management systems, to accommodate any future growth and any future delays in federal funding; and other factors discussed in “Item 1A —Risk Factors” and elsewhere in this Form 10-Q. You should carefully review those factors and also carefully review the risks outlined in other documents that we file from time to time with the Securities and Exchange Commission or the SEC.

Overview

American Science and Engineering, Inc., which is referred to in this report as “we” or “the Company”, develops and manufactures state-of-the-art X-ray inspection systems for homeland security, force protection, and other critical defense applications.   We provide maintenance, warranty, research, engineering, and training services related to these solutions.

Our primary technologies are: (1) Z Backscatter™ technology which is used to detect plastic explosives, illegal drugs, and other contraband even when artfully concealed in complex backgrounds; and (2) Shaped Energy® X-ray inspection technology which combine the material discrimination features of the Z Backscatter™ technology with the penetration capability of high-energy X-rays for dense cargos.

Net sales and contract revenues for the second quarter of fiscal 2010 increased by 9% to $61,248,000 compared to the second quarter of fiscal 2009 revenues of $56,293,000. We reported net income before taxes of $16,581,000 for the second quarter of fiscal 2010 compared to net income before taxes of $11,501,000 for the second quarter of fiscal 2009.  Net income for the second quarter of fiscal 2010 was $10,695,000 ($1.18 per share, on a diluted basis) as compared to net income of $7,361,000 ($0.83 per share, on a diluted basis) for the second quarter of fiscal 2009.

For the six months ended September 30, 2009, net sales and contract revenues increased by 21% to $115,940,000 compared to the six months ended September 30, 2008 revenues of $95,787,000. We reported net income before taxes of $27,955,000 for the six months ended September 30, 2009 compared to a net income before taxes of $15,703,000 for the six months ended September 30, 2008.  Net income for the six months ended September 30, 2009 was $18,031,000 ($2.00 per share, on a diluted basis) as compared to net income of $10,050,000 ($1.13 per share, on a diluted basis) for the six months ended September 30, 2008.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2009 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on June 15, 2009. There have been no changes to our critical accounting policies during the six months ended September 30, 2009.

Results of Operations

Net revenues for the second quarter ended September 30, 2009 increased by $4,955,000 to $61,248,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $3,827,000 in product sales which was driven by a $6,688,000 increase in shipments of Z Backscatter™ systems.   This increase was offset by a decrease of $1,348,000 in ParcelSearch™ system revenues due to a decrease in the volume of shipments in the period and a decrease of $1,194,000 in contract research and development revenues as compared to the corresponding prior year period attributable to the termination for convenience of one research and development contract which contributed $1,600,000 in revenues in the prior period.  CargoSearch™ system revenues remained flat as compared to the prior year.  Service revenues increased by $1,128,000 to $19,059,000 compared to the second quarter of fiscal 2009 due primarily to an increase in the volume of service contracts over the corresponding prior year period related to the increase in install base over the prior year.

Net revenues for the six months ended September 30, 2009 increased by $20,153,000 to $115,940,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $15,669,000 in product sales, of which $16,288,000 relates to increased shipments of Z Backscatter™ systems.   In addition, there was an increase of $7,738,000 in CargoSearch™ system revenues due to the acceptance in the first quarter of a number of systems recognized on a completed contract basis.  These increases were offset by a decrease of $4,250,000 in ParcelSearch™ system revenues due to a decrease in the volume of shipments in the period and a decrease of $3,688,000 in contract research and development revenues as compared to the prior period attributable to the termination for convenience of one research and development contract which contributed $3,932,000 in revenues in the prior period.  Service revenues increased by $4,484,000 to $38,967,000 compared to the six months ended September 30, 2008 due primarily to an increase in the volume of service contracts over the prior year related to the increase in install base over the prior year.

Total cost of sales and contracts for the second quarter of fiscal 2010 increased by $1,972,000 to $31,794,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $292,000 to $21,790,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 52% of revenues versus 58% of revenues for the corresponding period last year.  The resultant increase in gross margin percentage from the prior year is due primarily to the mix of products sold in the quarter and to our successfully controlling unit production costs on new builds. In the three months ended September 30, 2009, 92% of product revenues were derived from our higher margin cargo and Z Backscatter Systems products as compared to 84% for the three months ended September 30, 2008.  These product lines experienced higher margins due to manufacturing and installation efficiencies associated with the higher volume throughput and cost reductions efforts expended in the prior fiscal year.   The cost of service revenues for the second quarter ended September 30, 2009 decreased by $1,680,000 to $10,004,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 53% of revenues versus 65% for the corresponding period last year.  This increase in gross margin percentage from the prior year is due primarily to a reduction in material costs required to service systems under contract from the prior year as well as a decrease in freight costs as the Company had incurred significant freight costs in the prior fiscal period while establishing certain international spare parts depots.

Total cost of sales and contracts for the six months ended September 30, 2009 increased by $2,135,000 to $60,866,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $2,866,000 to $40,734,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 53% of revenues versus 62% of revenues for the corresponding period last year.  The resultant increase in gross margin percentage from the prior year is due primarily to the mix of products sold in the period and to our successfully controlling unit production costs on new builds. In the six months ended September 30, 2009, 92% of product revenues were derived from our higher margin cargo and Z Backscatter Systems products as compared to 77% for the six months ended September 30, 2008.  These product lines experienced higher margins due to manufacturing and installation efficiencies associated with the higher volume throughput and cost reductions efforts expended in this past fiscal year.     The cost of service revenues for the six months ended September 30, 2009 decreased by $731,000 to $20,132,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 52% of revenues versus 61% for the corresponding period last year.  This increase in gross margin percentage from the prior year is due primarily to a reduction in material costs required to service systems under contract from the prior year as well as a decrease in freight costs as the Company had incurred significant freight costs in the prior fiscal period while establishing certain international spare parts depots..

Selling, general and administrative expenses for the second quarter of fiscal 2010 increased by $615,000 to $8,009,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses remained constant at 13% of revenue for the two periods.  The increase in selling, general and administrative expenses costs over the prior period was primarily the result of an increase in incentive and stock compensation expense ($515,000), an increase in sales and marketing related expenses ($229,000), an increase in salaries and benefits associated primarily with increased headcount ($137,000) and an increase in consulting fees ($137,000).  These expenses were partially offset by a decrease in legal fees ($432,000) associated with the patent litigation described under “Item 1 – Legal Proceedings” in Part II of this quarterly report, which was settled during the first quarter of this fiscal year.

Selling, general and administrative expenses for the six months ended September 30, 2009 increased by $1,618,000 to $16,711,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 14% of revenues in the current period compared to 16% for the corresponding period last year.   The increase in selling, general and administrative expenses costs over the prior period was primarily the result of an increase in incentive and stock compensation expense ($732,000), an increase in sales and marketing related expenses ($237,000), an increase in salaries and benefits associated primarily with increased headcount ($254,000) and an increase in legal fees ($295,000) associated with the patent litigation described under “Item 1 – Legal Proceedings” in Part II of this quarterly report, which was settled during the first quarter of this fiscal year.

Company funded research and development expenses for the second quarter of fiscal 2010 increased by $775,000 to $4,951,000 as compared to the corresponding period last year.  Research and development expenses represented 8% of revenues in the current quarter compared to 7% for the corresponding period last year.  This increase was attributable to a planned expenditure in research and development activity as we continue to focus on new product development and product enhancements as a primary strategic goal.

Company funded research and development expenses for the six months ended September 30, 2009 increased by $3,018,000 to $10,757,000 as compared to the corresponding period last year.  Research and development expenses represented 9% of revenues in the six months ended September 30, 2009 compared to 8% for the corresponding period last year.  This year to date increase was attributable to a planned expenditure in research and development activity as we continue to focus on new product development and product enhancements as a primary strategic goal.

Other income was $87,000 for the second quarter of fiscal 2010 as compared to $544,000 for the corresponding period a year ago.  This decrease in other income is attributable primarily to a decrease in interest and investment income attributable to lower interest rates and returns on investments as compared to the prior period.

Other income was $349,000 for the second quarter of fiscal 2010 as compared to $1,479,000 for the corresponding period a year ago.  This decrease in other income is attributable primarily to a decrease in interest and investment income attributable to lower interest rates and returns on investments as compared to the prior period.

We reported pre-tax income of $16,581,000 in the three months ended September 30, 2009 as compared to pre-tax income of $11,501,000 in the corresponding period a year ago and pre-tax income of $27,955,000 in the six months ended September 30, 2009 as compared to pre-tax income of $15,703,000 in the corresponding period a year ago due to the factors described above.

Our projected effective tax rate for the three and six months ended September 30, 2009 decreased to 35.5% from 36.0% for the corresponding periods a year ago.  This decrease in effective tax rate is due primarily to an increase in the manufacturing deduction for fiscal year 2010 that is partially offset by an increased disallowance of executive compensation.

We had net income of $10,695,000 for the second quarter of fiscal 2010 as compared to net income of $7,361,000 in the second quarter of fiscal 2009.   For the six months ended September 30, 2009, we had net income of $18,031,000 as compared to net income of $10,050,000 for the corresponding period last year. The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $50,199,000 to $55,220,000 at September 30, 2009 compared to $105,419,000 at March 31, 2009. This decrease is attributable primarily to a net increase of $55,913,000 in short-term investments as we transferred maturing cash equivalents into short-term investments during the year.  We also expended $2,922,000 to repurchase outstanding shares of its common stock as part of its Stock Repurchase Program and paid $3,539,000 in dividends to shareholders as part of our quarterly dividend program.  Offsetting this was $15,369,000 in net cash provided by operating activities due mainly to the net income earned in the period offset by certain non-cash items, decreases in accounts receivable and unbilled costs and fees of $9,957,000 due to the timing of certain milestone invoices and payments, decreases in inventory of $4,029,000 due to the increased shipments in the period, and increases in customer deposits of $3,103,000.  These operating cash inflows were offset by decreases in deferred revenue of $17,945,000 attributable primarily to revenue earned on prepaid system orders and other prepaid service contracts in the period and decreases in accrued expenses of $8,081,000 attributable primarily to the payment of incentive compensation and the payment of certain project related costs both of which had been accrued for at year end.

On November 14, 2008, we modified our Loan and Security Agreement with Silicon Valley Bank to extend the facility through November 13, 2009 and to increase the facility from $20.0 million to $40.0 million to support our routine letters of credit and working capital needs.  If we maintain a cash and investments balance of $60.0 million or greater, then the maximum amount available for borrowing under the facility is $40.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances.  If our cash and investment balance falls below $60.0 million for a period of 30 consecutive days, then the maximum amount available for borrowings under the facility is the lesser of (i) $40.0 million, or (ii) 80% of eligible domestic accounts receivable minus the amount of outstanding letters of credits adjusted for certain reserves and minus the principal balance of any advances.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.0% at September 30, 2009). The credit agreement is collateralized by certain of our assets and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of September 30, 2009, we were in compliance with these covenants.

We are currently in negotiations for a new facility expected to be finalized in November 2009 prior to the expiration of the current line.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.   As of September 30, 2009, we had outstanding $39,385,000 in standby letters of credit against the Loan and Security Agreement with $615,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. In addition at September 30, 2009, we had a restricted cash balance of $1,867,000 related to certain bank required deposits for outstanding letters of credit issued in excess of amounts available under its loan facility and other bank related fees.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The cash accounts for the Company’s operations in Hong Kong, England, the Netherlands, and Abu Dhabi are maintained in Hong Kong dollars, pounds sterling, Euros and dirham, respectively. The gains and losses from foreign currency transactions are included in the statements of operations for the period and were immaterial. A hypothetical 10% change in foreign currency rates would not have a material impact on the Company’s results of operations or financial position.

As of September 30, 2009, the Company held short-term investments consisting of U.S. treasury bills, money market funds, commercial paper, corporate debentures/bonds and certificates of deposit. The Company’s primary objective with its investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 0.379% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.  To minimize this risk, we maintain a significant portion of our cash balances in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

On October 3, 2007, the Company commenced litigation in the United States District Court for the Eastern District of Virginia against AutoClear, LLC, and its affiliates Control Screening, LLC, and Scan-Tech Security, LP, for infringement of the Company’s United States Patent No. 5,313,511, seeking relief, including an injunction.  This case was settled in June of 2009 with the court holding that the defendants had infringed on the Company’s United States Patent No. 5,313,511.  Under the terms of the settlement agreement, the Company has granted the defendants a limited license under the patent.  Other terms of the settlement agreement are confidential.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors approved a Stock Repurchase Program which authorizes the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  As of September 30, 2009, the maximum dollar value of shares that may yet be purchased under this program is $23,807,000.

During the quarter ended September 30, 2009, the Company did not purchase any securities under this Stock Repurchase Program.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of the Company held on September 10, 2009, the stockholders of the Company (1) elected Denis R. Brown, John A. Gordon, Hamilton W. Helmer, Ernest J. Moniz, Mark Thompson, Carl W. Vogt and Anthony R. Fabiano as directors of the Company to hold office for a one-year term; (2) voted to increase by 250,000 shares, the number of shares authorized to be issued under the 2005 Equity and Incentive Plan and (3) ratified the appointment of Caturano and Company, P.C., independent registered public accountants, as our independent auditors for the fiscal year ending March 31, 2010. The votes were as follows:

	Votes For	Votes Against	Abstentions	Broker Non- Votes

(1) Election of Directors:
Denis R. Brown	7,724,383	—	454,982	—
John A. Gordon	7,973,067	—	206,298	—
Hamilton W. Helmer	7,831,192	—	348,173	—
Ernest J. Moniz	7,947,763	—	231,602	—
Mark Thompson	7,843,068	—	336,297	—
Carl W. Vogt	7,602,357	—	577,008	—
Anthony R. Fabiano	7,836,876	—	347,489	—
(2) Increase in number of shares authorized to be issued under 2005 Equity and Incentive Plan	3,401,481	2,860,089	54,714	1,862,081
(3) Ratification of Caturano and Company, P.C., as independent auditors	8,114,938	42,211	22,204	12

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: November 5, 2009	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1

American Science & Engineering, Inc. 2005 Equity and Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-162291) filed on October 2, 2009 and incorporated herein by reference)

10.2	Form of Short Term Incentive Bonus Plan Document

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002