Form 10-K
period 2010-03-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2010-06-09
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6549

AMERICAN SCIENCE AND ENGINEERING, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2240991
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

829 Middlesex Turnpike,
Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)

(978) 262-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.66 2/3 par value)	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed using the closing sale price of common stock of $68.04 on September 30, 2009 was $595,557,000.

9,024,047 shares of registrant’s common stock were outstanding on May 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2010. Portions of such Proxy Statement are incorporated by reference in Part III.

AMERICAN SCIENCE AND ENGINEERING, INC.

FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2010

Z Backscatter ™, ZBV™, CargoSearch™, MobileSearch™,  Shaped Energy®, AS&E®, ParcelSearch™, Gemini™, Omniview™  Gantry, Sentry™ Portal, SmartCheck® Inspection System, Z Gantry™, Z Portal®  and all AS&E product names and the AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

CAUTIONARY STATEMENT

This Annual Report and the documents incorporated by reference contain forward-looking statements.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “should” and similar expressions are intended to identify forward-looking statements.  The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.  We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

•                  Legal enforcement agencies.

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

The Company’s objective is to distinguish itself from its competitors by offering innovative products which provide customers with superior threat detection and/or improved operating efficiencies. To achieve this objective, AS&E incorporates a variety of X-ray imaging and image processing technologies into its products.  A number of the Company’s products use our patented Z Backscatter technology.  Z Backscatter is a unique X-ray imaging technique that has distinct advantages for the detection of organic or low atomic number (Z) materials, such as plastic explosives, composite weapons, and illegal drugs even when concealed by complex backgrounds.

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

Transmission X-ray Technology:  Transmission images are created from X-rays that pass through the object that is being examined.  Medical X-ray images are a type of transmission X-ray.  In transmission imaging, the detector measures the relative intensity of the X-rays that pass directly through the object.  The degree to which X-rays are transmitted through an object is dependent upon the size of the X-ray source and the composition and quantity of the material in the path of the X-ray beam.  Low energy sources are used to scan smaller objects such as parcels and baggage, and high energy sources are used for scanning large densely packed items such as trucks and cargo containers.  Transmission X-ray images are useful for seeing “through” the object of interest.  A transmission image, however, represents an aggregate of all objects in the path on the beam and can therefore be difficult to interpret.

Z Backscatter Technology:   Most of the Company’s X-ray systems utilize AS&E’s patented Z Backscatter technology.  The term “Backscatter” refers to those X-rays that scatter off of the object under examination back toward the X-ray source.  Z Backscatter detectors capture these scattered X-rays which are then used to create easily readable, photo-like images.

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

Other Technologies:   Two other technologies employed by AS&E are Shaped Energy and Radioactive Threat Detection (RTD).  Shaped Energy technology is a specialized form of high energy transmission X-ray which is used in AS&E’s OmniView and MobileSearch HE (High-Energy) products.  Radioactive Threat Detection (RTD) is a technology which is used to detect radioactive materials in vehicles and is an option on selected AS&E detection systems.

Products and Systems

The Company’s products and services can be grouped into five different areas: CargoSearch Inspection Systems, Z Backscatter Systems, ParcelSearch and Personnel Screening Inspection Systems, Contract Research and Development, and Service and Support.

CargoSearch Inspection Systems: The CargoSearch family of systems includes non-intrusive inspection products which are primarily used for the screening of trucks, cars, cargo containers, pallets, and air cargo at locations including border crossings, seaports, military bases, airports, and cargo and transportation hubs. The CargoSearch systems are designed to combat trade fraud, drug trafficking, weapons smuggling, and terrorism. The CargoSearch family includes:

OmniView Gantry System:  a multi-view, relocatable high-energy cargo and vehicle inspection system.  This system combines 6 MeV high-energy transmission imaging and three Z Backscatter X-ray views for left, right and top-side imaging of cargo.  The OmniView Gantry System utilizes AS&E’s patented Shaped Energy technology to penetrate densely loaded cargo containers. Shaped Energy “shapes” the high energy spectrum to filter out non-essential radiation, making the system safe for operators and staff and eliminating the need for extensive exclusion zones.  High energy 6 MeV transmission X-rays can penetrate 14 inches (35 cm) of steel or 8.5 feet (260 cm) of oil, yet does not require heavy shielding, an exterior building, or standoff zones.   The Z Backscatter images are ideal for the detection of organic or “low Z” materials including explosives, drugs, alcohol, and tobacco that transmission X-rays alone can miss. The System’s multiple Z Backscatter views of the cargo improve detection while facilitating interpretation of the X-ray image.  The OmniView Gantry System’s scanning platform operates by moving on rails over stationary vehicles and cargo.  The system is bi-directional allowing for a throughput of approximately 25 trucks per hour.  OmniView Gantry is ideal for ports, borders, and high-threat facilities.

Z  Portal System:  a multi-view, high throughput, drive-through inspection system capable of scanning cargo and vehicles for threats and contraband.  The Z Portal System is available in two basic configurations: a large tunnel version for screening trucks, buses, and cargo containers; and a small tunnel version for scanning passenger vehicles. The relocatable Z Portal System can be installed with one, two or three Z Backscatter X-ray modules, allowing for left, right and/or top-side imaging of the vehicle under examination.  The images produced by the Z Portal System are ideal for the detection of organic materials including explosives, drugs, alcohol, tobacco, and stowaways.  The Z Portal System is well-suited for scanning vehicles at border crossings, high threat facilities, and other vehicle entry checkpoints.

Z Gantry System: a multi-view Z Backscatter inspection system capable of scanning cars, vans, trucks, and their cargo for concealed threats and contraband in a gantry configuration. The relocatable Z Gantry System is configured with three Z Backscatter imaging modules, allowing a left, right, and top view of the vehicle under examination.  The rail-mounted Z Gantry System moves over the top of stationary vehicles and cargo while scanning for threats and illegal goods such as stowaways, explosives, drugs, and alcohol.

Sentry Portal System: a high-throughput drive through transmission X-ray inspection system designed to screen cargo for security threats and contraband. The Sentry Portal System enables high volume scanning while producing a transmission image able to penetrate 12 inches (300 mm) of steel, sufficient for the inspection of even densely loaded cargo containers. The system employs an advanced cargo sensing subsystem that begins scanning only after the cab has passed to maintain a safe environment for vehicle drivers.

MobileSearch HE (High-Energy): a mobile inspection system for scanning trucks, cargo containers, and vehicles which utilizes both high energy transmission imaging and Z Backscatter imaging for superior contraband and threat detection. MobileSearch HE’s transmission imaging offers penetration of up to 12 inches (300 mm) of steel while the complementary Backscatter imaging highlights organic materials for improved detection of explosives, drugs and other contraband. Together, transmission and Backscatter imaging provide the most information about the contents of the cargo. The system can be used as a conventional mobile cargo scanner that drives past vehicles or containers to be scanned or in Backscatter-only mode, which allows MobileSearch HE to scan oversized or oddly-shaped cargo and to scan vehicles as they are driven past the system.

Z Backscatter Systems:  Z Backscatter Systems include single-sided imaging systems that use Z Backscatter imaging only.

Z Backscatter Van (ZBV): a mobile X-ray screening system built into a commercially available chassis.  ZBV utilizes Z Backscatter X-ray technology to produce photo-like images of the contents of a vehicle or cargo container, highlighting organic materials such as plastic explosives or other anomalies. With one-sided, backscatter-only imaging, security officials can use ZBV for screening vehicles, sea containers, and other cargo for terrorist threats, trade fraud, and contraband, simply by driving past the objects.   The ZBV can be equipped with Radioactive Threat Detection (RTD) capability.  With RTD, the ZBV can produce Z Backscatter images for general screening while simultaneously scanning the object for the presence of radioactive material.  The ZBV is available on a variety of chassis in several versions, including a militarized trailer configuration (ZBV Mil Trailer) that is designed for use by the U.S. military.

ParcelSearch and Personnel Screening Inspection Systems: ParcelSearch systems are designed for the non-intrusive X-ray scanning of parcels, baggage, and mail. These systems are primarily located in government facilities, airports, commercial office buildings, high-security federal facilities and convention centers.

Personnel screening is a crucial part of any threat detection effort.  Today, threats can take the smallest of forms and are often easily hidden on a person.  With the advent of suicide bombers, personnel screening has taken on an even more important role.  Personnel screening is also important in the effort to intercept prohibited substances, such as drugs and alcohol.

Gemini System:  a parcel and baggage inspection system which combines AS&E’s Z Backscatter technology with dual-energy transmission X-ray to provide enhanced detection for a wide range of threats.  Dual-energy transmission is best suited for the detection of threats such as guns and knives, and for identifying wires and other components of improvised explosive devices (IEDs). Z Backscatter imaging provides enhanced detection of organic materials such as explosives and narcotics, which may be missed by transmission-only systems in cluttered baggage.  In addition, the complementary photo-like Z Backscatter image makes it easier for security officers to interpret images, thus reducing analysis time and minimizing operator fatigue. The Gemini system is offered in a range of tunnel sizes to suit a range of customer applications.

SmartCheck System:  a personnel screening system for the effective screening for contraband and threats hidden under a person’s clothing.  The SmartCheck system simultaneously detects both metallic and non-metallic objects, such as guns and knives, plastic explosives, liquid explosives, composite weapons, drugs and other hidden threats and contraband.  Smartcheck’s Z Backscatter image gives the operator an easy-to-read display of where the threat or contraband is hidden, thus eliminating the need for intrusive and time-consuming pat-downs and strip searches.  The SmartCheck system employs proprietary advanced image processing algorithms to enhance privacy, while maintaining a high level of threat detection.

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

AS&E provides comprehensive technical training on all X-ray inspection systems. Our instructors specialize in current threat detection techniques and employ both classroom theory and hands-on training to help clients become expert users of AS&E equipment. Our technical training informs customers about detection technologies and best practices through demonstrations and field activities that simulate real-life threat and contraband encounters.  Technical training is included with each system sale and additional training for service and maintenance training, and other customized training courses are provided aftermarket to interested customers.

Component Availability

Critical material and subsystems are procured from both domestic suppliers and global supply partners.  These supply sources may be single sources of supply for certain components and the material provided can have extended lead times.  In response to expanding customer demand in the global security screening market, the Company has taken steps to mitigate sourcing risks by working closely with its suppliers to ensure future material and subsystem availability to support its production plans. In some cases, the Company has chosen to stock reserve material to ensure future availability. Efforts have also included identifying and qualifying second source suppliers for critical material and a number of key subsystems in support of its product lines. The Company currently does not expect to experience sustained difficulties in securing required material and subsystems to support its future business operations.

Intellectual Property

The Company relies on a combination of patent, copyright, trademark, and trade secret laws, and contractual provisions to protect its intellectual property.  In general, the Company pursues a policy of obtaining patent protection both in the United States and in selected foreign countries for subject matter we consider patentable and important to our business strategy.  As of March 31, 2010, the Company has in excess of 40 unexpired patents issued by the United States Patent and Trademark Office and multiple pending applications directed to a variety of technologies.  The Company also has been granted patents or pending applications in over 35 countries outside of the United States. A significant number of our patents have been issued in the last five years.

Generally, if pending on June 8, 1995, a patent issued in the United States is effective for the longer of 17 years from the date of issue or 20 years from the United States filing date of the earliest non-provisional application upon which the patent is based.  If filed after June 8, 1995, a patent is generally effective for a term of 20 years from the United States filing date of the earliest non-provisional application upon which the patent is based.  The duration of foreign patents varies in accordance with applicable local law. While the duration of our patents varies, we believe that the duration of our patents is adequate relative to the expected lives of our products. Although the Company believes the ownership of such patents, copyrights, and trademarks is an important factor in its business and that its success depends in part on the ownership thereof, the Company also relies on the innovative skills, technical competence, and marketing abilities of its personnel.

The Company also has various trademarks registered and pending registration with the United States Patent and Trademark Office, as well as marks registered and pending registration in various jurisdictions around the world.  Company patents and trademarks are reviewed regularly, and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees.  The Company has ongoing research and development efforts and expects to seek additional intellectual property protection in the future.

In addition to patents and pending patent applications, the Company uses trade secrets and proprietary know-how in our products. Any of our know-how or trade secrets not protected by a patent could be disclosed to, or independently developed by, a competitor.

The Company believes that its patents, proprietary technology, trade secrets, know-how, and trademarks provide substantial protection for the Company’s competitive position and the Company intends to aggressively protect its intellectual property assets, by litigation or other means, as appropriate.  We monitor the activities of our competitors and other third parties with respect to their use of intellectual property. In addition, we require our employees, consultants, outside collaborators, and certain distributors and suppliers to execute confidentiality and, where appropriate, non-competition agreements upon commencing employment or other relationships with us.  Nevertheless, there can be no assurances that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technology or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology.  Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries.  See “Item 3. Legal Proceedings” below.

Customers

The Company has a customer base consisting of government and commercial clients from both the United States and abroad. Domestically, the Company’s primary client base is comprised of agencies of the U.S. Government. Approximately 63%, 56%, and 55% of the Company’s total sales in fiscal 2010, 2009, and 2008, respectively, were derived from either (i) contracting directly with the U.S. Government, or (ii) contracting with contractors working directly with the U.S. Government. A significant number of the Company’s contracts with the U.S. Government provide the U.S. Government with the standard unilateral right to terminate these contracts for convenience. During fiscal 2010 one of the Company’s contracts and in fiscal 2009 two of the Company’s contracts with the U.S. Government were terminated in whole or in part for convenience by the U. S. Government.  These terminations did not result in any material losses to the Company.   The Company is heavily dependent upon sales to agencies of the U.S. Government and reductions or delays in procurement of the Company’s systems and services by these agencies may have a material adverse effect on the Company.

International sales, primarily to foreign governments, accounted for approximately 32%, 37%, and 36% of the Company’s total sales in fiscal 2010, 2009, and 2008 respectively, and continue to be a high priority for the Company as part of its long-term growth strategy. International sales entail longer sales cycles and project financing requirements; however the Company continues to focus on these sales as a means of broadening its customer base. The Company manages its overseas risk in a number of ways, including actively increasing the number of opportunities it is pursuing at any one time and obtaining downpayments and letters of credit to secure its international receivables. The majority of international contracts are bid in U.S. dollars. For those contracts that are bid in other currencies, the Company considers the need to engage in hedging contracts to control foreign exchange risk. In fiscal 2010, the Company entered into one foreign currency option contract to hedge currency risk in one region.  There were no hedging activities in fiscal 2009 or 2008.

In fiscal 2010, the Company had sales to two major customers, both agencies of the U.S. Government, which accounted for 24% and 12% of total sales, respectively.  In fiscal 2009, the Company had sales to two major customers, one agency of the U.S. Government and one international government, which accounted for 18% and 16% of total sales, respectively.  In fiscal 2008, the Company had sales to two major customers, both agencies of the U.S. Government, which accounted for 12% and 10% of total sales.  The loss of these significant customers could substantially reduce our revenues and our business and prospects could be harmed.

Sales Backlog

The Company’s firm (signed contracts) sales backlog was $195,729,000, $155,349,000, and $99,606,000 at March 31, 2010, March 31, 2009, and March 31, 2008, respectively.

A significant number of the Company’s contracts with the U.S. Government contain clauses permitting the government to terminate the contract for convenience upon certain terms and conditions, including partial payment to the Company for work performed. This right was exercised in fiscal 2010 by one U.S. Government agency and in fiscal 2009 by two U.S. Government agencies who were parties to the contract.  Total contracts with U.S Government agencies and subcontractors in the backlog were $89,610,000, $71,545,000, and $42,640,000, at March 31, 2010, 2009 and 2008, respectively. It is estimated that approximately 66% of the 2010 backlog will be converted to revenue within the fiscal year ending March 31, 2011.

Sales and Marketing

The Company’s products are marketed to corporate and governmental organizations through a sales force that contacts potential customers and responds to public tenders and other expressions of interest. This sales force includes Company personnel based in the United States and abroad, as well as independent representatives under contracts to sell in foreign countries.

Competition

The Company has many competitors in the homeland security X-ray detection market, including several large and well-established manufacturers of security equipment with financial and other resources greater than those of the Company. AS&E competes with approximately five other companies, who compete using a variety of methods including price, warranty coverage, and product performance.  Certain X-ray security system customers select such systems based largely on price. Other customers, including some agencies of the U.S. Government and certain users in countries with high levels of concern over security, tend to select systems based largely on detection capability.  Many of the Company’s systems offer premium performance and have in some cases been priced higher than competing systems. The Company believes that its patented and proprietary technology gives it a strong competitive position in the sale of security systems to customers concerned with performance and detection. The Company also believes that its strategy of concentrating on products with unique features, including Z Backscatter and Shaped Energy, and/or competitive pricing will give it a strong position to increase its sales of X-ray inspection systems. However, a number of companies have developed products that compete with the Company’s X-ray inspection products. (See “Item 1A.  Risk Factors” below)

Research and Development

The Company spent approximately $19,764,000 of its own funds for research and development during fiscal 2010, compared to $18,070,000 and $12,306,000 in fiscal 2009 and 2008, respectively. The fiscal 2010 research and development efforts were focused on new product development, researching new technologies, the development of new applications, and design modifications and enhancements to existing products.

In addition, the Company conducted government-sponsored research primarily focused on advances in X-ray systems, image analysis and integrated system development for security inspection problems. The Company recognized revenues of $2,306,000, $12,524,000 and $13,978,000 in fiscal 2010, 2009, and 2008, respectively for these efforts.  This decrease in contract research and development revenues in fiscal 2010 was due to one large contract being terminated for convenience by the government in the fourth quarter of fiscal 2009.   Many of the Company’s government sponsored research and development contracts provide for a fixed fee or a reimbursement of allowable costs plus a fixed fee. The Company’s contracts in these areas are obtained by submitting research and development proposals to various organizations, sometimes in response to requests for such proposals.

ISO 9001 Certification

In August 2009, the Company’s Quality Management System was recertified and upgraded to the ISO 9001:2008 Standard of the International Organization for Standardization.  American Science & Engineering has been an ISO 9001 registered company since 2000.   ISO 9001 is an internationally recognized quality management and assurance standard.  In qualifying, the Company met or exceeded the standards for establishing a quality management system for preventing non-conformity at every level of the product life cycle, from customer order, through development and production, to installation and support.  The Company believes that demonstrating continuous quality improvement is vital for building customer satisfaction and making business processes more efficient in order to enhance its competitive edge.

Personnel

As of March 31, 2010 the Company had 395 employees as compared to 375 employees at March 31, 2009.   It is the Company’s policy to have employees sign a non-compete and non-disclosure agreement as a condition of employment. None of the Company’s employees are represented by labor unions.

Financial Information about Foreign and Domestic Operations and Export Sales

Most export sales are transacted in U.S. dollars, and most are either secured by irrevocable letters of credit or paid in advance. The following table shows the breakdown of net sales and contract revenues to international and domestic customers based upon the customer’s country of domicile and the major regions of international activity. All assets are maintained within the United States with the exception of inventory depots, inventory in transit or awaiting installation and cash accounts maintained at foreign locations (approximately 2.6% of the Company’s assets at March 31, 2010).

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2010		2009		2008
Domestic	$163,873	68%	$138,240	63%	$107,021	64%
International	78,220	32%	80,127	37%	59,712	36%
Net Sales and Contract Revenues	$242,093	100%	$218,367	100%	$166,733	100%
Percent of International Revenue by Major Region:
Middle East & Africa		81%		85%		70%
Pacific Rim		8%		7%		14%
Europe		9%		8%		14%
All Other		2%		—%		2%

Our foreign operations involve certain risks, as discussed under “Item 1A.  Risk Factors” under the risk factor entitled “We conduct our business worldwide, which exposes us to a number of difficulties in coordinating our international activities and dealing with multiple regulatory environments, as well as risks associated with geopolitical and economic instability.”

Available Information

The Company’s principal executive offices are located at 829 Middlesex Turnpike, Billerica, MA 01821; telephone number 978-262-8700; corporate website www.as-e.com. We make available, free of charge through our website, our annual Form 10-K, current reports on Form 10-Q and Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as practicable. In addition, our reports, proxy and information statements and other information filed with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549 (1-800-SEC-0330), and are also available from the SEC’s website at www.sec.gov.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, in addition to other information included in this Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission.  If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Our reliance on a small number of customers for a large portion of our revenues could harm our business and prospects.  A number of contracts held by those customers may be terminated at the customer’s discretion.

Our business is dependent on sales to a small number of customers, which include agencies of the U.S. Government. During fiscal 2010, two customers accounted for 36% of our total revenues.  During fiscal 2009, two customers accounted for 34% of our total revenues and during fiscal 2008, two customers accounted for 22% of our total revenues.  We can provide no assurance that our existing customers will increase or maintain their level of demand for our products.

A significant number of our government contracts may be terminated at the government’s discretion. During fiscal 2010, one of our contracts with the U.S. Government was terminated for convenience by the U.S. Government.  During fiscal 2009, two of our contracts with the U.S. Government were partially terminated for convenience by the U.S. Government.  Although these terminations did not result in material losses to us, future contract terminations could negatively impact our results of operations.  The termination of our relationship with one or more of our significant customers or the reduction or delay of orders of our systems by these customers would substantially reduce our revenues, and our business and prospects may be harmed.

Our results of operations are affected by the overall economy and governmental spending.

Our results of operations may be materially adversely affected by the conditions in the global economy and the impact of those conditions on U.S. and foreign government spending. The global economic recession has caused extreme volatility and disruptions in the capital and credit markets, including a significant reduction in the availability of capital resources to many business enterprises. U.S. and foreign economies have experienced significant declines in employment, spending, household wealth and lending.  Businesses have faced, and may continue to face, weakened demand for their products and services, difficulty obtaining access to financing, increased funding costs, and barriers to expanding operations. U.S. and foreign government spending for programs involving products such as ours may be reduced or delayed, now or in the future, due to reduced tax revenues and other spending imperatives, including financial institution support and economic stimulus programs.  Economic and market conditions may continue to worsen and could negatively impact our results of operations.

Our business is dependent upon governmental policies and appropriations.

Our largest customers are government agencies and demand for our products is dependent upon national priorities and governmental initiatives. These priorities and initiatives are subject to change from time to time in response to the economic and political environment.   We are also exposed to budget approval and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions which are beyond our control. While the overall level of U.S. defense spending has increased in recent years for numerous reasons, we can give no assurance that such spending will continue to grow, or not be reduced. Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition.

Our lengthy sales cycle requires us to incur significant expenses with no assurance that we will generate revenue or recover such expenses.

A substantial portion of our sales depends upon the decision of governmental agencies to upgrade or expand security at border crossing inspection sites, existing airports, seaports and other facilities. Accordingly, a portion of our product sales is subject to delays associated with the lengthy approval processes that often accompany such capital expenditures. During these approval periods, we expend significant financial and managerial resources in anticipation of future orders that may not occur. If we fail to receive an order after expending these resources, we may be unable to generate sufficient revenue to recover the costs incurred and our business and prospects may be harmed.

We use estimates in recognizing revenues and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.

Revenues for certain of our contracts are recognized using the percentage-of-completion method based on progress towards completion, which requires estimates of total costs at completion. Estimating costs at completion on our long-term contracts, particularly due to the technical nature of the services being performed, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.

We conduct our business worldwide, which exposes us to a number of difficulties in coordinating our international activities and dealing with multiple regulatory environments, as well as risks associated with geopolitical and economic instability

Our revenues from international customers, including foreign governments, accounted for approximately 32%, 37% and 36% of our net revenues for the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008, respectively, and a significant number of domestic customer orders require shipments to, and services provided in, overseas locations. In addition, we transact business internationally with a number of our key suppliers. As a result of our worldwide business operations, we are subject to various risks, including:

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

• preference towards local suppliers;

• governmental currency controls;

• interruption of transportation flow for delivery of parts to us and finished goods to our customers;

• currency exchange rate fluctuations; and

• tariff regulations.

Although our international sales have been denominated primarily in U.S. dollars, changes in currency exchange rates that increase the relative value of the U.S. dollar may make it more difficult for us to compete with foreign manufacturers on price or otherwise have a material adverse effect on our sales and operating results.

Changes in governmental regulations may reduce demand for our products or increase our expenses.

We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as health and safety regulations. We develop, configure and market our products to meet our customers’ needs created by these regulations. Any significant change in these regulations could reduce demand for our products or increase our costs to comply with new regulations, both of which may adversely affect our operating results.

We could be prohibited from shipping our products to certain countries if we are unable to obtain U.S. government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business.

We must comply with U.S. laws regulating the export of our products. In some cases, explicit authorization from the U.S. government is needed to export our products. The export regimes and the governing policies applicable to our business are subject to change. We cannot provide assurance that such export authorizations will be available for our products in the future. If we cannot obtain required government approvals under applicable regulations, we may not be able to sell our products in certain international jurisdictions.

Our reliance on a limited number of suppliers for some key components and subsystems for our products could harm our business and prospects.

We rely on a number of suppliers to provide materials and subsystems for our products. We are reliant on a limited number of key international supply partners for core technology products, including subsystems with complex sub-tier supply chains.  In addition, certain material or subsystems used in our products may be available from a sole source or limited number of suppliers, increasing the risk of supply disruption. Although our products may be able to be redesigned to avoid using any sole source supplier, it would be expensive and time consuming to make such a change. If we change any of our suppliers, a qualification process would need to be completed and the affected product may require redesign, creating potential delays in product shipments.

Some of our suppliers may allocate material due to market demand for the products they produce or market constraints such as the global availability of raw materials. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. Many of our competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making our sources of supply unreliable for these critical materials. There is also the possibility that a key single source supplier may be acquired by or form a strategic alignment with a competitor, which could impact our ability to secure required materials.  If our supply of materials is disrupted, we cannot ensure that we would be able to find another supplier on a timely basis.

We depend on our subcontractors and suppliers to deliver material that is in full compliance with critical quality and specification requirements. Quality issues may affect the reliability and performance of our products, customer confidence, and adversely impact financial performance. Any difficulty in obtaining sufficient and timely delivery of conforming material could result in delays or reductions in product shipments that could materially and adversely affect our business, financial condition and consolidated results of operations. This in turn could also damage our reputation in the market and cause us to lose market share. We do not expect to experience sustained difficulties in securing required material and subsystems to support forward business operations.

Fluctuations in our operating results and unanticipated contract terminations may cause our stock price to fluctuate.

Given the nature of the markets in which we participate, and given the right of key customers to terminate contracts at their discretion, we cannot reliably predict future revenue and profitability. A high proportion of our costs are fixed, due in part to our significant sales, research and development, and manufacturing costs. As a result of our fixed costs, declines in revenue could disproportionately affect our operating results and stock price at any time. Factors that may affect our quarterly operating results and the market price of our common stock include:

• demand for and market acceptance of our X-ray inspection systems;

• lengthy sales cycles and the effect of large orders;

• termination of contracts and contractual awards at the customer’s convenience;

• changes in political agendas or national priorities;

• adverse changes in the level of economic activity in regions in which we do business;

• political unrest in the regions where we transact business;

• adverse changes in industries on which we are particularly dependent;

• competitive pressures resulting in lower selling prices for our products;

• delays or problems in the introduction of new products;

• our competitors’ announcement or introduction of new products, services or technological innovations;

• variations in our product mix;

• the timing and amount of our expenditures in anticipation of future sales;

• increased costs of raw materials or supplies; and

• changes in the volume or timing of product orders.

We could incur substantial costs as a result of liability claims and adverse publicity if our X-ray inspection systems fail to detect bombs, explosives, weapons, contraband or other threats to personal safety.

If our X-ray inspection systems fail to detect the presence of bombs, explosives, weapons, contraband or other threats to personal safety, we could be subject to product and other liability claims and negative publicity, which could result in increased costs, reduced sales, and a decline in the market price of our common stock. There are many factors beyond our control that could result in the failure of our products to detect the presence of bombs, explosives, weapons, contraband or other threats to personal safety. Examples of these factors include operator error or misuse of or malfunction of our equipment. The failure of our systems to detect the presence of these dangerous materials may lead to personal injury, loss of life, and extensive property damage and may result in potential claims against us.

Our insurance may be insufficient to protect us from product liability claims.

Our product liability and umbrella liability insurance may be insufficient to protect us from product liability claims. Moreover, there is a risk that product liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims exceed our current or available insurance coverage, our business and prospects may be harmed. Regardless of the adequacy of our product liability insurance protection, any significant claim may have an adverse affect on our industry and market reputation, leading to a substantial decrease in demand for our products and reduced revenues.

We may not be able to fund our research and development activities.

We generate funds for our research and development activities from operations, private sources and the government. We may be unable to generate the funds necessary to support our research and development activities if we do not generate sufficient funds from operations, other potential private sources, or the government. We may not successfully compete with other companies and research institutions for government funding and funding from other private sources. Additionally, government-funding priorities are subject to frequent changes. For example, in fiscal 2010, 2009, and 2008, we recorded $2,306,000, $12,524,000, and $13,978,000, respectively, for government-sponsored research and development. There is no guarantee that we will receive funds for government-sponsored research in the future. If we are unable to fund our research and development activities through our operations or from outside sources, we may be unable to continue to innovate or bring our innovations to market on a timely or cost effective basis, or our innovations may be surpassed by other competitors or new technologies.

Our success depends on new product development.

Our continuing research and development program is designed to develop new products and to enhance and improve our current products. We plan to expend significant resources on the development of our new products. The successful development of our products and product enhancements is subject to numerous risks, both known and unknown, including:

• unanticipated delays;

• access to capital;

• budget overruns;

• technical problems; and

• other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of new products and product enhancements, including for example, changes requested or required by governmental and regulatory agencies.

Given the uncertainties inherent with product development and introduction of X-ray inspection systems, we cannot assure that our product development efforts will be successful on a timely basis or within budget, if at all. Our failure to develop new products and product enhancements on a timely basis or within budget would harm our business and prospects.

Our success depends upon our ability to adapt to rapid changes in technology and customer requirements.

The market for our products has been characterized by rapid technological changes, frequent product introductions and evolving industry standards and customer requirements. We believe that these trends will continue into the foreseeable future. Our success will depend, in part, upon our ability to enhance our existing products, successfully develop new products that meet changing customer and regulatory requirements and gain market acceptance. If we fail to do so, our products may be rendered obsolete or noncompetitive by new industry standards or changing technology, in which case our revenue and operating results would suffer. In developing any new product, we may be required to make a substantial investment before we can determine the commercial viability of the new product. If we fail to accurately foresee our customers’ needs and future activities, we may invest heavily in research and development of products that do not lead to significant revenue.

We may not be able to compete successfully.

A number of companies have developed products that compete with our X-ray inspection products. Many of our competitors are larger and have greater financial resources. Some of our competitors have more extensive research, marketing and manufacturing capabilities and greater technical and personnel resources, and may be better positioned to continue to improve their technology in order to compete in an evolving industry. Our failure to compete successfully could decrease demand for our products or make our products obsolete.

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

To remain competitive, we must develop new products and periodically enhance our existing products in a timely manner. We recognize that we may have to adjust the prices of some of our products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

Our business could be harmed if we are unable to protect our intellectual property.

We rely on a combination of trade secrets, patents, trademarks, copyrights and confidentiality procedures to protect our technology. Despite our efforts, the steps we have taken to protect our technology may be inadequate. Existing trade secret, patent, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented.  In addition, others may develop substantially equivalent or superseding proprietary technology, or competitors may offer equivalent products in competition with our products, thereby substantially reducing the value of our proprietary rights. The laws of some foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States. We cannot assure that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation of our technology. Our inability to protect our intellectual property could have a negative impact on our operations and financial results.

Our business may be materially and adversely affected by infringement claims initiated by us or our competitors.

Initiating or defending against the enforcement of our intellectual property rights may result in significant, protracted, and costly litigation. We have previously been involved in various litigations involving our intellectual property and have been successful in protecting such interests to date. We expect intellectual property disputes to be an ordinary part of our business for the foreseeable future. We may initiate claims or litigation against third parties for infringement of our intellectual property rights, or to establish the validity of our property rights. There can be no assurance that we will prevail in any such action. Litigation by or against us could result in significant expense and divert the efforts of technical and management personnel, whether or not such litigation results in a favorable outcome for us. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes, or obtain licenses for the infringing technology. If a license were required, we cannot assure that we would be able to obtain one on commercially reasonable terms, if at all. We cannot assure that we will be successful in developing non-infringing technology or that the cost or time required to develop such technology will be reasonable.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology could harm our ability to effectively operate our business.

Our ability to effectively manage and maintain our inventory and internal reports, and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning, production management, and other information systems. The failure of these systems to operate effectively or to integrate with other systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate any such failure, problem or breach.

Our success depends on our ability to attract and retain qualified management professionals.

Our future success depends in large measure upon the continued contributions of our senior management team and other key personnel.  We cannot guarantee that we will be able to attract and retain key personnel or executive management in sufficient numbers, with the requisite skills or on acceptable terms necessary or advisable to support our continued growth.  If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

Existing external financing may not be available in the future.

We may require additional capital to finance continuing operations. We cannot assure that operations will continue to be profitable, that we will generate levels of revenues and cash flows sufficient to fund operations, or, if necessary, that we will be able to obtain additional financing on satisfactory terms, if at all. Any existing financing arrangements may not be available or sufficient to meet our cash needs or may not be available in the future, or, if available, at a cost that we believe is reasonable.

Future sales of our common stock by existing stockholders could depress the market price of our common stock.

Substantially all of our outstanding shares of common stock are freely tradable without restriction or further registration. Affiliates must sell all shares they own in compliance with the volume and other requirements of Rule 144. Nevertheless, sales of substantial amounts of common stock by our stockholders, or even the potential for such sales, may cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of our equity securities.

The volatility of our stock price could adversely affect an investment in our common stock.

The market price of our common stock has been, and may continue to be, highly volatile. We believe that a variety of factors could cause the price of our common stock to fluctuate, perhaps substantially, including:

• announcements of developments related to our business;

• quarterly fluctuations in our actual or anticipated operating results and order levels;

• general conditions in the worldwide economy;

• announcements of technological innovations;

• new products or product enhancements by us or our competitors;

• developments in patents or other intellectual property rights and litigation; and

• developments in our relationships with our customers and suppliers.

In recent years the stock market in general, and the markets for shares of small capitalization and “high-tech” companies, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock.

Provisions in our articles of organization and our shareholder rights plan may have the effect of discouraging advantageous offers for our business or common stock, and limit the price that investors might be willing to pay in the future for shares of our common stock.

Provisions in our articles of organization and our shareholder rights plan may have the effect of discouraging or preventing a change in control. These provisions could limit the price that acquirers might be willing to pay in the future for shares of our common stock. Specifically, our articles of organization authorize our Board of Directors to issue up to 100,000 shares of preferred stock in one or more series, to fix certain rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock, to fix the number of shares constituting any such series, and to fix the designation of any such series, without further vote or action by our shareholders. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of common stock and thereby reduce the value of our common stock. We have no present plans to issue shares of preferred stock. We have in place a shareholder rights plan, which was renewed in April of 2008, under which our stockholders are entitled to purchase shares of our preferred stock under certain circumstances. These circumstances include the purchase of 15% or more of the outstanding shares of common stock by a person or group, or the announcement of a tender or exchange offer to acquire 15% or more of the outstanding common stock. The shareholder rights plan may have the effect of impeding or preventing certain types of transactions involving a change in control of us that could be beneficial to the stockholders.

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

None.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol ASEI. The market price range for the common stock for the last two fiscal years as reported on the NASDAQ Global Market is as follows:

Fiscal Year	Quarter Ended	High	Low
2010	March 31, 2010	$84.49	$72.81
	December 31, 2009	$81.59	$63.01
	September 30, 2009	$71.29	$60.00
	June 30, 2009	$69.99	$53.66

2009	March 31, 2009	$83.22	$49.29
	December 31, 2008	$77.05	$50.26
	September 30, 2008	$73.99	$49.09
	June 30, 2008	$56.79	$42.10

Holders

As of June 1, 2010, there were approximately 589 holders of record of the Company’s common stock.

Common Stock Dividends

In May of 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.   Common stock cash dividends declared during the fiscal years ended March 31, 2010 and March 31, 2009 were as follows:

Date Declared	Dividend per common share
May 13, 2009	$0.20
August 6, 2009	0.20
November 5, 2009	0.20
February 9, 2010	0.30
Fiscal year ended March 31, 2010	$0.90

May 13, 2008	$0.20
August 8, 2008	0.20
November 10, 2008	0.20
February 9, 2009	0.20
Fiscal year ended March 31, 2009	$0.80

On May 11, 2010, the Company declared another quarterly dividend of $0.30 for holders of record on May 24, 2010 to be paid June 3, 2010.  Future dividend payments will depend on our earnings, capital requirements, financial condition and capital needs and other factors considered relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans and the common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of March 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights as of March 31, 2010 (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2010 (excluding securities reflected in column (a)) (c)
1995 Combination Plan	5,500	$13.28	—
1999 Combination Plan	35,134	20.58	—
2000 Combination Plan	40,210	27.63	—
2002 Combination Plan	85,136	27.38	1,300	(1)
2003 Stock Plan for Non-Employee Directors	82,520	47.36	—
2005 Equity and Incentive Plan	344,195	58.63	364,272	(2)
Equity compensation plans not approved by security holders:
1997 Non-Qualified Option Plan	3,000	39.06	—
1998 Non-Qualified Option Plan	18,239	42.47	—
Total	613,934	$47.60	365,572

(1)                     Shares under the 2002 Combination Plan may be issued in the form of incentive stock options or non-qualified stock options.

(2)                     Shares under the 2005 Equity and Incentive Plan may be issued in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.

Purchases of Equity Securities

On May 17, 2007, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  This Stock Repurchase Program was completed in the first quarter of fiscal 2009.  On May 13, 2008, the Board of Directors approved an additional Stock Repurchase Program which authorized the Company to repurchase up to another $35 million in shares of its common stock from time to time on the open market. As of March 31, 2010, the remaining balance available under the program to purchase shares was $23,807,000.  The Company made no repurchases of equity securities in the quarter ended March 31, 2010.

Stock Performance Graph

The following chart graphs the performance of the cumulative total return to shareholders (stock price appreciation plus dividends, if applicable) during the previous five years in comparison to the returns of the Standard & Poor’s 500 Composite Stock Price Index (“S&P500”) and the S&P SmallCap 600 Index.  The S&P SmallCap 600 Index is a published index which measures the performance of small-cap companies which meet certain financial metrics.  The Company was added to the S&P SmallCap 600 Index in January of 2009.

Note:                  Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year (and reinvestment of dividends) in the Company’s common stock, Standard & Poor’s 500 Composite Stock Price Index, and the S&P SmallCap 600 Index.

The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.  The results below are not necessarily indicative of the results to be expected for any future periods.

(Dollars in thousands,	Fiscal Year
except per share amounts)	2010	2009	2008	2007	2006
Net sales and contract revenues	$242,093	$218,367	$166,733	$153,186	$163,604
Net income	36,176	28,353	17,478	24,610	29,786
Income per share—diluted	3.97	3.18	1.87	2.38	3.27
Total assets	299,853	268,287	235,534	221,725	173,389
Long-term obligations	14,380	13,125	13,298	14,610	14,298
Stockholders’ equity	221,768	182,066	166,072	167,698	130,198
Dividends per common share	$0.90	$0.80	$0.60	$—	$—

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

Our primary technologies are: (1) Z Backscatter technology which is used to detect plastic explosives, illegal drugs, and other contraband even when artfully concealed in complex backgrounds; and (2) Shaped Energy X-ray inspection technology which combines the material discrimination features of the Z Backscatter technology with the penetration capability of high-energy transmission X-rays for dense cargos.

Net sales and contract revenues for fiscal 2010 increased by 11% to $242,093,000 compared to fiscal 2009 revenues of $218,367,000. We reported income before taxes of $54,846,000 in fiscal 2010 compared to an income before taxes of $43,700,000 in the previous fiscal year. Net income for fiscal 2010 was $36,176,000 ($3.97 per share, on a diluted basis) as compared to a net income of $28,353,000 ($3.18 per share, on a diluted basis) in fiscal 2009. Backlog at March 31, 2010 was $195,729,000, a 26% increase from the year-end backlog of $155,349,000 reported at March 31, 2009.

2010 Compared to 2009

Results of Operations    Total net sales and contract revenues of $242,093,000 in fiscal 2010 increased by $23,726,000 or 11% from the previous year. Revenues related to product sales and contracts increased by $22,779,000 or 16% due to the following factors.  CargoSearch system revenues increased by $17,279,000 over the previous year as the volume of system installation and acceptances increased over the previous year.  The number of customers receiving CargoSearch systems in the current year also increased as the client base for these products expanded on increased orders.  Z Backscatter system revenues increased by $15,679,000, attributable to sales of our ZBV Militarized Trailer system introduced in fiscal 2009 and an increase in number of units sold to both international customers and to the U.S. Government and the Department of Defense.  These revenue increases were offset by a decrease in contract research and development (CRAD) revenues of $9,925,000 as one large CRAD contract terminated in the fourth quarter of the prior fiscal year.  ParcelSearch System sales decreased $936,000 from the prior year due to a decrease in the number of units delivered in the current year.  Service revenues increased in fiscal 2010 by $947,000 or 1% to $76,383,000 due primarily to new service contracts entered into in the current year on the increased installed base.

In fiscal 2010, 68% of our revenues were from domestic (based upon the customer’s country of domicile) customers as compared to 63% in fiscal 2009. In fiscal 2010, we had sales to two customers which accounted for 36% of total sales.  In fiscal 2009, we had sales to two customers which accounted for 34% of total sales.

Cost of sales and contracts of $131,023,000 in fiscal 2010 increased by $5,621,000 or 4% from the previous year. Cost of product sales and contracts of $91,554,000 increased by $8,480,000 or 10% as compared to the prior year. Cost of product sales and contracts totaled 55% of revenues in fiscal 2010 as compared to 58% of revenues in fiscal 2009. This decrease in costs as a percentage of revenue is due primarily to an increase in shipments of higher margin Z Backscatter systems over the prior year and improved margins on CargoSearch system projects with higher per unit revenues and decreased per unit costs as we overcame the learning curve and streamlined the production of the new products introduced in the past two years.   The cost of service revenues decreased $2,859,000 or 7% from the prior year. Cost of service revenues totaled 52% of revenues in fiscal 2010 as compared to 56% of revenues in fiscal 2009.  This decrease in costs as a percentage of revenue is due primarily to improved performance of units under contract resulting in reduced replacement material costs from the prior year.

Selling, general and administrative expenses in fiscal 2010 increased by $4,111,000 to $36,982,000 as compared to fiscal 2009 and represented 15% of revenues in both fiscal 2010 and fiscal 2009. This increase in spending can be attributed to increased incentive compensation costs ($2,100,000) as we achieved certain incentive compensation goals in the current year, increased payroll and payroll related costs ($867,000) due to increased headcount, increased marketing and bid and proposal related costs ($985,000) and increased consulting costs ($433,000) as we utilized additional marketing consultants in the current year.  These expenses were offset in part by a decrease in legal fees ($509,000) due to the settlement in the current year of some patent litigation, and a decrease in accounting fees ($181,000) as we reduced certain outsourced accounting and compliance activities.

Company-funded research and development spending increased by $1,694,000 to $19,764,000 in fiscal 2010 which is a 9% increase as compared to the $18,070,000 spent in fiscal 2009.  Research and development spending represented 8% of revenues in both fiscal 2010 and fiscal 2009. The fiscal 2010 research and development efforts were focused on new product development, new technologies,  the development of new applications, and design modifications and enhancements to existing products.

Other income (expense) was $522,000 in income in fiscal 2010 as compared to $1,676,000 in income in fiscal 2009. Interest and investment income decreased by $1,687,000 due to reduced yields on all investments and a need to move to more conservative, shorter term, lower yield investments as a result of the economic recession.

We reported pre-tax income of $54,846,000 in fiscal 2010 as compared to a pre-tax income of $43,700,000 in the previous fiscal year primarily due to the items noted above. We recorded income tax expense of $18,670,000 in fiscal 2010 as compared to $15,347,000 in the prior fiscal year.  Our effective tax rate was 34.0% in fiscal 2010 as compared to 35.1% in fiscal 2009.  This decrease in rate can be attributed to a decrease in state taxes attributable to changes in state apportionment and other state tax planning activities offset by an increase in non-deductible stock compensation expense and an establishment of a valuation reserve on certain state tax credits.

We reported net income of $36,176,000 in fiscal 2010 as compared to net income of $28,353,000 in fiscal 2009.

2009 Compared to 2008

Results of Operations    Total net sales and contract revenues of $218,367,000 in fiscal 2009 increased by $51,634,000 or 31% from the previous year. Revenues related to product sales and contracts increased by $39,766,000 or 39% due to the following factors.  Z Backscatter system revenues increased by $24,037,000 attributable to an increase in number of units sold to new international customers and to the U.S. Government and Department of Defense.  CargoSearch system revenues increased by $13,432,000 due to primarily to one large multi-unit order received during the year and an increased volume of sales of new products introduced in fiscal 2008.  Aftermarket parts sales increased by $5,066,000 on higher order volume. Contract research and development revenues remained relatively constant year over year.  These revenue increases were offset by a decrease in ParcelSearch System sales of $3,029,000 from fiscal 2008 as one large multi-unit order of parcel systems in fiscal 2008 was not repeated in fiscal 2009. Service revenues increased in fiscal 2009 by $11,868,000 or 19% to $75,436,000 due primarily to large service contracts sold during fiscal 2009 for products sold internationally in fiscal 2009 not covered by a labor warranty and for products sold in fiscal 2008 whose warranties expired during fiscal 2009.

In fiscal 2009, 63% of our revenues were from domestic (based upon customer’s country of domicile) customers as compared to 64% in fiscal 2008. In fiscal 2009, we had sales to two customers which accounted for 34% of total sales.  In fiscal 2008, we had sales to two customers which accounted for 22% of total sales.

Cost of sales and contracts of $125,402,000 in fiscal 2009 increased by $18,419,000 or 17% from the previous year. Cost of product sales and contracts of $83,074,000 increased by $12,661,000 or 18% as compared to fiscal 2008. Cost of product sales and contracts totaled 58% of revenues in fiscal 2009 as compared to 68% of revenues in fiscal 2008. This decrease in costs as a percentage of revenue is due primarily to an increase in shipments of higher margin Z Backscatter systems over fiscal 2008 and improved margins on CargoSearch system projects with higher per unit revenues and decreased per unit costs as we overcame the learning curve and streamlined the production of the new products introduced in the past two years.   The cost of service revenues increased $5,758,000 or 16% from fiscal 2008. Cost of service revenues totaled 56% of revenues in fiscal 2009 as compared to 58% of revenues in fiscal 2008.  This decrease in costs as a percentage of revenue is due primarily to improved performance of units under contract resulting in reduced replacement material costs from fiscal 2008.

Selling, general and administrative expenses in fiscal 2009 increased by $6,650,000 to $32,871,000 as compared to fiscal 2008 and represented 15% of revenues in fiscal 2009 as compared to 16% of revenues in fiscal 2008. This increase in spending can be attributed to increased incentive compensation costs ($4,611,000) as we achieved certain incentive compensation goals in fiscal 2009, increased payroll and payroll related costs ($1,180,000) due to increased headcount  and the accrual of certain severance payments, increased marketing related costs ($540,000) as we increased trade shows and demos to introduce new product offerings, and increased legal fees ($1,499,000) related primarily to on-going patent litigation.  In addition, in fiscal 2008 there was a write-down of a note receivable of $1,608,000 that was deemed uncollectible.

Company-funded research and development spending increased by $5,764,000 to $18,070,000 in fiscal 2009, a 47% increase as compared to the $12,306,000 spent in fiscal 2008.  Research and development spending represented 8% of revenues in fiscal 2009 as compared to 7% of revenues in fiscal 2008. Fiscal 2009 costs increased during the year as we hired additional engineering resources to focus on our strategic development efforts.  The fiscal 2009 research and development efforts were focused on new product development, the development of new applications, and design modifications and enhancements to existing products.

Other income (expense) was $1,676,000 in income in fiscal 2009 as compared to $6,262,000 in income in fiscal 2008. Interest and investment income decreased by $4,454,000 due to reduced yields on all investments and a need to move to more conservative, shorter term, lower yield investments as a result of the current economic recession.

We reported pre-tax income of $43,700,000 in fiscal 2009 as compared to a pre-tax income of $27,485,000 in the previous fiscal year primarily due to the items noted above. We recorded income tax expense of $15,347,000 in fiscal 2009 as compared to $10,007,000 in the prior fiscal year.  Our effective tax rate was 35% in fiscal 2009 as compared to 36% in fiscal 2008.  This decrease in rate can be attributed to  the increase in manufacturing and research and development credits available in fiscal 2009 due in part to the reinstatement of  certain research and development tax credits during this fiscal year by the federal government  and to a decrease in non-deductible stock compensation expense,.

We reported net income of $28,353,000 in fiscal 2009 as compared to net income of $17,478,000 in fiscal 2008.

Liquidity and Capital Resources

Cash and cash equivalents at year-end decreased by $70,507,000 to $34,912,000 at March 31, 2010 as compared to $105,419,000 at March 31, 2009.   In addition, we had $144,166,000 and $36,384,000 of short-term investments at March 31, 2010 and March 31, 2009, respectively.

Cash flow provided by operations of $46,276,000 resulted from the following:

• Reported net income of $36,176,000 adjusted for the following non-cash items:

• Depreciation and amortization of $4,538,000;

• Stock compensation expense of $5,954,000;

• The amortization of bond discounts of $1,119,000; and

• The provision for contracts, inventory and accounts receivable reserves of $1,170,000.

• A decrease in unbilled costs and fees of $4,238,000 as we achieved billing milestones on projects in process at year end.

• A decrease in inventories of $1,474,000 due to increased system shipments and system acceptances.

• An increase in accrued income taxes of $4,140,000 due a shift in the timing of the payment of estimated taxes in the current year

These cash contributors were offset by a decrease in deferred revenue of $10,453,000 as certain large service contracts, which were billed in fiscal 2009 at the outset of the contract period, were earned during the current fiscal year.  67% of the deferred revenue balance at March 31, 2010 is expected to be earned in fiscal 2011.

Net cash of $112,162,000 was used for investing activities in fiscal 2010. We purchased $213,157,000 in short-term investments during the year, and had maturities of $104,261,000 on short-term investments.  Due to the global economic recession, we had opted at the end of fiscal 2009 to invest our available funds very conservatively and had invested a majority of these funds in money market funds and other cash equivalents at March 31, 2009.  During fiscal 2010 we shifted these cash equivalents into other short-term investments.  Fiscal 2010 capital expenditures totaled $3,266,000 versus $2,350,000 for fiscal 2009. Investments in fixed assets were comprised primarily of information technology expenditures, leasehold improvements, and equipment used in production.

At March 31, 2010, short-term investments and cash equivalents were invested primarily in commercial paper, money market funds, treasury bills, government agency bonds, corporate debentures and certificates of deposit.  We do not invest in auction rate securities.  Although management believes our investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments is subject to interest rate fluctuations. The maturities within our investment portfolio generally range from 30 to 365 days.

Net cash used for financing activities was $4,621,000 in fiscal 2010. Cash was used primarily for the payment of quarterly dividend payments totaling $8,031,000 during the year as well as $2,922,000 used to repurchase 51,299 shares as part of our Stock Repurchase Program.  Cash provided by financing activities consisted primarily of the receipt of $6,408,000 in proceeds from the exercise of employee stock options.

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

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.0% at March 31, 2010). The credit agreement is collateralized by certain of our assets and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of March 31, 2010, the Company was in compliance with these covenants.

At March 31, 2010, there were no borrowings outstanding against this credit facility.  Under the terms of the modified credit agreement, we are required to pay certain one-time facility fees which are being amortized over the life of the facility.   The credit facility which expired in November 2009, also required a fee of 0.50% quarterly on unused amounts under the line of credit which was waived in any quarter in which the average aggregate credit extensions (as defined in the agreement) exceed $25.0 million for such quarter. Total expenses incurred related to these fees were $227,000, $214,000 and $157,000 in fiscal 2010, 2009, and 2008, respectively.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which is remote in management’s opinion.  At March 31, 2010, we had outstanding $21,969,000 in standby letters of credit against the Loan and Security Agreement with $8,031,000 remaining availability.  No amounts have been drawn against these letters of credit.

In recent years, we have funded our operations and capital expenditures with cash generated by operations, including deposits from customers on long-term projects and from proceeds received from option exercises. We currently have no amounts drawn on our line of credit and believe that our cash flows from operations, cash and investments on hand and available lines of credit are sufficient to meet the current and foreseeable operating requirements of our business.

Contractual Obligations:  We lease certain facilities under non-cancelable leases. In addition, in the normal course of business, we enter into purchase orders with our vendors for the purchase of materials or services to meet our production needs. The following table summarizes our contractual obligations as of March 31, 2010.

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Recorded Contractual Obligations:
Lease financing liability	$8,377	$1,302	$2,672	$3,000	$1,403
Other long-term obligations	43	9	17	17	—

Unrecorded Contractual Obligations:
Operating leases	1,102	192	370	370	170
Purchase commitments	28,740	28,250	490	—	—
Total	$38,262	$29,753	$3,549	$3,387	$1,573

In addition, in conjunction with the sale of a division in fiscal 2005, the lease for that division’s facility was assigned to the acquirer. We remain secondarily liable for the remaining lease payments in the event of default by the acquirer during the lease term which expires in February 2011. Remaining lease payments at March 31, 2010 totaled $359,000. No accrual for this contingent liability has been recorded at March 31, 2010 as payment of this expense is considered remote.

Inflation:  We do not believe that inflation has had a material effect on our results of operations. There can be no assurance, however, that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements:  During the fiscal year ended March 31, 2010, we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes to be critical policies due to the estimation processes involved in each.

Revenue Recognition:  We recognize certain CargoSearch, Z Backscatter and ParcelSearch and Personnel Screening system sales and after-market part sales, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605-10, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Certain of our contracts are multiple-element arrangements, which include standard products, custom-built systems or contract engineering projects, services (such as training), and service and maintenance contracts. In accordance with FASB ASC 605-25, Revenue Recognition — Multiple Element Arrangements as amended by Accounting Standards Update No. 2009-13 adopted retroactively to April 1, 2009, revenue arrangements that include multiple elements are analyzed to determine whether the deliverables can be divided into separate units of accounting or treated as a single unit of accounting. The consideration we receive is allocated among the separate units of accounting based on their relative selling prices determined based on prices of these elements as sold on a stand-alone basis, and the applicable revenue recognition criteria are applied to each of the separate units. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. There currently is no customer right of return in our sales agreements.

Revenues for certain long-term, custom-built systems or contract engineering projects are recognized on a percentage of completion basis. The lengths of these contracts typically range from one to three years from order to delivery and acceptance. Percentages-of-completion are determined by relating the actual costs of work performed to date for each contract to our estimated final costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known.

We recognize sales for our systems that are produced in a standard manufacturing operation, have minimal customer site installation requirements and have shorter order to delivery cycles, when title passes and when other revenue recognition criteria are met. Management believes the customer’s post-delivery acceptance provisions and installation requirements on certain of these systems are perfunctory and inconsequential and the costs of installation at the customer’s site are accrued at the time of revenue recognition.  We have demonstrated a history of customer acceptance subsequent to shipment and installation of these systems.  For systems which entail more significant installation efforts and site work and/or have non-standard customer acceptance provisions, revenue recognition is deferred until installation is complete and customer acceptance has occurred.

Service revenues are recognized on time and materials engagements as the services are provided. Service contract revenues are recognized as service is performed over the length of the contract which reasonably approximates the period service revenues are earned.

Training and service contracts deliverables are accounted for separately from the delivered product elements as our undelivered products have value to our customers on a stand-alone basis. Accordingly, service revenue is deferred and recognized as such services are performed.

For all fixed price and long-term contracts, if a loss is anticipated on the contract, a provision is made in the period in which such losses are determined.

We record billed shipping and handling fees and billed out-of-pocket expenses as revenue and the associated costs as cost of goods sold in the accompanying consolidated statements of operations.

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying balance sheet. Of the amounts in unbilled costs and fees at March 31, 2010, $2,022,000 (97%) is expected to be billed and collected during fiscal 2011.

Under the terms of certain of our cost reimbursement contracts, we are not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $58,000 and $74,000 at March 31, 2010 and March 31, 2009,

respectively) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees. The accuracy and appropriateness of our direct and indirect costs and expenses under these cost reimbursement contracts and our accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S.  Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. Government.  Such agencies  have the right to  challenge  the  Company’s  cost  estimates  or allocations  with  respect  to any  government  contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.  Although we can give no assurances, in the  opinion  of  management,  any  adjustments  likely to  result  from inquiries or audits of our contracts will not have a  material  adverse impact on our financial condition or results of operations.

Inventories and Related Allowance for Obsolete and Excess Inventory:   Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost or net realizable value. Excessive manufacturing overhead costs such as idle facility expense, freight, handling costs and wasted material (spoilage) attributable to abnormally low volumes (levels that materially differ from budgeted production plans due primarily to changes in customer demand) are excluded from inventory and recorded as an expense in the period incurred. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand over the next twelve to eighteen months. Demand for products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in inventory balances, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, inventory reserves require estimates of future product demand, which may materially impact the provision required for excess and obsolete inventory. In the future, if inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, we may have over-reported costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results.

Income Taxes:  We account for income taxes in accordance with FASB ASC 740, Income Taxes. Accordingly, we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. We evaluate the need for a valuation allowance against our net deferred tax assets at year end based upon our three year cumulative income and our projections of future income, and record a valuation allowance against any net deferred tax assets if it is more likely than not that they will not be realized.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“FASB ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to generally accepted accounting principles (“GAAP”) in its financial statements issued for the year ended March 31, 2010. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

In June 2008, the FASB issued FASB ASC 815-40-15, Derivatives and Hedging. FASB ASC 815-40-15 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. FASB ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of

FASB ASC 815-40-15 effective April 1, 2009.  The adoption of these provisions did not have a material impact on our Consolidated Financial Statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. ASU 2009-13 is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. The Company decided to adopt the provisions of ASU 2009-13 in the quarter ended December 31, 2009 and has applied the amendments in ASU 2009-13 retrospectively from the beginning of the current fiscal year.  The adoption of these provisions did not have a material impact on our previously reported Consolidated Financial Statements.

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

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our credit facilities which have variable interest rates tied to the Prime Rate. As of March 31, 2010, we had no variable interest rate debt outstanding. See Note 3 of Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness.

The cash accounts for our operations in Hong Kong, England, and Abu Dhabi are maintained in Hong Kong dollars, pounds sterling and dirhams, respectively. The gains and losses from foreign currency transactions are included in the statement of operations for the period and were immaterial. In addition, in fiscal 2010, we purchased for $601,000 one foreign currency put option which was outstanding at year end.  This contract did not qualify for hedge accounting treatment and is marked-to-market through the results of operations at the end of the period. A hypothetical 10% change in foreign currency rates would not have a material impact on our results of operations or financial position.

As of March 31, 2010, we held short-term investments and cash equivalents consisting of corporate debentures/bonds, treasury bills, government agency bonds, commercial paper, money market funds, and certificates of deposit. Our primary objective with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 0.5% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.  To minimize this risk, we maintain a significant portion of our cash balances in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the criteria established in “Internal Control — Integrated Framework”, our management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.  Caturano and Company, P.C., our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2010, and has issued their report thereon which is included herein.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Conduct

The Company has adopted a Code of Business Conduct and Ethics that applies to our Board of Directors, Chief Executive Officer, Chief Financial Officer, and all employees of the Company. The Company’s Code of Business Conduct and Ethics is posted on our website at www.as-e.com and may be accessed in the Corporate Governance section of the Investor Information page. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K, regarding an amendment to, or waiver from, our Code of Conduct, by posting such information on our website at the location specified above.

The other information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The financial statements listed in the Index to Consolidated Financial Statements on page 27 are filed as part of this report, and such Index is incorporated in this item by reference.

The exhibits listed in the Exhibit Index on page 51 are filed as part of this report, and such Index is incorporated in this item by reference.

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

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. and subsidiary (“the Company”) as of March 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years ended March 31, 2010, 2009 and 2008.  We also have audited American Science and Engineering, Inc. and subsidiary’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Science and Engineering, Inc. and subsidiary as of March 31, 2010 and 2009 and the consolidated results of their operations, stockholders’ equity and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, American Science and Engineering, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Caturano and Company, P.C.

Caturano and Company, P.C.

June 7, 2010
Boston, Massachusetts

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2010 AND 2009

(Amounts in thousands, except share and per share amounts)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$34,912	$105,419
Restricted cash and investments	35	35
Short-term investments, at fair value	144,166	36,384
Accounts receivable, net of allowances of $330 at March 31, 2010 and $286 at March 31, 2009	37,735	36,956
Unbilled costs and fees	2,078	6,316
Inventories	45,387	47,975
Prepaid expenses and other current assets	8,998	7,224
Deferred income taxes	2,389	1,807
Total current assets	275,700	242,116
Building, equipment and leasehold improvements, net	18,216	19,488
Deferred income taxes	5,171	5,290
Other assets, net	766	1,393
Total assets	$299,853	$268,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,970	$10,639
Accrued salaries and benefits	13,663	10,387
Accrued warranty costs	965	1,130
Accrued income taxes	4,203	63
Deferred revenue	14,975	28,003
Customer deposits	13,714	14,818
Current portion of lease financing liability	1,302	1,163
Other current liabilities	3,913	6,893
Total current liabilities	63,705	73,096
Lease financing liability, net of current portion	7,075	8,377
Deferred revenue	7,271	4,696
Other long term liabilities	34	52
Total liabilities	78,085	86,221

Commitments and contingencies (Notes 2 and 9)
Stockholders’ equity:
Preferred stock, no par value
Authorized—100,000 shares
Issued—None	—	—
Common stock, $0.66 2/3 par value
Authorized—20,000,000 shares
Issued and outstanding— 9,013,508 shares at March 31, 2010 and 8,810,760 shares at March 31, 2009	6,008	5,873
Capital in excess of par value	97,819	86,477
Accumulated other comprehensive income (loss), net	33	(47)
Retained earnings	117,908	89,763
Total stockholders’ equity	221,768	182,066
Total liabilities and stockholders’ equity	$299,853	$268,287

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2010, 2009, AND 2008

(Amounts in thousands except per share amounts)

	2010	2009	2008
Net sales and contract revenues:
Net product sales and contract revenues	$165,710	$142,931	$103,165
Net service revenues	76,383	75,436	63,568
Total net sales and contract revenues	242,093	218,367	166,733

Cost of sales and contracts:
Cost of product sales and contracts	91,554	83,074	70,413
Cost of service revenues	39,469	42,328	36,570
Total cost of sales and contracts	131,023	125,402	106,983
Gross profit	111,070	92,965	59,750

Operating expenses:
Selling, general and administrative expenses	36,982	32,871	26,221
Research and development expenses	19,764	18,070	12,306
Total operating expenses	56,746	50,941	38,527
Operating income	54,324	42,024	21,223

Other income (expense):
Interest and investment income	701	2,388	6,842
Interest expense	(136)	(144)	(158)
Other, net	(43)	(568)	(433)
Change in warrant valuation	—	—	11
Total other income	522	1,676	6,262

Income before provision for income taxes	54,846	43,700	27,485
Provision for income taxes	18,670	15,347	10,007

Net income	$36,176	$28,353	$17,478
Income per share —Basic	$4.06	$3.26	$1.92
—Diluted	$3.97	$3.18	$1.87
Weighted average shares—Basic	8,900	8,692	9,114
—Diluted	9,107	8,928	9,347
Dividends declared per share	$0.90	$0.80	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2010, 2009, AND 2008

(Amounts in thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Income	Total	Comprehensive Income
Balance, March 31, 2007	9,186,975	$6,125	$105,036	$56,489	$48	$167,698
Net income	—	—	—	17,478	—	17,478	$17,478
Repurchase of common stock	(473,303)	(316)	(24,852)	—	—	(25,168)	—
Exercise of stock options and warrants	149,260	99	4,062	—	—	4,161	—
Issuance of stock under employee compensation plans	12,091	8	681	—	—	689	—
Issuance of restricted stock	70,640	47	(47)	—	—	—	—
Tax benefit accrued on stock option exercises	—	—	1,350	—	—	1,350	—
Compensation expense on stock options	—	—	3,258	—	—	3,258	—
Compensation expense on restricted stock and restricted stock units	—	—	2,056	—	—	2,056	—
Dividends declared	—	—	—	(5,516)		(5,516)	—
Other	—	—	—	—	66	66	66
Balance, March 31, 2008	8,945,663	5,963	91,544	68,451	114	166,072	$17,544
Net income	—	—	—	28,353	—	28,353	$28,353
Repurchase of common stock	(349,327)	(233)	(17,827)	—	—	(18,060)	—
Exercise of stock options	161,753	108	5,795	—	—	5,903	—
Issuance of stock under employee compensation plans	13,117	8	768	—	—	776	—
Issuances of restricted stock, net of forfeitures	39,554	27	(27)	—	—	—	—
Tax benefit accrued on stock option exercises	—	—	1,284	—	—	1,284	—
Compensation expense on stock options	—	—	1,458	—	—	1,458	—
Compensation expense on restricted stock and restricted stock units	—	—	3,482	—	—	3,482	—
Dividends declared	—	—	—	(7,041)	—	(7,041)	—
Other	—	—	—	—	(161)	(161)	(161)
Balance, March 31, 2009	8,810,760	5,873	86,477	89,763	(47)	182,066	$28,192
Net income	—	—	—	36,176	—	36,176	$36,176
Repurchase of common stock	(51,299)	(34)	(2,888)	—	—	(2,922)	—
Exercise of stock options	158,863	106	6,302	—	—	6,408	—
Issuance of stock under employee compensation plans	14,192	9	941	—	—	950	—
Issuances of restricted stock, net of forfeitures	80,992	54	(54)	—	—	—	—
Tax benefit accrued on stock option exercises	—	—	1,087	—	—	1,087	—
Compensation expense on stock options	—	—	1,264	—	—	1,264	—
Compensation expense on restricted stock and restricted stock units	—	—	4,690	—	—	4,690	—
Dividends declared	—	—	—	(8,031)	—	(8,031)	—
Other	—	—	—	—	80	80	80
Balance, March 31, 2010	9,013,508	$6,008	$97,819	$117,908	$33	$221,768	$36,256

The accompanying notes are an integral part of these consolidated financial statements

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2010, 2008, AND 2008

(Amounts in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$36,176	$28,353	$17,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,538	4,294	4,123
Provisions for contracts, inventory, and accounts receivable reserves	1,170	2,790	380
Write-down of note receivable	—	—	1,608
Change in fair value of warrants	—	—	(11)
Amortization of bond discount (premium)	1,119	(384)	(2,278)
Stock compensation expense	5,954	4,940	5,314
Other	122	—	—
Deferred income taxes	(463)	(289)	(2,751)
Change in assets and liabilities:
Accounts receivable	(835)	(9,622)	(4,236)
Unbilled costs and fees	4,238	(202)	(273)
Inventories	1,474	(10,409)	(20,328)
Prepaid expenses and other assets	(1,269)	(2,964)	576
Accrued income taxes	4,140	63	—
Accounts payable	331	(2,021)	4,543
Deferred revenue	(10,453)	5,873	18,326
Customer deposits	(1,104)	8,271	(5,007)
Accrued expenses and other current liabilities	1,138	6,483	(136)
Sale of leased equipment	—	116	—
Total adjustments	10,100	6,939	(150)
Net cash provided by operating activities	46,276	35,292	17,328
Cash flows from investing activities:
Proceeds from maturities of short-term investments	104,261	101,966	159,725
Purchases of short-term instruments	(213,157)	(65,347)	(163,971)
Issuance of note receivable	—	—	(608)
Purchases of property and equipment	(3,266)	(2,350)	(3,270)
Net cash provided by (used for) investing activities	(112,162)	34,269	(8,124)
Cash flows from financing activities:
Decrease in restricted cash and investments	—	2,488	278
Proceeds from financing of leasehold improvements	—	—	417
Repurchase of shares of common stock	(2,922)	(18,060)	(25,168)
Payment of common stock dividend	(8,031)	(7,041)	(5,516)
Repayment of leasehold financing	(1,163)	(1,134)	(1,335)
Proceeds from exercise of warrants	—	—	509
Proceeds from exercise of stock options	6,408	5,903	3,029
Reduction of income taxes paid due to the tax benefit from employee stock option expense	1,087	1,284	1,350
Net cash used for financing activities	(4,621)	(16,560)	(26,436)
Net increase (decrease) in cash and cash equivalents	(70,507)	53,001	(17,232)
Cash and cash equivalents at beginning of year	105,419	52,418	69,650
Cash and cash equivalents at end of year	$34,912	$105,419	$52,418
Supplemental disclosures of cash flow information:
Interest paid	$185	$144	$158
Income taxes paid	$15,661	$13,625	$11,417
Non-cash transactions:
Issuance of stock for 401K match	$950	$776	$689
Fair value of warrants exercised	$—	$—	$623

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

Restricted Cash and Investments

The Company’s loan and security agreement with its bank requires certain cash and investment balances to be restricted as collateral against outstanding standby letters of credit if the Company exceeds its credit availability under this credit facility. The restricted cash amounts with Silicon Valley Bank are typically in the form of certificates of deposits that mature beyond 90 days.

Short-term Investments and Cash Equivalents

Short-term investments and cash equivalents consist of investments in corporate debentures/bonds, treasury bills, government agency bonds, commercial paper, money market funds and certificates of deposit. These investments are classified as available-for-sale and are recorded at their fair values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

Accounts Receivable and Unbilled Costs and Fees

Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.  It is the Company’s policy to write off uncollectible receivables when management determines the receivable has become uncollectible. Activity in the allowance for doubtful accounts is as follows:

(In thousands)	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions or Write- offs Charged to Reserves	Balance at End of Year
2010	$286	$56	$12	$330
2009	$230	$249	$193	$286
2008	$224	$19	$13	$230

Included in accounts receivable and unbilled costs and fees at March 31, 2010 and 2009 are $23,952,000 and $30,233,000, respectively, attributable to both prime and subcontracts with federal and state governments. The Company establishes a reserve against unbilled costs and fees based on known troubled accounts or contracts, historical experience, and other currently available evidence. There was no activity in the reserve for unbilled costs and fees during fiscal 2010, 2009 and 2008.

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

The components of inventories at March 31, 2010 and 2009, net of inventory reserves, were as follows:

(In thousands)	2010	2009
Raw materials, completed subassemblies and spares parts	$19,821	$20,527
Work-in-process	15,813	13,911
Finished goods	9,753	13,537
Total	$45,387	$47,975

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

Activity in the reserve for excess or obsolete inventory is as follows:

(In thousands)	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions / Write- offs Charged to Reserves	Balance at End of Year
2010	$4,165	$1,114	$1,297	$3,982
2009	$2,187	$2,542	$564	$4,165
2008	$2,083	$361	$257	$2,187

Building, Equipment and Leasehold Improvements

The Company provides for depreciation and amortization of its fixed assets on a straight-line basis over estimated useful lives of 1-25 years or remaining lease terms. Expenditures for normal maintenance and repairs are charged to expense as incurred. Significant additions, renewals or betterments that extend the useful lives of the assets are capitalized at cost. The cost and accumulated depreciation applicable to equipment and leasehold improvements sold, or otherwise disposed of, are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations.

Building, equipment and leasehold improvements consisted of the following at March 31:

(In thousands)	Estimated Useful Lives	2010	2009
Building and leasehold improvements	Lesser of 25 years or remaining lease term	$19,581	$18,267
Equipment and tooling	5-10 years	3,240	2,825
Computer equipment and software	5 years	17,977	16,580
Furniture and fixtures	5-7 years	1,703	1,656
Demo and test equipment	2-5 years	3,741	3,701
Leased equipment	1-2 years or life of lease	63	63
Motor vehicles	3 years	71	18
Total		46,376	43,110
Less accumulated depreciation and amortization		(28,160)	(23,622)
Building, equipment and leasehold improvements, net		$18,216	$19,488

Revenue Recognition

The Company recognizes certain CargoSearch, Z Backscatter and ParcelSearch and Personnel Screening system sales and after-market part sales, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605-10, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Certain of the Company’s contracts are multiple-element arrangements, which include standard products, custom-built systems or contract engineering projects, services (such as training), and service and maintenance contracts. In the quarter ended December 31, 2009 the Company adopted FASB ASC 605-25, Revenue Recognition — Multiple Element Arrangements as amended by Accounting Standards Update No. 2009-13, retroactively to April 1, 2009.  This adoption did not have a material impact on the Company’s previously reported Consolidated Financial Statements.   In accordance with FASB ASC 605-25, revenue arrangements that include multiple elements are analyzed to determine whether the deliverables can be divided into separate units of accounting or treated as a single unit of accounting. The consideration received is allocated among the separate units of accounting based on their relative selling prices determined based on prices of these elements as sold on a stand-alone basis, and the applicable revenue recognition criteria are applied to each of the separate units. There currently is no customer right of return in the Company’s sales agreements.  Revenues are allocated to a delivered product or service when the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.

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

The Company recognizes sales for its systems that are produced in a standard manufacturing operation, have minimal customer site installation requirements and have shorter order to delivery cycles, when title passes and when other revenue recognition criteria are met. Management believes the customer’s post-delivery acceptance provisions and installation requirements on certain of these systems are perfunctory and inconsequential and the costs of installation at the customer’s site are accrued at the time of revenue recognition.  The Company has demonstrated a history of customer acceptance subsequent to shipment and installation of these systems.  For systems which entail more significant installation efforts and site work and/or have non-standard customer acceptance provisions, revenue recognition is deferred until installation is complete and customer acceptance has occurred.

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

Training and service contracts deliverables are accounted for separately from the delivered product elements as the Company’s undelivered products have value to its customers on a stand-alone basis. Accordingly, this service revenue is deferred and recognized as such services are performed.

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying balance sheets. Of the amounts in unbilled costs and fees at March 31, 2010, $2,022,000 (97%) is expected to be billed and collected during fiscal 2011.

Under the terms of certain of its cost reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $58,000 and $74,000 at March 31, 2010 and March 31, 2009, respectively) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees. The accuracy and appropriateness of the Company’s direct and indirect costs and expenses under these cost reimbursement contracts and its accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. Government.  Such agencies  have the right to  challenge  the  Company’s  cost  estimates  or allocations  with  respect  to any  government  contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.  Although the Company can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of its contracts will not have a material adverse impact on the Company’s financial condition or results of operations.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Impairment is assessed by comparing the estimated undiscounted cash flows over the asset’s remaining life to the carrying amount of the asset. If the estimated cash flows are insufficient to recover the asset, an impairment loss is recognized based on the difference between the carrying value of the asset and the fair value of the asset less any costs of disposal.  No impairment costs were recorded in the fiscal years ended March 31, 2010, 2009 and 2008.

Accrued Salaries and Benefits

Accrued salaries and benefits at March 31, 2010 and March 31, 2009 include the following:

(In thousands)	2010	2009
Accrued payroll and payroll related taxes	$1,162	$1,137
Accrued benefits	227	280
Accrued incentive compensation	10,485	7,425
Accrued vacation	1,789	1,545
Total accrued salaries and benefits	$13,663	$10,387

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

Research and Development

Internally funded research and development costs including direct labor, material, subcontractor expenses and related overheads are expensed as incurred. Internally funded research and development costs were $19,764,000, $18,070,000 and $12,306,000, in fiscal 2010, 2009, and 2008, respectively.  In addition, the Company recognized revenues of $2,306,000,

$12,524,000 and $13,978,000, in fiscal 2010, 2009, and 2008, respectively related to government-sponsored research and development earned primarily on a cost reimbursement and fee basis as discussed above.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, unbilled costs and fees, accounts payable, warrant liability and letters of credit. The recorded amounts of these instruments approximate their fair value (see Note 8).

Income per Common and Potential Common Shares

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share include the dilutive impact of options, warrants, restricted stock and restricted stock units using the average share price of the Company’s common stock for the period. For the years ended March 31, 2010, 2009, and 2008, respectively, common stock equivalents of approximately 132,000, 215,000, and 253,000 are excluded from diluted earnings per share, as their effect is anti-dilutive.

(In thousands except per share amounts)	March 31, 2010	March 31, 2009	March 31, 2008
Earnings per Share - Basic:
Net income	$36,176	$28,353	$17,478
Weighted average number of common shares outstanding—basic	8,900	8,692	9,114
Income per Share — Basic	$4.06	$3.26	$1.92

Earnings per Share - Diluted:
Net income	$36,176	$28,353	$17,478
Adjustment to net income for change in warrant valuation	—	—	(11)
Adjusted net income	$36,176	$28,353	$17,467

Weighted average number of common shares outstanding—basic	8,900	8,692	9,114
Assumed exercise of stock options, warrants, restricted stock and restricted stock units, using the treasury stock method	207	236	233
Weighted average number of common and potential common shares outstanding —diluted	9,107	8,928	9,347
Income per share — Diluted	$3.97	$3.18	$1.87

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. Accordingly, the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance against any net deferred tax assets if it is more likely than not that they will not be realized.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts and unbilled receivables.  The Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The Company’s credit risk is managed by investing its cash in high quality money market funds, investment grade corporate bonds, treasury bills, government agency bonds, commercial paper, and certificates of deposit.

Three customers, two agencies of the U.S. Government and one international customer, accounted for 56% of the accounts receivable balance at March 31, 2010.  The Company generally requires letters of credit and/or prepayments from international customers.  The Company has not experienced any significant losses from uncollectible accounts.

Common Stock Dividends

In May of 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.   Common stock cash dividends declared during the fiscal year ended March 31, 2010 were as follows:

Date Declared	Dividend per common share
May 13, 2009	$0.20
August 6, 2009	0.20
November 5, 2009	0.20
February 9, 2010	0.30
Fiscal year ended March 31, 2010	$0.90

On May 11, 2010, the Company declared a quarterly dividend of $0.30 for holders of record on May 24, 2010 paid on June 3, 2010.

Stock-Based Compensation

Compensation expense for the fair value of stock based awards made to employees and the Board of Directors is recognized over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option pricing model. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term, (3) the expected dividend yield and (4) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock.  The expected dividend yield was based on the expectation we would continue paying dividends on our common stock at the same rate for the foreseeable future.  The risk free interest rate is based on the U.S. Zero-Bond rate.

The Company recognized $5,954,000, $4,940,000 and $5,314,000 of stock-based compensation costs in the consolidated statements of income for the year ended March 31, 2010, 2009 and 2008, respectively. The income tax benefit related to such compensation for the years ended March 31, 2010, 2009 and 2008 was approximately $2,038,000, $1,724,000 and $818,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statements of operations:

	Fiscal Year Ended
(In thousands)	March 31, 2010	March 31, 2009	March 31, 2008
Cost of revenues	$975	$754	$1,478
Selling, general and administrative	4,979	4,186	3,836
Total share-based compensation expense before tax	$5,954	$4,940	$5,314

The fair value of options at date of grant was estimated with the following assumptions:

	Year Ended
	March 31, 2010	March 31, 2009	March 31, 2008
Assumptions:
Expected life	5 years	5 years	3 years
Risk-free interest rate	2.37%	2.99%	4.1%
Stock volatility	46%	49%	51%
Dividend yield	1.2%	1.3%	1.3%

New Accounting Pronouncements

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to generally accepted accounting principles (“GAAP”) in its financial statements issued beginning with the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

In February 2008, the FASB issued FASB ASC 820-10-65-1, Fair Value Measurements and Disclosures.  FASB ASC 820-10-65-1 delayed the effective date of FASB ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the provisions of

FASB ASC 820-10 for nonfinancial assets and nonfinancial liabilities effective April 1, 2009.  The adoption of these provisions did not have a material impact on the Company’s Consolidated Financial Statements.

In June 2008, the FASB issued FASB ASC 260-10-55-76C, Earnings per Share — Implementation Guidance, effective for fiscal years beginning after December 15, 2008.  FASB ASC 260-10-55-55-76C clarifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of EPS pursuant to the two-class method. The Company adopted the provisions of FASB ASC 260-10-55-55-76C effective April 1, 2009 and calculated the impact of this adoption on prior periods.  The adoption of FASB ASC 260-10-55-55-76C did not have a material impact on reported earnings per share for any period presented.

In June 2008, the FASB issued FASB ASC 815-40-15 Derivatives and Hedging. FASB ASC 815-40-15 addresses the determination of whether provisions that introduce adjustment features (including contingent adjustment features) would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. FASB ASC 815-40-15 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of FASB ASC 815-40-15 effective April 1, 2009.  The adoption of these provisions did not have a material impact on the Company’s Consolidated Financial Statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (A Consensus of the FASB Emerging Issues Task Force) (ASU 2009-13), which amends existing accounting standards for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence nor third-party evidence is available for that deliverable. ASU 2009-13 is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. The Company adopted the provisions of ASU 2009-13 in the quarter ended December 31, 2009 and applied the amendments in ASU 2009-13 retrospectively from the beginning of the current fiscal year.  The adoption of these provisions did not have a material impact on our previously reported Consolidated Financial Statements.

Accounting Changes to be Implemented

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

2. LEASE AGREEMENTS

The Company leases certain facilities under non-cancelable operating leases with various renewal options. For operating leases which contain fixed escalations in rental payments, the Company records the total rent payable on a straight-line basis over the original lease term. The Company incurred $262,000, $253,000 and $269,000 of operating rent expense in the fiscal years ended March 31, 2010, 2009, and 2008 respectively.   In conjunction with the Company’s lease for its headquarters, the Company has issued security in the form of a standby letter of credit in the amount of $300,000 with an original expiration date of March 1, 2006 which contains automatic extensions through May 15, 2016.

In March 2005, the Company renewed its lease agreement for its corporate headquarters and manufacturing facilities in Billerica, Massachusetts.  As part of the lease agreement, the Company’s landlord agreed to certain renovations to the Billerica facility including the construction of additional high bay manufacturing space.  The Company was responsible for a portion of the construction costs and was deemed to be the owner of the building during the construction period. In January 2007, the Company amended this lease agreement to expand its lease to include the remaining available space in the building.  During the fiscal year ended March 31, 2007, the Company capitalized $2,029,000 to record the facility on its books with an offsetting amount to the Lease Financing Liability.  In addition, amounts paid for construction were recorded as construction in progress and the landlord construction allowances of $367,000 in 2008 were recorded as additional lease financing liability.

At the completion of the construction of the initial renovations in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with ASC 840 Leases.  Based on this review, it was determined that the lease did not qualify for sale-leaseback treatment.  As a result, building and tenant improvements and associated lease financing liabilities remained on the Company’s financial statements.  The Lease Financing Liability is being amortized over the lease term based on the payments designated in the agreement and the building and tenant improvement assets are being depreciated on a straight line basis over their useful lives.

Future minimum rental payments under the Company’s non-cancelable leases, excluding real estate taxes, insurance and operating costs paid by the Company, required over the initial terms of the leases are as follows (in thousands):

Year Ending March 31,	Operating Leases	Capital Leases
2011	$192	$1,412
2012	185	1,412
2013	185	1,424
2014	185	1,542
2015	185	1,542
Thereafter	170	1,414
Total payments	$1,102	8,746
Imputed interest		(369)
Lease financing liability		8,377
Less: Current portion of lease financing liability		1,302
Lease financing liability, net of current portion		$7,075

3. LINE OF CREDIT

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

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.0% at March 31, 2010). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of March 31, 2010, the Company was in compliance with these covenants.

At March 31, 2010, there were no borrowings outstanding against this credit facility.  Under the terms of the modified credit agreement, the Company was required to pay certain one-time facility fees which are being amortized over the life of the facility.   The expired credit facility required a fee of 0.50% quarterly on unused amounts under the line of credit which was waived in any quarter in which the average aggregate credit extensions (as defined in the agreement) exceed $25.0 million for such quarter. Total expenses incurred related to these fees were $227,000, $214,000 and $157,000 in fiscal 2010, 2009, and 2008, respectively.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion.  At March 31, 2010, the Company had outstanding $21,969,000 in standby letters of credit against the Loan and Security Agreement with $8,031,000 remaining availability.  No amounts have been drawn against these letters of credit.

4. INCOME TAXES

The provision for income taxes for the years ended March 31, 2010, 2009, and 2008 consisted of the following:

(In thousands)	2010	2009	2008
Current:
Federal	$20,420	$14,470	$12,040
State	(1,288)	1,108	680
Foreign	35	40	40
	19,167	15,618	12,760
Deferred:
Federal	(399)	(227)	(2,713)
State	(954)	(44)	(40)
Change in valuation allowance	856	—	—
	(497)	(271)	(2,753)
Provision for income taxes	$18,670	$15,347	$10,007

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended March 31, 2010 is as follows:

(In thousands)	2010	2009	2008
Provision for income taxes at statutory rate	$19,196	$15,295	$9,620
State tax provision (benefit) net of federal effect	(1,458)	692	416
Permanent tax differences for stock warrant	—	—	(4)
Stock based compensation	736	286	242
Research tax credits	(291)	(395)	(191)
Qualifying manufacturing credits	(719)	(539)	(179)
Change in valuation allowance	856	—	—
Other	350	8	103
Provision for income taxes	$18,670	$15,347	$10,007

The significant components of the net deferred tax assets at March 31, 2010 and 2009 are as follows:

	March 31, 2010		March 31, 2009
(In thousands)	Current	Non-current	Current	Non-current
Deferred tax assets (liabilities):
Accounts receivable and unbilled costs and fees	$—	$118	$—	$104
Inventory	319	1,412	109	1,521
Deferred revenue	—	1,617	—	1,235
Accrued vacation	571	—	508	—
Accrued warranty costs	342	—	413	—
Depreciation	—	(559)	—	(321)
Unearned compensation	919	2,583	735	2,751
State credit carryforwards	—	813	—	—
Other	281	—	42	—
Deferred income tax assets	2,432	5,984	1,807	5,290
Valuation allowance	(43)	(813)	—	—
Net deferred income taxes	$2,389	$5,171	$1,807	$5,290

During fiscal year 2010, state tax benefits, net of federal effect, of approximately $825,000 were realized as a result of state tax planning initiatives adopted by the Company.  At March 31, 2010, the Company has $1,250,000 of state credit carryforwards of which approximately $400,000 have unlimited carryforward and $850,000 expire in various years through March 31, 2025.

During fiscal year 2010, the Company established a deferred tax valuation allowance of $856,000 on state credit carryforwards and other deferred tax assets for which management is unsure whether or not will be realized.

Effective April 1, 2007, the Company adopted the provisions of ASC 740-10, Income Taxes, which had no material effect on the financial statements.  ASC 740-10 clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. ASC 740-10 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.  With the adoption of ASC 740-10 the Company adopted the expensing of interest and penalties in other income and expenses.  There was no cumulative effect related to adopting ASC 740-10 and no interest or penalties related to uncertain tax positions was accrued.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2007 through 2009 and for various state taxing authorities for the years ending March 31, 2006 through 2009.  The

Company recently completed an audit by the Internal Revenue Service for tax years ended March 31, 2006 and 2007 the results of which did not have a material impact on the Company’s financial position or results of operations.   The Company believes that there are no uncertain tax positions that required a reserve as of March 31, 2010.

5. WARRANTY OBLIGATIONS

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery. Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure. Warranty experience for the years ended March 31, 2010 and 2009 is as follows:

(In thousands)	2010	2009
Warranty accrual at beginning of period	$1,130	$1,671
Accruals for warranties issued during the period	1,212	2,487
Adjustment of preexisting accrual estimates	(815)	(1,879)
Warranty costs incurred during period	(562)	(1,149)
Warranty accrual at end of period	$965	$1,130

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

Common Stock and Warrant Offering

On May 28, 2002, the Company closed on a private placement offering of common stock and warrants. A total of 1,115,000 shares were sold to accredited investors at a price of $17.64 each. In addition, warrants to purchase an additional 295,475 shares of common stock at a price of $23.52 were issued. Proceeds to the Company approximated $18.4 million, net of approximately $1.3 million of issuance costs of which $3.1 million was assigned to the warrants issued. The warrants were immediately vested and had a five-year life which expired in May of 2007. Due to certain conversion features of these warrants that provided that the holder could opt for a cash settlement in certain instances, including a merger, a sale of all or substantially all of the Company’s assets, or a tender offer or exchange offer of shares of the Company’s stock, a liability equal to the Black-Scholes valuation of the warrants at the deal closing date was recorded on the Company’s balance sheet. The “mark to market” change in the warrants valuation of ($11,000) was recorded as other (income) expense for the year ended March 31, 2008. In May of 2007, all remaining warrants were exercised and no liability for these warrants remains at March 31, 2010.

During fiscal 2008, warrants to purchase 21,625 shares of common stock were exercised resulting in total proceeds received of $509,000.  The fair market value of the warrants at the date of exercise totaled $623,000 in fiscal 2008. The cash proceeds and the fair value of the liability were recorded as additional paid in capital at March 31, 2008.

Share Repurchase Program

On May 17, 2007, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  This Stock Repurchase Program was completed in the first quarter of fiscal 2009.  On May 8, 2008 the Board of Directors approved an additional Stock Repurchase Program which authorizes the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  During the fiscal year ended March 31, 2010, the Company repurchased 51,299 shares of common stock under this Program at an average price of $56.97.  As of March 31, 2010, the remaining balance available under the program to purchase shares was $23,807,000.

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of March 31, 2010: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years. Certain of the options granted vest upon the achievement of certain performance based goals as well as service time incurred.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options:    A summary of the Company’s stock option activity is as follows:

	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	709,254	$44.47	828,063	$41.70	887,573	$37.43
Options granted	63,993	64.28	64,191	64.13	76,970	63.21
Options exercised	(158,863)	40.34	(161,753)	36.49	(127,635)	23.73
Options canceled or expired	(450)	53.55	(21,247)	56.58	(8,845)	59.71
Options outstanding, end of year	613,934	$47.60	709,254	$44.47	828,063	$41.70
Options exercisable, end of year	544,080	$45.54	625,646	$41.90	712,356	$38.74
Options available for grant	365,572		294,629		145,691
Weighted average fair value per share of options granted during the year		$23.52		$26.54		$22.60

The following summarizes certain data for options outstanding and exercisable at March 31, 2010:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding:	85,855	$6.50–$20.00	$12.76	3.26
	67,634	20.01–30.00	28.13	4.24
	32,000	30.01–40.00	39.07	4.68
	71,000	40.01–50.00	45.84	5.33
	130,821	50.01–60.00	53.33	5.11
	226,624	60.01–67.98	65.04	6.49
	613,934	$6.50-$67.98	$47.60	5.27
Options exercisable:	85,855	$6.50–$20.00	$12.76
	67,634	20.01–30.00	28.13
	32,000	30.01–40.00	39.07
	71,000	40.01–50.00	45.84
	126,960	50.01–60.00	53.39
	160,631	60.01–67.98	65.35
	544,080		$45.54

The total intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during fiscal 2010, 2009 and 2008 was $4,796,000, $5,265,000 and $4,892,000, respectively.   Nonvested stock option awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2010, there was $843,000 of total unrecognized compensation cost related to nonvested stock option awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average of 1.2 years.

The Company realizes a tax deduction upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised and/or sold. These tax benefits are credited to additional paid-in capital if it is considered more likely than not that they will be realized. During fiscal 2010, 2009 and 2008, a tax benefit of $1,087,000, $1,284,000 and $1,350,000, respectively, was recorded to additional paid-in capital for exercises and/or sales of stock options or stock.

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

Nonvested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2010 there was $3,935,000 of total unrecognized compensation cost related to nonvested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average of 1.4 years.

A summary of the Company’s restricted stock and stock unit activity is as follows:

	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Unvested restricted stock and units outstanding, beginning of year	137,687	$56.74	110,301	$58.34	49,538	$54.52
Granted	80,149	62.53	53,259	53.69	72,970	60.80
Vested	(120,096)	57.32	(9,194)	56.59	(9,807)	56.77
Forfeited	(500)	60.65	(16,679)	57.64	(2,400)	60.62
Unvested restricted stock and units outstanding, end of year	97,240	$60.78	137,687	$56.74	110,301	$58.34

7. BUSINESS SEGMENT INFORMATION

In accordance with the provisions of FASB ASC 280-10, Segment Reporting, the Company has determined that it has only one operating segment, the X-ray product segment. This includes X-ray detection and imaging products used primarily for the detection of illegal drugs, weapons and explosives, and smuggled goods. The equipment is purchased by sophisticated government and commercial clients focused on the detection of organic material in complex backgrounds and the ability to see the contents of containers with precision.

Geographical Data

All of the Company’s export sales originate from the United States.  At March 31, 2010, approximately 2.6% of the Company’s assets were in foreign countries.  The foreign assets were comprised of cash in foreign banks, and inventory in international depots for field replacements or systems shipped internationally but not accepted by fiscal year end.

The following table shows the breakdown of net sales and contract revenues to international and domestic customers based upon customer’s country of domicile and the major regions of international activity:

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2010		2009		2008
Domestic	$163,873	68%	$138,240	63%	$107,021	64%
International	78,220	32%	80,127	37%	59,712	36%
Net Sales and Contract Revenues	$242,093	100%	$218,367	100%	$166,733	100%
Percent of International Revenue by Major Region:
Middle East & Africa		81%		85%		70%
Pacific Rim		8%		7%		14%
Europe		9%		8%		14%
All Other		2%		—%		2%

Major Customers:  Sales to major customers (representing in excess of 10% of consolidated revenues) consisted of the following:

Fiscal 2010:   $59,204,000 and $28,591,000, respectively, to two customers.

Fiscal 2009:   $39,187,000 and $34,635,000, respectively, to two customers.

Fiscal 2008:   $20,325,000 and $16,602,000, respectively, to two customers.

Domestically, the Company’s primary client base is comprised of agencies of the U.S. Government. Approximately 63%, 56% and 55%, of the Company’s sales in fiscal 2010, 2009, and 2008 respectively, were derived from either (i) contracting directly with the U.S. Government, or (ii) contracting with contractors working directly with the U.S. Government. Certain of the Company’s contracts with the U.S. Government provide the U.S. Government with the standard unilateral right to terminate these contracts for convenience. During fiscal 2010, one of the Company’s contracts with the U.S. Government was terminated for convenience by the U.S. Government.  During fiscal 2009, two of the Company’s contracts with the U.S. Government were partially terminated for convenience by the U.S. Government.  These terminations of these contracts did not result in material losses to the Company.

Three customers at March 31, 2010 had accounts receivable balances representing in excess of 10% of consolidated accounts receivable. These customers, two agencies of the U.S. Government and one international customer, had receivables totaling $21,360,000 (56% of total receivables) at March 31, 2010.   Three customers at March 31, 2009 had accounts receivable balances representing in excess of 10% of consolidated accounts receivable. These customers, two agencies of the U.S. Government and one international customer, had receivables totaling $22,447,000 (60% of total receivables) at March 31, 2009.

8. FAIR VALUE MEASUREMENTS

FASB ASC 820, Fair Value Measurements and Disclosures, defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with ASC 820, we have categorized our financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2010 and March 31, 2009:

(In thousands)	March 31, 2010	March 31, 2009
Level 1 – Financial Assets
U.S. Treasury bills	$35,005	$8,978
Level 2 – Financial Assets
Corporate debentures/bonds	42,588	12,489
Government agency bonds	28,589	4,026
Commercial paper	25,983	31,976
Money market funds	19,705	76,618
Certificates of deposit	12,001	3,200
Total Level 2 Financial Assets	128,866	128,309
Total cash equivalents and short-term investments	$163,871	$137,287

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010:
Available for Sale:
Corporate debentures/bonds	$42,585	$26	$(23)	$42,588
Treasury bills	34,982	28	(5)	35,005
Government agency bonds	28,600	2	(13)	28,589
Commercial paper	25,982	1	—	25,983
Certificates of deposit	12,001	—	—	12,001
Total short-term investments	$144,150	$57	$(41)	$144,166

Cash equivalents:
Money market funds	$19,705	$—	$—	$19,705

2009:
Available for Sale:
Corporate debentures/bonds	$12,507	$3	$(21)	$12,489
Treasury bills	8,972	7	(1)	8,978
Government agency bonds	4,002	24	—	4,026
Commercial paper	7,691	—	—	7,691
Certificates of deposit	3,200	—	—	3,200
Total	$36,372	$34	$(22)	$36,384

Cash equivalents:
Money market funds	$76,618	$—	$—	$76,618
Commercial paper	24,285	—	—	24,285
Total	$100,903	$—	$—	$100,903

Derivative Financial Instruments

The Company purchased in fiscal year 2010 a foreign currency put option contract to manage the risk associated with foreign currency exchange rate fluctuations on an anticipated obligation and transaction, which was outstanding at year end.  The foreign currency put option contract was paid in full at execution and is related to our activities in Europe. The put option contract provides us with the option to exchange Euros for U.S. dollars at a fixed exchange rate such that, if the Euro were to depreciate against the U.S. dollar to predetermined levels as set by the contract, we could exercise our option and mitigate our foreign currency exchange losses. This contract did not qualify for hedge accounting treatment and is marked-to-market through the results of operations at the end of the period. The net losses/expenses on this contract were not material to results of operations or cash flows for the year ended March 31, 2010.

9. COMMITMENTS AND CONTINGENCIES

Lease Liability

In conjunction with the sale of the High Energy Systems division in fiscal 2005, the lease for the California operations of the High Energy Systems division was assigned to Accuray, Inc. The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Inc. during the lease term which expires in February 2011. Remaining lease payments at March 31, 2010 totaled $359,000. No accrual for this contingent liability has been recorded at March 31, 2010 as payment of this expense is considered remote.

Purchase Commitments

In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. At March 31, 2010, the Company had $28,740,000 of open purchase orders which are expected to be substantially fulfilled within the next 2 years. Certain single source vendors or vendors producing custom material require significant lead times from order to delivery of their material. Should the demand for the Company’s products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges related to these commitments, that could be material to the Company’s results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

Employment Agreements

On February 7, 2008, the Company entered into a new employment agreement with its Chief Executive Officer, Anthony Fabiano.  Under this agreement, Mr. Fabiano, in the event of a termination pursuant to a change of control, is eligible to receive a payment equal to 2.9 times his base salary in effect on the date of termination plus a pro rata portion of his bonus for the fiscal year in which the termination occurred, his annual target bonus, the continuation of health benefits for a period of three years, the vesting of all options and restricted stock and the continuation of certain life insurance benefits.  In addition, in the event that any of Mr. Fabiano’s stock-based awards are not assumed or replaced upon a change of control of the Company, his options and restricted stock will fully vest upon the change of control, regardless of termination of employment.  In the event of a qualifying termination not pursuant to a change of control, Mr. Fabiano is eligible for a payment equal to two times his base salary in effect at the date of termination, plus a pro rata portion of his bonus for the fiscal year in which the termination occurred, his annual target bonus, the continuation of health benefits for a period of eighteen months and the continuation of certain life insurance benefits.

On July 29, 2008 the Company entered into new Change in Control and Severance Benefit Agreements with members of its executive staff including its Chief Financial Officer. Under these agreements, these executives, in the event of termination within two years following a change of control, are eligible to receive a payment equal to two times the highest annual rate of base salary payable to the executive during the one-year period ending on the change of control date or the termination date (whichever results in a higher amount) plus his or her annual target bonus, the continuation of health benefits for a period of three years and the vesting of all options and restricted stock.   In addition, in the event that an executive’s stock-based awards are not assumed or replaced upon a change of control of the Company, his or her options and restricted stock will fully vest upon the change of control, regardless of termination of employment.  In the event of qualifying termination not pursuant to a change of control, the members of the executive staff are eligible to receive a payment equal to one times his or her highest annual rate of base salary payable to the executive during the one-year period ending on the termination date and the continuation of health benefits for one year.

Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan for all employees.   Employees are eligible to participate on the first of the month following date of employment.  The Plan is funded by elective employee contributions of up to 100% of their compensation up to IRS limits. Under the Plan the Company at its discretion matches 50% of the first 6% of employee contributions for each participant in the form of Company common stock or cash. Expenses under the Plan, consisting of Company contributions which were made in Company stock and Plan administrative expenses paid by the Company, totaled $993,000, $789,000 and $731,000, in 2010, 2009, and 2008 respectively.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

FOR THE YEARS ENDED MARCH 31, 2010 AND MARCH 31, 2009

(In thousands, except per shares amounts)

	2010 by quarter				2009 by quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Net sales and contract revenues	$54,692	$61,248	$54,889	$71,264	$39,494	$56,293	$65,290	$57,290
Gross profit	$25,620	$29,454	$22,627	$33,369	$14,529	$22,527	$28,760	$27,149
Operating income	$11,112	$16,494	$8,851	$17,867	$3,267	$10,957	$14,813	$12,987
Net income	$7,336	$10,695	$5,819	$12,326	$2,689	$7,361	$10,059	$8,244
Net income per share
—Basic	$0.83	$1.21	$0.65	$1.37	$0.31	$0.85	$1.16	$0.94
—Diluted	$0.81	$1.18	$0.64	$1.34	$0.30	$0.83	$1.13	$0.92

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: June 7, 2010	By:	/s/ ANTHONY R. FABIANO
Anthony R. Fabiano
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTHONY R. FABIANO	Director and President and Chief Executive Officer (Principal Executive Officer)	June 7, 2010
Anthony R. Fabiano

/s/ KENNETH J. GALAZNIK	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	June 7, 2010
Kenneth J. Galaznik

/s/ DENIS R. BROWN	Chairman of the Board, Director	June 7, 2010
Denis R. Brown

/s/ JOHN A. GORDON	Director	June 7, 2010
John A. Gordon

/s/ HAMILTON W. HELMER	Director	June 7, 2010
Hamilton W. Helmer

/s/ DON R. KANIA	Director	June 7, 2010
Don R. Kania

/s/ ERNEST J. MONIZ	Director	June 7, 2010
Ernest J. Moniz

/s/ MARK S. THOMPSON	Director	June 7, 2010
Mark S. Thompson

/s/ CARL W. VOGT	Director	June 7, 2010
Carl W. Vogt

EXHIBIT INDEX

Exhibit Number		Description of Exhibit (and Statement of Incorporation by Reference, If Applicable)

2.1	**

Asset Purchase Agreement between Accuray Incorporated and the Company dated December 11, 2004 (filed as Exhibit 10(d)(xiii) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference)

3.1	†	Restated Articles of Organization of the Company, as amended, including Certificate of Designation, Preferences, and Rights of Preferred Stock of the Company, dated April 16, 2008
3.5		Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference)
4.2

Rights Agreement, dated April 17, 2008, between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s filing on Form 8-A12B filed on April 18, 2008 and incorporated herein by reference)

10.1	*	1997 Non-Qualified Stock Option Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-27927, filed on May 28, 1997 and incorporated herein by reference)
10.2	*	1998 Non-Qualified Stock Option Plan (filed as Exhibit (10)(b)(xiii) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 and incorporated herein by reference)
10.3		Lease of Billerica property (filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)
10.4		Amendment to Lease of Billerica property (filed as Exhibit 10(c)(ii) to the Company’s Annual Report on Form 10-K for the year ended March 28, 1997 and incorporated herein by reference)
10.5	*	1999 Combination Stock Option Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-91801, filed on November 30, 1999 and incorporated herein by reference)
10.6	*	2000 Combination Stock Option Plan (filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on August 18, 2000 and incorporated herein by reference)
10.7	*	2002 Combination Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-102338, filed on January 3, 2003 and incorporated herein by reference)
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

10.11	*

Amendment of 2002 Combination Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-102338, filed on January 3, 2003 and incorporated herein by reference)

10.12	*	2003 Stock Plan for Non-Employee Directors (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-117843, filed on July 30, 2004 and incorporated herein by reference)
10.13	*	Amendment to 2003 Stock Plan for Non-Employee Directors (filed as Exhibit 10(c)(xx) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference)
10.14	*	2005 Equity and Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-162291, filed on October 2, 2009 and incorporated herein by reference)
10.17	*

Form of Restricted Stock Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10(c)(xxiv) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

10.18	*

Form of Stock Option Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10(c)(xxv) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

10.19	*

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

10.22	*

Employment Agreement between the Company and Anthony R. Fabiano dated February 2, 2008 (filed as Exhibit 10(c)(xxix) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 and incorporated herein by reference)

10.24	*

Form of Restricted Stock Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.25	*

Form of Incentive Stock Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.26	*

Form of Long-Term Incentive Plan Agreement — Cash Component (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.27	*

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

10.39		Form of Short Term Incentive Bonus Plan Document (filed as Exhibit 10.1 to the Company’s filing on Form 10-Q dated November 5, 2009 and incorporated herein by reference)
10.40

Fifth Loan Modification Agreement dated November 13, 2009 between the Company and Silicon Valley Bank (filed as Exhibit 99.1 to the Company’s filing on form 8-K (File No. 001-06549) on November 18, 2009 and incorporated herein by reference)

10.41	*†	Form of Restricted Stock Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan
10.42	*†	Form of Nonstatutory Stock Option Agreement (Performance) under the AS&E 2005 Equity and Incentive Plan
10.43	*†	Form of Long-Term Incentive Plan Agreement — Cash Component
10.44	†	Form of Non-Employee Director Restricted Stock Award Agreement under the AS&E 2005 Equity and Incentive Plan
10.45	†	Form of Non-Statutory Stock Option Agreement For Directors under the AS&E 2005 Equity and Incentive Plan
21.1

Identification of Company’s subsidiary, AS&E Global, Inc., incorporated in Massachusetts (filed as Exhibit 22.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2003 and incorporated herein by reference)

23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†   Filed herewith

*   Management contract or compensatory plan

** The Registrant agrees to furnish a supplemental copy of the schedules to this agreement to the SEC upon request