Form 10-Q
period 2010-06-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2010-08-09
CIK 5768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of July 31, 2010 was 9,031,523.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	June 30, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$85,406	$34,912
Restricted cash	35	35
Short-term investments, at fair value	75,541	144,166
Accounts receivable, net of allowances of $376 and $330 at June 30, 2010 and March 31, 2010, respectively	39,717	37,735
Unbilled costs and fees	1,234	2,078
Inventories	47,217	45,387
Prepaid expenses and other current assets	9,631	8,998
Deferred income taxes	1,277	2,389
Total current assets	260,058	275,700
Building, equipment and leasehold improvements, net	18,257	18,216
Deferred income taxes	5,273	5,171
Other assets, net	644	766
Total assets	$284,232	$299,853

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,075	$10,970
Accrued salaries and benefits	6,419	13,663
Accrued warranty costs	834	965
Accrued income taxes	288	4,203
Deferred revenue	9,365	14,975
Customer deposits	11,204	13,714
Current portion of lease financing liability	1,307	1,302
Other current liabilities	5,351	3,913
Total current liabilities	43,843	63,705
Lease financing liability, net of current portion	6,747	7,075
Long term deferred revenue	6,059	7,271
Other long term liabilities	34	34
Total liabilities	56,683	78,085

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 9,031,523 and 9,013,508 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	6,020	6,008
Capital in excess of par value	99,526	97,819
Accumulated other comprehensive income, net	1	33
Retained earnings	122,002	117,908
Total stockholders’ equity	227,549	221,768
Total liabilities and stockholders’ equity	$284,232	$299,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Three Months Ended
	(In thousands, except per share amounts)	June 30, 2010	June 30, 2009
	Net sales and contract revenues:
	Net product sales and contract revenues	$32,474	$34,784
	Net service revenues	21,169	19,908
	Total net sales and contract revenues	53,643	54,692

	Cost of sales and contracts:
	Cost of product sales and contracts	18,790	18,944
	Cost of service revenues	11,041	10,128
	Total cost of sales and contracts	29,831	29,072
	Gross profit	23,812	25,620

	Expenses:
	Selling, general and administrative expenses	9,813	8,702
	Research and development costs	5,010	5,806
	Total operating expenses	14,823	14,508

	Operating income	8,989	11,112

	Other income (expense):
	Interest and investment income	228	165
	Interest expense	(30)	(33)
	Other, net	1,196	130
	Total other income	1,394	262

	Income before provision for income taxes	10,383	11,374
	Provision for income taxes	3,582	4,038

	Net income	$6,801	$7,336

Income per share	—Basic	$0.75	$0.83
	—Diluted	$0.74	$0.81

Weighted average shares	—Basic	9,021	8,814
	—Diluted	9,219	9,010
	Dividends declared per share	$0.30	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
(In thousands)	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$6,801	$7,336
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,189	1,120
Provisions for contracts, inventory and accounts receivable reserves	165	191
Amortization of bond premium	595	67
Deferred income taxes	1,010	237
Mark to market of foreign currency put option contract	(1,142)	—
Stock compensation expense	1,024	1,220
Changes in assets and liabilities:
Accounts receivable	(2,029)	4,277
Unbilled costs and fees	844	926
Inventories	(1,948)	2,064
Prepaid expenses and other assets	631	(1,733)
Accounts payable	(1,895)	(330)
Accrued income taxes	(3,915)	2,896
Customer deposits	(2,510)	4,638
Deferred revenue	(6,822)	(12,197)
Accrued expenses and other liabilities	(5,717)	(5,787)
Net cash (used for) provided by operating activities	(13,719)	4,925

Cash flows from investing activities:
Purchases of short-term investments	(10,571)	(52,267)
Proceeds from sales and maturities of short-term investments	78,569	17,565
Purchases of property and equipment	(1,230)	(981)
Net cash provided by (used for) investing activities	66,768	(35,683)

Cash flows from financing activities:
Proceeds from exercise of stock options	220	543
Repurchase of shares of common stock	—	(2,922)
Repayment of leasehold financing	(323)	(286)
Payment of common stock dividend	(2,707)	(1,767)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	255	57
Net cash used for financing activities	(2,555)	(4,375)

Net increase (decrease) in cash and cash equivalents	50,494	(35,133)
Cash and cash equivalents at beginning of period	34,912	105,419
Cash and cash equivalents at end of period	$85,406	$70,286

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Significant Accounting Policies

For systems that are produced in a standard manufacturing operation and have shorter order to delivery cycles, the Company recognizes sales when title passes and when other revenue recognition criteria (such as transfer of risk and customer acceptance) are met.  Revenues on cost reimbursable and custom long-term fixed price contracts are generally recorded as costs are incurred using the percentage of completion method.

The other significant accounting policies followed by the Company and its subsidiary in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2010.  There have been no changes to our critical accounting policies during the three months ended June 30, 2010.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended
(In thousands)	June 30, 2010	June 30, 2009
Net income	$6,801	$7,336
Other comprehensive loss	(32)	—
Comprehensive income	$6,769	$7,336

Stock Repurchase Program

The Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market.   During the three months ended June 30, 2010, the Company did not purchase any shares under this Stock Repurchase Program.  As of June 30, 2010, the maximum dollar value of shares that may still be purchased under the program is $23,807,000.

Dividends

	Three Months Ended
(In thousands)	June 30, 2010	June 30, 2009
Dividends declared	$0.30	$0.20
Dividends paid	$0.30	$0.20

On August 9, 2010, the Company declared a cash dividend of $0.30 per share. The dividend will be paid on September 2, 2010 to all shareholders of record at the close of business on August 23, 2010.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

Recent Accounting Changes

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of ASC 605-985, Software-Revenue Recognition. ASU 2009-14 shall be applied on a prospective basis to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Upon adoption, the Company must apply ASU 2009-14 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. The Company is currently evaluating the impact of the pending adoption of ASU 2009-14 on our Consolidated Financial Statements.

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

The Company recognized $1,024,000 and $1,220,000 of share-based compensation costs in the consolidated statements of operations for the three months ended June 30, 2010 and June 30, 2009, respectively. The income tax benefit recognized related to this compensation for the three months ended June 30, 2010 and June 30, 2009 was approximately $363,000 and $430,000, respectively.  Stock compensation for the quarter ended June 30, 2010 decreased in comparison to the prior period as the long-term incentive plan award granted in the current fiscal year will be paid in cash upon the achievement of performance goals, as opposed to a combination of restricted stock, options and/or cash as was awarded in prior years.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of operations:

	Three months ended
(In thousands)	June 30, 2010	June 30, 2009
Cost of revenues	$153	$209
Selling, general and administrative expenses	871	1,011
Total share-based compensation expense before tax	$1,024	$1,220

The Company deems the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; (3) a risk-free interest rate; and (4) the expected dividend yield. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The expected dividend yield was based on the expectation we would continue paying dividends on our common stock at the same rate for the foreseeable future.

There were 4,181 and 18,993 options granted in the three month period ended June 30, 2010 and June 30, 2009, respectively.  The fair value of the options at date of grant was estimated with the following assumptions for grants made during the period presented:

	Three Months Ended
	June 30, 2010	June 30, 2009
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	2.6%	2.3%
Stock volatility	43%	49%
Dividend yield	1.6%	1.3%

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for non-employee directors, officers, and employees. The Company had the following stock option and other compensation plans outstanding as of June 30, 2010: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares authorized under these plans. As of June 30, 2010, 361,000 shares remain available for future issuance under these plans.  Vesting periods are at the discretion of the Compensation Committee of the Board of Directors, or their designee, and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the three months ended June 30, 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 31, 2010	613,934	$47.38	5.27
Grants	4,181	75.82		$2,000
Exercises	(14,460)	15.12
Cancellations	—	—
Options outstanding at June 30, 2010	603,655	$48.35	5.18
Options exercisable at June 30, 2010	529,620	$46.37		$15,803,000

Information related to the stock options outstanding as of June 30, 2010 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price
$ 6.50 - $20.00	73,645	3.22	$13.13	73,645	$13.13
$20.01 - $30.00	66,634	3.99	28.13	66,634	28.13
$30.01 - $40.00	31,650	4.43	39.07	31,650	39.07
$40.01 - $50.00	71,000	5.08	45.84	71,000	45.84
$50.01 - $60.00	129,921	5.14	53.33	126,060	53.39
$60.01 - $70.00	226,624	6.25	64.45	160,631	65.35
$70.01 - $75.82	4,181	9.85	75.82	—	—
$ 6.50 - $75.82	603,655	5.18	$48.35	529,620	$46.37

As of June 30, 2010, there was approximately $591,000 of unrecognized compensation costs related to options granted. This cost is expected to be recognized over a weighted average period of 1.2 years.   Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2010 there was $3,325,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the three months ended June 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2010	97,240	$60.78
Granted	366	75.82
Vested	(2,411)	65.44
Forfeited	—	—
Outstanding at June 30, 2010	95,195	$60.72

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

The components of inventories at June 30, 2010 and March 31, 2010 were as follows:

(In thousands)	June 30, 2010	March 31, 2010
Raw materials, completed sub-assemblies, and spare parts	$23,622	$19,821
Work-in-process	20,780	15,813
Finished goods	2,815	9,753
Total	$47,217	$45,387

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended June 30, 2010 and June 30, 2009, common stock equivalents of 25,000 and 154,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended
(In thousands except per share amounts)	June 30, 2010	June 30, 2009
Earnings Per Share - Basic:
Net income	$6,801	$7,336
Weighted average number of common shares outstanding — basic	9,021	8,814
Net income per share — basic	$0.75	$0.83
Earnings Per Share - Diluted:
Net income	$6,801	$7,336
Weighted average number of common shares outstanding	9,021	8,814
Assumed exercise of stock options and restricted stock units, using the treasury stock method	198	196
Weighted average number of common and potential common shares outstanding — diluted	9,219	9,010
Net income per share — diluted	$0.74	$0.81

5.   LINE OF CREDIT

On November 13, 2009, the Company modified its Loan and Security Agreement with Silicon Valley Bank to extend the facility through November 12, 2010 and to decrease the facility from $40.0 million to $30.0 million to support the Company’s routine letters of credit and working capital needs.  If the Company maintains a cash and investments balance of $40.0 million or greater, then the maximum amount available for borrowing under the facility is $30.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances.  If the Company’s cash and investments balance falls below $40.0 million for a period of 30 consecutive days, then the maximum amount available for borrowings under the facility is the lesser of (i) $30.0 million, or (ii) 80% of eligible domestic accounts receivable minus the amount of outstanding letters of credit adjusted for certain reserves and minus the principal balance of any advances.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.0% at June 30, 2010). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of June 30, 2010, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which management believes is low.   As of June 30, 2010, the Company had outstanding $22,322,000 in standby letters of credit against the Loan and Security Agreement with $7,678,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. At June 30, 2010, the Company had a restricted cash balance of $35,000 related to certain bank related fees.

6.   FAIR VALUE MEASUREMENTS

The Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2010 and March 31, 2010:

(In thousands)	June 30, 2010	March 31, 2010
Level 1 — Financial Assets
U.S. Treasury bills	$9,999	$35,005
Level 2 — Financial Assets
Corporate debentures/bonds	41,546	42,588
Government agency bonds	—	28,589
Commercial paper	15,993	25,983
Money market funds	74,640	19,705
Certificates of deposit	12,000	12,001
Total Level 2 Financial Assets	144,179	128,866
Total cash equivalents and short-term investments	$154,178	$163,871

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010:
Available for Sale:
Corporate debentures/bonds	$41,562	$8	$(24)	$41,546
Treasury bills	9,998	1	—	9,999
Commercial paper	11,996	—	—	11,996
Certificates of deposit	12,000	—	—	12,000
Total short-term investments	$75,556	$9	$(24)	$75,541
Cash equivalents:
Money market funds	$74,640	$—	$—	$74,640
Commercial paper	3,997	—	—	3,997
Total cash equivalents	$78,637	$—	$—	$78,637

Derivative Financial Instruments

The Company purchased in the fourth quarter of fiscal year 2010 a foreign currency put option contract to manage the risk associated with foreign currency exchange rate fluctuations on an anticipated obligation and transaction, which was outstanding at year end.  The foreign currency put option contract was paid in full at execution and is related to our activities in Europe. The put option contract provides us with the option to exchange Euros for U.S. dollars at a fixed exchange rate such that, if the Euro were to depreciate against the U.S. dollar to predetermined levels as set by the contract, we could exercise our option and mitigate our foreign currency exchange losses. This contract did not qualify for hedge accounting treatment and is marked-to-market through the results of operations at the end of the period. The Company recorded a net gain on this contract of $1,142,000 for the quarter ended June 30, 2010 which is included in other income in the condensed consolidated statements of operations.  The Company had no option contracts outstanding during the quarter ended June 30, 2009.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2007 through 2009 and for various state taxing authorities for the years ending March 31, 2006 through 2009.  The Company recently completed an audit by the Internal Revenue Service for tax years ended March 31, 2006 and 2007, the results of which did not have a material impact on the Company’s financial position or results of operations.   The Company believes that there are no uncertain tax positions that required a reserve as of June 30, 2010.

8.   GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended
(In thousands)	June 30, 2010	June 30, 2009
Warranty accrual at beginning of period	$965	$1,130
Accruals for warranties issued during the period	178	308
Adjustment of preexisting accrual estimates	(71)	(455)
Warranty costs incurred during period	(238)	(175)
Warranty accrual at end of period	$834	$808

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

10.   COMMITMENTS AND CONTINGENCIES

Lease Liability

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Incorporated.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Incorporated during the lease term which expires in February 2011. Total remaining lease payments at June 30, 2010 totaled $251,000.  No accrual for this contingent liability has been recorded at June 30, 2010 as management believes the probability of payment of this liability is low.

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

Our primary technologies are: (1) Z Backscatter technology which is used to detect plastic explosives, illegal drugs, and other contraband even when artfully concealed in complex backgrounds; and (2) Shaped Energy X-ray inspection technology which provides high penetration of dense cargoes without excess radiation, eliminating the need for extensive exclusion zones.

Net sales and contract revenues for the first quarter of fiscal 2011 decreased by 2% to $53,643,000 compared to the first quarter of fiscal 2010 revenues of $54,692,000. We reported income before provision for income taxes of $10,383,000 for the first quarter of fiscal 2011 compared to income before provision for income taxes of $11,374,000 for the first quarter of fiscal 2010.  Net income for the first quarter of fiscal 2011 was $6,801,000 ($0.74 per share, on a diluted basis) as compared to net income of $7,336,000 ($0.81 per share, on a diluted basis) for the first quarter of fiscal 2010.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2010 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on June 9, 2010.  There have been no changes to our critical accounting policies during the three months ended June 30, 2010.

Results of Operations

Net revenues for the first quarter ended June 30, 2010 decreased by $1,049,000 to $53,643,000 compared to the corresponding period a year ago.  This decrease is attributable primarily to a decrease of $2,310,000 in product sales.  Factors contributing to the product sales decrease include: 1) a $2,275,000 decrease in shipments of Z Backscatter systems; and 2) a decrease of $4,625,000 in CargoSearch system revenues as compared to the corresponding prior year period attributable to lower volume as certain projects’ progress was impeded due to customer site preparation delays.  These decreases were offset in part by an increase of $4,714,000 in ParcelSearch system revenues as compared to the prior year related to one multi unit order partially fulfilled in the quarter.  Service revenues increased by $1,261,000 to $21,169,000 compared to the first quarter of fiscal 2010 due primarily to increased service contract revenue as a greater number of systems were under contract as compared to the prior year period.

Total cost of sales and contracts for the first quarter of fiscal 2011 increased by $759,000 to $29,831,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $154,000 to $18,790,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 58% of revenues versus 55% of revenues for the corresponding period last year.  The resultant decrease in gross margin percentage from the prior year is due primarily to the mix of products sold in the quarter. In the three months ended June 30, 2010, 52% of product revenues were derived from our higher margin Z Backscatter Systems products as compared to 55% for the three months ended June 30, 2009.  In addition in the first quarter of fiscal 2011, a greater percentage of revenues were derived from sales of our ParcelSearch products which realize comparatively lower gross margins. The cost of service revenues for the quarter ended June 30, 2010 increased by $913,000 to $11,041,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 52% of revenues versus 51% for the corresponding period last year.  This decrease in gross margin percentage from the prior year is due primarily to higher material requirements to service systems under contract as compared to the corresponding period last year.

Selling, general and administrative expenses for the first quarter of fiscal 2011 increased by $1,111,000 to $9,813,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 18% of revenues in the current period compared to 16% for the corresponding period last year.   The increase in selling, general and administrative expenses over the prior period was primarily the result of:  1) an increase in payroll and payroll-related costs attributable to increased headcount ($571,000); 2) an increase in incentive compensation expense ($216,000); and 3) an increase in sales and marketing related expenses ($310,000). Legal fees declined $133,000 as compared to the prior year.  The current quarter included significant legal bills related to due diligence activities on a potential acquisition which has been abandoned.   The prior year quarter included significant legal bills related to a patent litigation which was settled during that quarter.

Company funded research and development expenses for the first quarter of fiscal 2011 decreased by $796,000 to $5,010,000 as compared to the corresponding period last year.  Research and development expenses represented 9% of revenues in the current quarter compared to 11% for the corresponding period last year.  This decrease in research and development expenses in the quarter was forecasted and was attributable to engineering efforts being expended on other routine, non-research and development, production activities.  Research and development activities performed in the quarter focused on the development of new product options and product enhancements.

Other income was $1,394,000 for the first quarter of fiscal 2011 as compared to $262,000 for the corresponding period a year ago.  This increase in other income is attributable primarily to a mark to market gain recognized on a foreign currency put option contract which appreciated significantly during the quarter due to the volatility of the Euro during the period.  This contract did not qualify for hedge accounting treatment under the Derivatives and Hedging Topic of the FASB ASC. Therefore, all gains or losses on the foreign currency put option contract were recorded in our Condensed Consolidated Statements of Operations.

We reported pre-tax income of $10,383,000 in the three months ended June 30, 2010 as compared to pre-tax income of $11,374,000 in the corresponding period a year due to the factors described above.

Our effective tax rate for the three months ended June 30, 2010 was 34.5% as compared to 35.5% for the corresponding period a year ago.  This decline in the tax rate is attributable primarily to a reduced state tax apportionment and an increase in the qualifying manufacturing deduction as compared to the prior year.

We had net income of $6,801,000 for the first quarter of fiscal 2011 as compared to net income of $7,336,000 in the first quarter of fiscal 2010.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Cash and cash equivalents increased by $50,494,000 to $85,406,000 at June 30, 2010 compared to $34,912,000 at March 31, 2010. This increase is attributable primarily to the net income earned in the period offset by certain non-cash items and a net decrease of $67,998,000 in short-term investments as we liquidated certain short-term investments into cash equivalents during the quarter.  Offsetting these inflows were other operating cash outflows including:  1) decreases in deferred revenue of $6,822,000 attributable primarily to revenue earned on prepaid system orders and other prepaid service contracts in the period; 2) decreases in accrued expenses of $5,717,000 attributable primarily to the payment of incentive compensation and the payment of certain project related costs, both of which had been accrued for at year end; 3) decreases in customer deposits of $2,510,000 as revenue was earned against deposits received in prior periods; 4) increases in accounts receivable of $2,029,000 due to the timing of certain milestone invoices and payments; and 5)  increases in inventories of $1,948,000 from year end. In addition, we paid $2,707,000 in dividends to shareholders as part of our quarterly dividend program.

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

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.0% at June 30, 2010). The credit agreement is collateralized by certain of our assets and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of June 30, 2010, we were in compliance with these covenants.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which management believes is low.   As of June 30, 2010, we had outstanding $22,322,000 in standby letters of credit against the Loan and Security Agreement with $7,678,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. At June 30, 2010, we had a restricted cash balance of $35,000 related to certain bank related fees.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The cash accounts for our operations in Hong Kong, England, the Netherlands, and Abu Dhabi are maintained in Hong Kong dollars, pounds sterling, Euros and dirham, respectively. The gains and losses from foreign currency transactions are included in the statements of operations for the period and were immaterial. In addition, at June 30, 2010, we held a foreign currency put option which provides us with the option to exchange Euros for U.S. dollars at a fixed exchange rate such that, if the Euro were to depreciate against the U.S. dollar to predetermined levels as set by the contract, we could exercise our option and mitigate our foreign currency exchange losses.  The aggregate effect of a hypothetical 10 percent increase in the value of the U.S. dollar would be an increase in the fair value of the foreign exchange option contracts of approximately $2.7 million. The aggregate effect of a hypothetical 10 percent decrease in the value of the U.S. dollar would be a decrease in the fair value of the foreign exchange option contracts of approximately

$1.2 million.

As of June 30, 2010, we held short-term investments consisting of U.S. treasury bills, money market funds, commercial paper, corporate debentures/bonds, and certificates of deposit. Our primary objective with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 0.409% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.  To minimize this risk, we maintain a significant portion of our cash balances in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the year ended March 31, 2010. There have been no material changes from the factors disclosed in our Form 10-K for the year ended March 31, 2010, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors approved a Stock Repurchase Program which authorizes as to repurchase up to $35 million of shares of our common stock from time to time on the open market.  As of June 30, 2010, the maximum dollar value of shares that may yet be purchased under this program is $23,807,000.

During the quarter ended June 30, 2010, we did not purchase any securities under this Stock Repurchase Program.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: August 9, 2010	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002