Form 10-Q
period 2010-09-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2010-11-09
CIK 5768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of November 2, 2010 was 8,986,289.

Z Backscatter ™, ZBV™, CargoSearch™, MobileSearch™,  Shaped Energy®, AS&E®, ParcelSearch™, Gemini™, Omniview™  Gantry, Sentry™ Portal, SmartCheck® Personnel Screening System, Z Gantry™, Z Portal®  and all AS&E product names and the AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	September 30, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$54,186	$34,912
Restricted cash	35	35
Short-term investments, at fair value	114,694	144,166
Accounts receivable, net of allowances of $413 and $330 at September 30, 2010 and March 31, 2010, respectively	44,350	37,735
Unbilled costs and fees	15,367	2,078
Inventories, net	52,010	45,387
Prepaid expenses and other current assets	6,734	8,998
Deferred income taxes	1,876	2,389
	289,252	275,700
Total current assets
Building, equipment and leasehold improvements, net	18,719	18,216
Deferred income taxes	4,529	5,171
Other assets, net	428	766
Total assets	$312,928	$299,853

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,796	$10,970
Accrued salaries and benefits	9,332	13,663
Accrued warranty costs	705	965
Accrued income taxes	790	4,203
Deferred revenue	16,589	14,975
Customer deposits	11,276	13,714
Current portion of lease financing liability	1,311	1,302
Other current liabilities	6,436	3,913
Total current liabilities	63,235	63,705
Lease financing liability, net of current portion	6,417	7,075
Long term deferred revenue	5,085	7,271
Other long term liabilities	34	34
Total liabilities	74,771	78,085

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 8,989,498 and 9,013,508 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	5,992	6,008
Capital in excess of par value	98,129	97,819
Accumulated other comprehensive income, net	73	33
Retained earnings	133,963	117,908
Total stockholders’ equity	238,157	221,768
Total liabilities and stockholders’ equity	$312,928	$299,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net sales and contract revenues:
Net product sales and contract revenues	$59,705	$42,189	$92,179	$76,973
Net service revenues	20,932	19,059	42,101	38,967
Total net sales and contract revenues	80,637	61,248	134,280	115,940

Cost of sales and contracts:
Cost of product sales and contracts	29,775	21,790	48,565	40,734
Cost of service revenues	11,018	10,004	22,059	20,132
Total cost of sales and contracts	40,793	31,794	70,624	60,866
Gross profit	39,844	29,454	63,656	55,074

Expenses:
Selling, general and administrative expenses	10,997	8,009	20,810	16,711
Research and development costs	5,225	4,951	10,235	10,757
Total operating expenses	16,222	12,960	31,045	27,468
Operating income	23,622	16,494	32,611	27,606

Other income (expense):
Interest and investment income	135	138	363	303
Interest expense	(28)	(33)	(58)	(66)
Other, net	(1,082)	(18)	114	112
Total other income (expense)	(975)	87	419	349
Income before provision for income taxes	22,647	16,581	33,030	27,955
Provision for income taxes	7,978	5,886	11,560	9,924
Net income	$14,669	$10,695	$21,470	$18,031
Income per share — Basic	$1.63	$1.21	$2.38	$2.04
Income per share — Diluted	$1.59	$1.18	$2.33	$2.00
Weighted average shares — Basic	9,020	8,857	9,020	8,836
Weighted average shares — Diluted	9,221	9,064	9,219	9,037
Dividends declared per share	$0.30	$0.20	$0.60	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
(In thousands)	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$21,470	$18,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,396	2,251
Provisions for contracts, inventory and accounts receivable reserves	465	948
Amortization of bond premium	1,041	207
Deferred income taxes	1,155	313
Mark-to-market of foreign currency put option contract	(122)	—
Stock compensation expense	2,563	2,658
Changes in assets and liabilities:
Accounts receivable	(6,698)	5,455
Unbilled costs and fees	(13,289)	4,502
Inventories	(7,005)	4,029
Prepaid expenses and other assets	2,724	(184)
Accounts payable	5,826	(1,520)
Accrued income taxes	(3,413)	1,620
Customer deposits	(2,438)	3,103
Deferred revenue	(572)	(17,945)
Accrued expenses and other liabilities	(1,848)	(8,099)
Net cash provided by operating activities	2,255	15,369

Cash flows from investing activities:
Purchases of short-term investments	(99,224)	(102,178)
Proceeds from sales and maturities of short-term investments	127,695	46,265
Purchases of property and equipment	(2,899)	(1,390)
Net cash provided by (used for) investing activities	25,572	(57,303)

Cash flows from financing activities:
Increase in restricted cash and investments	—	(1,832)
Proceeds from exercise of stock options	366	545
Repurchase of shares of common stock	(3,381)	(2,922)
Repayment of leasehold financing	(649)	(574)
Payment of common stock dividend	(5,415)	(3,539)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	526	57
Net cash used for financing activities	(8,553)	(8,265)

Net increase (decrease) in cash and cash equivalents	19,274	(50,199)
Cash and cash equivalents at beginning of period	34,912	105,419
Cash and cash equivalents at end of period	$54,186	$55,220

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

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2010.  There have been no changes to our critical accounting policies during the three and six months ended September 30, 2010.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income	$14,669	$10,695	$21,470	$18,031
Other comprehensive income	72	11	40	11
Comprehensive income	$14,741	$10,706	$21,510	$18,042

Stock Repurchase Program

The Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market.   During the six months ended September 30, 2010, a total of 46,500 shares were repurchased at an average price of $72.72 per share.  As of September 30, 2010, the maximum dollar value of shares that may still be purchased under the program is $20,423,000.

Dividends

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Dividends declared	$0.30	$0.20	$0.60	$0.40
Dividends paid	$0.30	$0.20	$0.60	$0.40

On November 9, 2010, the Company declared a cash dividend of $0.30 per share. The dividend will be paid on December 2, 2010 to all shareholders of record at the close of business on November 22, 2010.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of FASB Accounting Standards Codification (“ASC”) 605-985, Software-Revenue Recognition. ASU 2009-14 shall be applied on a prospective basis to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Upon adoption, the Company must apply ASU 2009-14 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. The Company is currently evaluating the impact of the pending adoption of ASU 2009-14 on its Consolidated Financial Statements.

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

The Company recognized $1,539,000 and $1,438,000 of share-based compensation costs in the consolidated statements of operations for the three months ended September 30, 2010 and September 30, 2009, respectively. The Company recognized $2,563,000 and $2,658,000 of share-based compensation costs in the consolidated statements of operations for the six months ended September 30, 2010 and September 30, 2009, respectively. The income tax benefit recognized related to this compensation for the three months ended September 30, 2010 and September 30, 2009 was approximately $532,000 and $510,000, respectively.  The income tax benefit related to this compensation for the six months ended September 30, 2010 and September 30, 2009 was approximately $895,000 and $940,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of operations:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cost of revenues	$242	$199	$395	$408
Selling, general and administrative	1,297	1,239	2,168	2,250
Total share-based compensation expense before tax	$1,539	$1,438	$2,563	$2,658

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

There were 56,181 and 63,993 options granted in the six month period ended September 30, 2010 and September 30, 2009, respectively.  The fair value of the options at date of grant was estimated with the following assumptions for grants made during the period presented:

	Six Months Ended
	September 30, 2010	September 30, 2009
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	1.5%	2.4%
Stock volatility	44%	46%
Dividend yield	1.6%	1.24%

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for non-employee directors, officers, and employees. The Company had the following stock option and other compensation plans outstanding as of September 30, 2010: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares authorized under these plans. As of September 30, 2010, 309,000 shares remain available for future issuance under these plans.  Vesting periods are at the discretion of the Compensation Committee of the Board of Directors, or their designee, and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the six months ended September 30, 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding at March 31, 2010	613,934	$47.38	5.27
Grants	56,181	74.87
Exercises	(18,035)	20.29		$962,000
Cancellations	—	—
Options outstanding at September 30, 2010	652,080	$50.49	5.33
Options exercisable at September 30, 2010	575,226	$47.88		$14,833,000

Information related to the stock options outstanding as of September 30, 2010 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price
$ 6.50 - $20.00	73,070	2.97	$13.14	73,070	$13.14
$20.01 - $30.00	65,834	3.73	28.12	65,834	28.12
$30.01 - $40.00	31,650	4.18	39.07	31,650	39.07
$40.01 - $50.00	71,000	4.83	45.84	71,000	45.84
$50.01 - $60.00	127,721	4.88	53.33	123,860	53.38
$60.01 - $70.00	226,624	5.99	64.45	205,631	64.72
$70.01 - $75.82	56,181	9.92	74.87	4,181	75.82
$ 6.50 - $75.82	652,080	5.33	$50.49	575,226	$47.88

As of September 30, 2010, there was approximately $1,479,000 of unrecognized compensation costs related to options granted. This cost is expected to be recognized over a weighted average period of 0.9 years.   Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock which vests upon the achievement of certain performance-based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually on January 10th the Board of Directors is granted restricted stock. These restricted stock shares vest on a pro-rata basis on service time performed over a one-year period.  The fair values of these restricted stock awards are equal to the market price per share of the Company’s common stock on the date of grant.

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions.

As of September 30, 2010 there was $2,258,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the six months ended September 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2010	97,240	$60.78
Granted	366	75.82
Vested	(4,018)	66.51
Forfeited	—	—
Outstanding at September 30, 2010	93,588	$60.59

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

The components of inventories at September 30, 2010 and March 31, 2010 were as follows:

(In thousands)	September 30, 2010	March 31, 2010
Raw materials, completed sub-assemblies, and spare parts	$28,631	$19,821
Work-in-process	19,611	15,813
Finished goods	3,768	9,753
Total	$52,010	$45,387

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended September 30, 2010 and September 30, 2009, common stock equivalents of 77,000 and 94,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the six months ended September 30, 2010 and September 30, 2009, common stock equivalents of 78,000 and 146,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income Per Share
Basic:
Net income	$14,669	$10,695	$21,470	$18,031
Weighted average number of common shares outstanding — basic	9,020	8,857	9,022	8,836
Net income per share — basic	$1.63	$1.21	$2.38	$2.04
Diluted:
Net income	$14,669	$10,695	$21,470	$18,031
Weighted average number of common shares outstanding	9,020	8,857	9,020	8,836
Assumed exercise of stock options and restricted stock units, using the treasury stock method	201	207	199	201
Weighted average number of common and potential common shares outstanding — diluted	9,221	9,064	9,219	9,037
Net income per share — diluted	$1.59	$1.18	$2.33	$2.00

5.   LINE OF CREDIT

The Company is party to a Loan and Security Agreement with Silicon Valley Bank providing a $30.0 million facility to support the Company’s routine letters of credit and working capital needs.  If the Company maintains a cash and investments balance of $40.0 million or greater, then the maximum amount available for borrowing under the facility is $30.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances.  If the Company’s cash and investments balance falls below $40.0 million for a period of 30 consecutive days, then the maximum amount available for borrowings under the facility is the lesser of (i) $30.0 million, or (ii) 80% of eligible domestic accounts receivable minus the amount of outstanding letters of credit adjusted for certain reserves and minus the principal balance of any advances.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.0% at September 30, 2010). The credit agreement is collateralized by certain assets of the Company and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of September 30, 2010, the Company was in compliance with these covenants.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.   As of September 30, 2010, the Company had outstanding $27,668,000 in standby letters of credit against the Loan and Security Agreement with $2,332,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. At September 30, 2010, the Company had a restricted cash balance of $35,000 related to certain bank related fees.

The Loan and Security Agreement is set to expire on November 12, 2010 and the Company has decided not to renew this facility as it is not currently needed given its cash flows from operations and available cash and investments balance.  Outstanding standby letters of credit will be collateralized with restricted cash and investments upon expiration of the Loan and Security Agreement.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2010 and March 31, 2010:

(In thousands)	September 30, 2010	March 31, 2010
Level 1 — Financial Assets
U.S. Treasury bills	$15,134	$35,005
Level 2 — Financial Assets
Corporate debentures/bonds	51,387	42,588
Government agency bonds	22,253	28,589
Commercial paper	35,417	25,983
Money market funds	20,203	19,705
Certificates of deposit	—	12,001
Total Level 2 Financial Assets	129,260	128,866
Total cash equivalents and short-term investments	$144,394	$163,871

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income as outlined in Note 1.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010:
Available for Sale:
Corporate debentures/bonds	$51,358	$45	$(16)	$51,387
Treasury bills	15,111	23	—	15,134
Commercial paper	33,418	—	—	33,418
Government agency bonds	14,749	8	(2)	14,755
Total short-term investments	$114,636	$76	$(18)	$114,694

Cash equivalents:
Money market funds	$20,203	$—	$—	$20,203
Commercial paper	1,999	—	—	1,999
Government agency bonds	7,500	—	(2)	7,498
Total cash equivalents	$29,702	$—	$(2)	$29,700

7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company purchased in the fourth quarter of fiscal year 2010 a foreign currency put option contract to manage the risk associated with foreign currency exchange rate fluctuations on an anticipated obligation and transaction, which was outstanding at year end.  The foreign currency put option contract was paid in full at execution and was related to our activities in Europe. The put option contract provided us with the option to exchange Euros for U.S. dollars at a fixed exchange rate such that, if the Euro were to depreciate against the U.S. dollar to predetermined levels as set by the contract, we could exercise our option and mitigate our foreign currency exchange losses. This contract did not qualify for hedge accounting treatment and was marked-to-market through the results of operations until it was settled during the current fiscal period. The Company recorded a net mark-to-market income (expense) for this contract of $(1,020,000) and $122,000 for the three and six months ended September 30, 2010, respectively, which is included in other income and expense in the condensed consolidated statements of operations.  The Company had no option contracts outstanding during the three and six months ended September 30, 2009.

8.   INCOME TAXES

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2007 through 2009 and for various state taxing authorities for the years ending March 31, 2006 through 2009.  The Company recently completed an audit by the Internal Revenue Service for tax years ended March 31, 2006 and 2007, the results of which did not have a material impact on the Company’s financial position or results of operations.   The Company believes that there were no uncertain tax positions that required a reserve as of September 30, 2010.

9.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure.  Warranty experience for the three and six months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Warranty accrual - beginning of period	$834	$808	$965	$1,130
Accruals for warranties issued during the period	293	470	471	778
Adjustment of preexisting accrual estimates	(90)	(239)	(161)	(694)
Warranty costs incurred during the period	(332)	(148)	(570)	(323)
Warranty accrual — end of period	$705	$891	$705	$891

10.   LEASE COMMITMENTS

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

11.   COMMITMENTS AND CONTINGENCIES

Lease Liability

In conjunction with the sale of certain assets and contracts of the Company’s High Energy Systems Division in January of 2005, the lease for the California operations of the High Energy Systems Division was assigned to Accuray, Incorporated.  The Company remains secondarily liable for the remaining lease payments in the event of default by Accuray, Incorporated during the lease term which expires in February 2011. Total remaining lease payments at September 30, 2010 totaled $143,000.  No accrual for this contingent liability has been recorded at September 30, 2010 as management believes the probability of payment of this liability is low.

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

Net sales and contract revenues for the second quarter of fiscal 2011 increased by 32% to $80,637,000 compared to the second quarter of fiscal 2010 revenues of $61,248,000. We reported income before provision for income taxes of $22,647,000 for the second quarter of fiscal 2011 compared to $16,581,000 for the second quarter of fiscal 2010.  Net income for the second quarter of fiscal 2011 was $14,669,000 ($1.59 per share, on a diluted basis) as compared to net income of $10,695,000 ($1.18 per share, on a diluted basis) for the second quarter of fiscal 2010.

Net sales and contract revenues for the first six months of fiscal 2011 increased by 16% to $134,280,000 compared to the first six months of fiscal 2010 revenues of $115,940,000. We reported income before provision for income taxes of $33,030,000 for the first six months of fiscal 2011 compared to $27,955,000 for the first six months of fiscal 2010.  Net income for the first six months of fiscal 2011 was $21,470,000 ($2.33 per share, on a diluted basis) as compared to net income of $18,031,000 ($2.00 per share, on a diluted basis) for the first six months of fiscal 2010.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2010 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on June 9, 2010.  There have been no changes to our critical accounting policies during the six months ended September 30, 2010.

Results of Operations

Net revenues for the second quarter ended September 30, 2010 increased by $19,389,000 to $80,637,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $17,516,000 in product sales and contract revenues.  Factors contributing to the product sales and contract revenues increase include: 1) a $10,402,000 increase in CargoSearch system revenues as compared to the corresponding prior year period attributable to the delivery of numerous systems accounted for on a completed contract basis; and 2) an increase of $5,830,000 in Z Backscatter system revenues  due to a higher number of units being delivered in the period as compared to the prior year; and 3) an increase of $847,000 in aftermarket parts revenue  due to a higher volume of orders fulfilled in the period. ParcelSearch revenues and contract research and development revenues also increased over the prior period and accounted for $436,000 of the revenue increase.  Service revenues increased by $1,873,000 to $20,932,000 compared to the second quarter of fiscal 2010 due primarily to increased service contract revenue as a greater number of systems were under contract as compared to the prior year period.

Net revenues for the six months ended September 30, 2010 increased by $18,340,000 to $134,280,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $15,206,000 in product sales and contract revenues.  Factors contributing to the product sales and contract revenues increase include: 1) a $3,554,000 increase in  Z Backscatter systems revenues on higher volume; and 2) an increase of $5,778,000 in CargoSearch system revenues as compared to the corresponding prior year period attributable to an increase in the number of systems delivered and comparably greater progress on certain contracts recognized on a percentage of completion basis; and 3) an increase of $4,978,000 in ParcelSearch system revenues as compared to the prior year related to one multi unit order fulfilled in the period.  Contract research and development and aftermarket parts revenues also experienced increases over the prior period and together accounted for $895,000 of the revenue increase.   Service revenues increased by $3,134,000 to $42,101,000 compared to the six months ended September 30, 2009 due primarily to increased service contract revenue as a greater number of systems were under contract as compared to the prior year period.

Total cost of sales and contracts for the second quarter of fiscal 2011 increased by $8,999,000 to $40,793,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $7,985,000 to $29,775,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 50% of revenues versus 52% of revenues for the corresponding period last year.  The resultant increase in gross margin percentage from the prior year is due primarily to improved margins from our CargoSearch product line in the period.  We delivered multiple CargoSearch systems in the quarter which had comparably lower unit costs due to manufacturing efficiencies achieved from certain cost-cutting and streamlining efforts implemented over the past 18 months.  The cost of service revenues for the quarter ended September 30, 2010 increased by $1,014,000 to $11,018,000 as compared to the corresponding period a year ago.  Cost of service revenues remained flat at 53% of revenues for both fiscal periods.

Total cost of sales and contracts for the six months ended September 30, 2010 increased by $9,758,000 to $70,624,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $7,831,000 to $48,565,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 53% of revenues in both the six months ended September 30, 2010 and the six months ended September 30, 2009.  Although the gross margin percentage remained flat over the two periods, there was a shift in product mix between the two periods with a greater percentage of revenues deriving from the lower margined CargoSearch and ParcelSearch product lines.  These product lines experienced improved margins as compared to the prior fiscal period due primarily to manufacturing efficiencies achieved over the prior periods.  The cost of service revenues for the six months ended September 30, 2010 increased by $1,927,000 to $22,059,000 as compared to the corresponding period a year ago.   Cost of service revenues remained flat at 52% of revenues for both the six months ended September 30, 2010 and the six months ended September 30, 2009.

Selling, general and administrative expenses for the second quarter of fiscal 2011 increased by $2,988,000 to $10,997,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 14% of revenues in the current period compared to 13% for the corresponding period last year.   The increase in selling, general and administrative expenses over the prior period was primarily the result of:  1) an increase in payroll and payroll-related costs of $503,000 attributable to increased headcount; 2) an increase in incentive compensation expense of $1,556,000 attributable to the increased financial performance levels; 3) an increase in legal fees of $493,000 related primarily to due diligence activities on a potential acquisition which was abandoned during the quarter, and 4) an increase in travel related expenses of $232,000 related to sales and marketing related travel.

Selling, general and administrative expenses for the six months ended September 30, 2010 increased by $4,099,000 to $20,810,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 15% of revenues in the current period compared to 14% for the corresponding period last year.  The increase in selling, general and administrative expenses over the prior period was primarily the result of:  1) an increase in payroll and payroll-related costs of $1,074,000 attributable to increased headcount; 2) an increase in incentive compensation expense of $1,771,000 attributable to the increased financial performance levels; 3) an increase in legal fees of $360,000 related primarily to due diligence activities on a potential acquisition which was abandoned during the quarter; 4) an increase in travel related expenses of $429,000 related primarily to sales and marketing related travel and 5) an increase in sales and marketing related expenses of $403,000 related to increased sales demo activity and sales conferences held during the period.

Company funded research and development expenses for the second quarter of fiscal 2011 increased by $274,000 to $5,225,000 as compared to the corresponding period last year.  Research and development expenses represented 6% of revenues in the current quarter compared to 8% for the corresponding period last year.  The research and development expenses in the quarter were slightly under budget and were attributable to engineering efforts being expended on other routine, non-research and development, production activities.  Research and development activities performed in the quarter focused on the development of new product options and product enhancements.

Company funded research and development expenses for the six months ended September 30, 2010 decreased by $522,000 to $10,235,000 as compared to the corresponding period last year.  Research and development expenses represented 8% of revenues for the six months ended September 30, 2010 as compared to 9% for the corresponding period last year.  This decrease in research and development expenses in the period was attributable to engineering efforts being expended on other routine, non-research and development, production activities.  Research and development activities performed in the period focused on the development of new product options and product enhancements.

Other income (expense) was $975,000 of expense for the second quarter of fiscal 2011 as compared to $87,000 of income for the corresponding period a year ago.  This expense is attributable primarily to a mark-to-market loss of $1,020,000 recognized on a foreign currency put option contract which depreciated significantly during the quarter due to the volatility of the Euro during the period.  This contract had appreciated significantly in the first quarter of fiscal 2010 resulting in a $1,142,000 gain in that period.  This contract did not qualify for hedge accounting treatment under the Derivatives and Hedging Topic of the FASB ASC. Therefore, all gains or losses on the foreign currency put option contract were recorded in our Condensed Consolidated Statements of Operations.  This put option was sold during the quarter ended September 30, 2010 at a price near cost resulting in no material gain or loss.

Other income was $419,000 of income for the six months ended September 30, 2010 as compared to $349,000 of income for the corresponding period a year ago.  This increase in other income is attributable primarily to an increase in investment income due to an increase in the average investment balance as compared to the prior period.

We reported pre-tax income of $22,647,000 in the three months ended September 30, 2010 as compared to pre-tax income of $16,581,000 in the corresponding period due to the factors described above.  We reported pre-tax income of $33,030,000 in the six months ended September 30, 2010 as compared to pre-tax income of $27,955,000 in the corresponding period due to the factors described above.

Our effective tax rate for the three months ended September 30, 2010 was 35.2% as compared to 35.5% for the corresponding period a year ago. Our effective tax rate for the six months ended September 30, 2010 was 35.0% as compared to 35.5% for the corresponding period a year ago.   This decline in the tax rate is attributable primarily to a reduced state tax apportionment and an increase in the qualifying manufacturing tax credits as compared to the prior year offset in part by an increase in non-deductible executive compensation under Section 162(m) of the Internal Revenue Code.

We had net income of $14,669,000 for the second quarter of fiscal 2011 as compared to net income of $10,695,000 in the second quarter of fiscal 2010.   We had net income of $21,470,000 for the six months ended September 30, 2010 as compared to net income of $18,031,000 in the six months ended September 30, 2009.   The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, our cash flows from operations, our line of credit, and cash received from stock issuances from option exercises.  As is noted below, our line of credit is set to expire in November of 2010 and we have decided not to renew this facility at that time.  We believe that our operating cash flows and cash and investments on hand are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, dividends to our shareholders, performance guarantee collateralizations,  and share repurchases for the foreseeable future.

Summary of Cash Activities

Cash and cash equivalents increased by $19,274,000 to $54,186,000 at September 30, 2010 compared to $34,912,000 at March 31, 2010. This increase is attributable primarily to:  1) the net income earned in the period adjusted for certain non-cash items; 2) a net decrease of $28,471,000 in short-term investments as we liquidated certain short-term investments into cash equivalents during the period; and 3) an increase in accounts payable of $5,826,000 attributable to an increase in end of period purchasing activity.  Offsetting these inflows were other operating cash outflows including: 1) increases in unbilled receivables of $13,289,000 due to the milestone invoicing terms on certain contracts delivered during the current quarter; 2) increases in accounts receivable of $6,698,000 attributable to the higher revenue in the period and the timing of certain contract milestone invoices and payments;  3) increases in inventories of $7,005,000 from year end attributable to a buildup of inventory to meet delivery schedules of orders in backlog; and 4) decreases in customer deposits of $2,438,000 during the period as milestone payments received in the prior year were earned and converted to revenue in the current fiscal year.  In addition, we paid $5,415,000 in dividends to shareholders as part of our quarterly dividend program and used $3,381,000 to repurchase 46,500 shares of common stock as part of our Stock Repurchase Program.

Credit Facility

We are party to a Loan and Security Agreement with Silicon Valley Bank providing a$30.0 million facility to support our routine letters of credit and working capital needs.  If we maintain a cash and investments balance of $40.0 million or greater, then the maximum amount available for borrowing under the facility is $30.0 million minus the amount of all outstanding letters of credit less certain reserves, and minus the outstanding principal balance of any advances.  If our cash and investment balance falls below $40.0 million for a period of 30 consecutive days, then the maximum amount available for borrowings under the facility is the lesser of (i) $30.0 million, or (ii) 80% of eligible domestic accounts receivable minus the amount of outstanding letters of credit adjusted for certain reserves and minus the principal balance of any advances.

The credit facility bears an interest rate of the greater of 4.0% or the Silicon Valley Bank prime rate (4.0% at September 30, 2010).

The credit agreement is collateralized by certain of our assets and contains certain restrictions, including limitations on the amount of distributions that can be made to stockholders, and the disposition or encumbrances of assets, and requires the maintenance of certain financial covenants.  As of September 30, 2010, we were in compliance with these covenants.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.   As of September 30, 2010, we had outstanding $27,668,000 in standby letters of credit against the Loan and Security Agreement with $2,332,000 remaining availability.  The outstanding letters of credit are primarily for guaranteeing performance on certain international projects.   No amounts have been drawn against these letters of credit. At September 30, 2010, we had a restricted cash balance of $35,000 related to certain bank related fees.

The Loan and Security Agreement is set to expire on November 12, 2010 and we have decided not to renew this facility as it is not currently needed given our cash flows provided from operations and our available cash and investments balance.   We have not drawn on this facility to fund operations since June of 2002 and have used this credit facility exclusively to issue standby letters of credit.  Upon expiration of the Loan and Security Agreement, outstanding standby letters of credit will be collateralized with restricted cash and investments.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The cash accounts for our operations in Hong Kong, England, the Netherlands, and Abu Dhabi are maintained in Hong Kong dollars, pounds sterling, Euros and dirham, respectively. The gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations for the period and were immaterial. During the six months ended September 30, 2010, we held a foreign currency put option which provided us with the option to exchange Euros for U.S. dollars at a fixed exchange rate such that, if the Euro were to depreciate against the U.S. dollar to predetermined levels as set by the contract, we could exercise our option and mitigate our foreign currency exchange losses. This put option was sold during the quarter ended September 30, 2010 at a price near cost resulting in no material gain or loss.  A hypothetical 10 percent change in foreign currency rates would not have a material impact on our results of operations or financial condition.

As of September 30, 2010, we held short-term investments consisting of U.S. treasury bills, money market funds, commercial paper, corporate debentures/bonds, and government agency bonds. Our primary objective with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 0.354% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases during the quarter ended September 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Quarter ended September 30, 2010	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 — July 31	—	$—	—	$23,807,000
August 1 — August 31	22,500	71.88	22,500	22,190,000
September 1 — September 30	24,000	73.51	24,000	20,423,000
Total	46,500	$72.72	46,500	$20,423,000

(1)          On May 13, 2008, our Board of Directors announced a Stock Repurchase Program which authorizes us to repurchase up to $35 million of shares of our common stock from time to time on the open market.  As of September 30, 2010, the maximum dollar value of shares that may yet be purchased under this program is $20,423,000.

ITEM 4 — [REMOVED AND RESERVED]

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: November 9, 2010	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1

Form of Indemnification Agreement between American Science and Engineering, Inc. and each of its directors and executive officers (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated September 8, 2010 and incorporated herein by reference)

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