Form 10-Q
period 2010-12-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2011-02-09
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of February 2, 2011 was 9,079,131.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	December 31, 2010	March 31, 2010
Assets
Current assets:
Cash and cash equivalents	$48,072	$34,912
Restricted cash	18,594	35
Short-term investments, at fair value	108,173	144,166
Accounts receivable, net of allowances of $341 and $330 at December 31, 2010 and March 31, 2010, respectively	35,727	37,735
Unbilled costs and fees	16,310	2,078
Inventories, net	50,038	45,387
Prepaid expenses and other current assets	8,643	8,998
Deferred income taxes	2,458	2,389
Total current assets	288,015	275,700
Building, equipment and leasehold improvements, net	18,654	18,216
Restricted cash	9,926	—
Deferred income taxes	5,175	5,171
Other assets, net	257	766
Total assets	$322,027	$299,853

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,461	$10,970
Accrued salaries and benefits	12,217	13,663
Accrued warranty costs	890	965
Accrued income taxes	—	4,203
Deferred revenue	21,077	14,975
Customer deposits	6,317	13,714
Current portion of lease financing liability	1,316	1,302
Other current liabilities	5,733	3,913
Total current liabilities	60,011	63,705
Lease financing liability, net of current portion	6,086	7,075
Deferred revenue	3,696	7,271
Other long term liabilities	34	34
Total liabilities	69,827	78,085

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 9,067,595 and 9,013,508 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	6,044	6,008
Capital in excess of par value	103,083	97,819
Accumulated other comprehensive income, net	42	33
Retained earnings	143,031	117,908
Total stockholders’ equity	252,200	221,768
Total liabilities and stockholders’ equity	$322,027	$299,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net sales and contract revenues:
Net product sales and contract revenues	$54,743	$37,035	$146,922	$114,008
Net service revenues	21,845	17,854	63,946	56,821
Total net sales and contract revenues	76,588	54,889	210,868	170,829

Cost of sales and contracts:
Cost of product sales and contracts	30,340	23,206	78,905	63,940
Cost of service revenues	11,544	9,056	33,603	29,188
Total cost of sales and contracts	41,884	32,262	112,508	93,128
Gross profit	34,704	22,627	98,360	77,701

Expenses:
Selling, general and administrative expenses	10,774	9,624	31,584	26,335
Research and development costs	6,568	4,152	16,803	14,909
Total operating expenses	17,342	13,776	48,387	41,244
Operating income	17,362	8,851	49,973	36,457

Other income (expense):
Interest and investment income	152	170	515	473
Interest expense	(27)	(39)	(85)	(105)
Other, net	(151)	40	(37)	152
Total other income (expense)	(26)	171	393	520

Income before provision for income taxes	17,336	9,022	50,366	36,977
Provision for income taxes	5,554	3,203	17,114	13,127
Net income	$11,782	$5,819	$33,252	$23,850
Income per share — Basic	$1.31	$0.65	$3.69	$2.69
Income per share — Diluted	$1.28	$0.64	$3.60	$2.63
Weighted average shares — Basic	9,023	8,929	9,022	8,868
Weighted average shares — Diluted	9,236	9,136	9,225	9,069
Dividends declared per share	$0.30	$0.20	$0.90	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
(In thousands)	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net income	$33,252	$23,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,660	3,384
Provisions for contracts, inventory and accounts receivable reserves	879	1,358
Amortization of bond premium	1,581	554
Deferred income taxes	(73)	1,249
Mark-to-market of foreign currency put option contract	(122)	—
Stock compensation expense	3,971	4,345
Changes in assets and liabilities:
Accounts receivable	1,997	8,189
Unbilled costs and fees	(14,232)	4,250
Inventories	(5,519)	(616)
Prepaid expenses and other assets	986	(2,836)
Accounts payable	1,491	838
Accrued income taxes	(4,203)	(63)
Customer deposits	(7,397)	(4,455)
Deferred revenue	2,527	(14,171)
Accrued expenses and other liabilities	519	(2,471)
Net cash provided by operating activities	19,317	23,405

Cash flows from investing activities:
Purchases of short-term investments	(114,801)	(166,998)
Proceeds from sales and maturities of short-term investments	149,222	93,261
Purchases of property and equipment	(4,098)	(2,191)
Net cash provided by (used for) investing activities	30,323	(75,928)

Cash flows from financing activities:
Increase in restricted cash and investments	(28,485)	(1,832)
Proceeds from exercise of stock options	3,739	5,761
Repurchase of shares of common stock	(3,736)	(2,922)
Repayment of leasehold financing	(975)	(861)
Payment of common stock dividend	(8,129)	(5,329)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	1,106	653
Net cash used for financing activities	(36,480)	(4,530)

Net increase (decrease) in cash and cash equivalents	13,160	(57,053)
Cash and cash equivalents at beginning of period	34,912	105,419
Cash and cash equivalents at end of period	$48,072	$48,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

The condensed consolidated financial statements include the accounts of American Science and Engineering, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

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

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2010.  There have been no changes to our critical accounting policies during the three and nine months ended December 31, 2010.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net income	$11,782	$5,819	$33,252	$23,850
Other comprehensive income	(31)	(13)	9	(3)
Comprehensive income	$11,751	$5,806	$33,261	$23,847

Stock Repurchase Program

The Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market.  During the three months ended December 31, 2010, a total of 4,769 shares were repurchased at an average price of $74.33 per share.  During the nine months ended December 31, 2010, a total of 51,269 shares were repurchased at an average price of $72.87 per share.  As of December 31, 2010, the maximum dollar value of shares that may still be purchased under the program is $20,142,000.

Dividends

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Dividends declared	$0.30	$0.20	$0.90	$0.60
Dividends paid	$0.30	$0.20	$0.90	$0.60

On February 8, 2011, the Company declared a cash dividend of $0.30 per share. The dividend will be paid on March 3, 2011 to all shareholders of record at the close of business on February 21, 2011.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

The Company recognized $1,408,000 and $1,687,000 of share-based compensation costs in the consolidated statements of operations for the three months ended December 31, 2010 and December 31, 2009, respectively. The Company recognized $3,971,000 and $4,345,000 of share-based compensation costs in the consolidated statements of operations for the nine months ended December 31, 2010 and December 31, 2009, respectively. The decline in stock compensation expense in the current fiscal year is primarily due to the 2011 long term incentive plan grant being issued solely as a cash-based award versus a combination of restricted stock, restricted options, and/or cash as was done in previous years. The income tax benefit recognized related to this compensation for the three months ended December 31, 2010 and December 31, 2009 was approximately $451,000 and $599,000, respectively.  The income tax benefit related to this compensation for the nine months ended December 31, 2010 and December 31, 2009 was approximately $1,346,000 and $1,539,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statement of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Cost of revenues	$214	$285	$609	$693
Selling, general and administrative	1,194	1,402	3,362	3,652
Total share-based compensation expense before tax	$1,408	$1,687	$3,971	$4,345

The Company deems the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock-based awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; (3) a risk-free interest rate; and (4) the expected dividend yield. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The expected dividend yield was based on the expectation that the Company would continue paying dividends on our common stock at the same rate for the foreseeable future.

There were 56,181 and 63,993 options granted in the nine month periods ended December 31, 2010 and December 31, 2009, respectively.  The fair value of the options at date of grant was estimated with the following assumptions for grants made during the period presented:

	Nine Months Ended
	December 31, 2010	December 31, 2009
Assumptions:
Option life	5 years	5 years
Risk-free interest rate	1.5%	2.4%
Stock volatility	44%	46%
Dividend yield	1.6%	1.24%

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for non-employee directors, officers, and employees. The Company had the following stock option and other compensation plans outstanding as of December 31, 2010: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares authorized under these plans. As of December 31, 2010, 571,000 shares remain available for future issuance under these plans.  Vesting periods are at the discretion of the Compensation Committee of the Board of Directors, or their designee, and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the nine months ended December 31, 2010.

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 31, 2010	613,934	$47.38	5.27
Grants	56,181	74.87
Exercises	(98,703)	37.87		$4,290,000
Cancellations	—	—
Options outstanding at December 31, 2010	571,412	51.72	5.13
Options exercisable at December 31, 2010	496,558	48.94		$18,022,000

Information related to the stock options outstanding as of December 31, 2010 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$ 6.50 - $20.00	56,627	2.75	$13.08	56,627	$13.08
$20.01 - $30.00	50,784	3.42	28.01	50,784	28.01
$30.01 - $40.00	23,000	3.93	39.07	23,000	39.07
$40.01 - $50.00	71,000	4.57	45.84	71,000	45.84
$50.01 - $60.00	106,282	4.60	53.30	102,421	53.37
$60.01 - $70.00	207,538	5.55	64.40	188,545	64.70
$70.01 - $75.82	56,181	9.67	74.87	4,181	75.82
$ 6.50 - $75.82	571,412	5.13	51.72	496,558	48.94

As of December 31, 2010, there was approximately $1,042,000 of unrecognized compensation costs related to options granted. This cost is expected to be recognized over a weighted average period of 0.9 years.  Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock, restricted stock options, and/or cash bonus which vests or is paid upon the achievement of certain performance-based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually on January 10th the Board of Directors is granted restricted stock. These restricted stock shares vest on a pro-rata basis on service time performed over a one-year period.  The fair values of these restricted stock awards are equal to the market price per share of the Company’s common stock on the date of grant.

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 31, 2010 there was $1,284,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the nine months ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2010	97,240	$60.78
Granted	366	75.82
Vested	(7,323)	66.22
Forfeited	—	—
Outstanding at December 31, 2010	90,283	$60.40

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

The components of inventories at December 31, 2010 and March 31, 2010 were as follows:

(In thousands)	December 31, 2010	March 31, 2010
Raw materials, completed sub-assemblies, and spare parts	$25,247	$19,821
Work-in-process	21,169	15,813
Finished goods	3,622	9,753
Total	$50,038	$45,387

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended December 31, 2010 and December 31, 2009, common stock equivalents of 53,000 and 2,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the nine months ended December 31, 2010 and December 31, 2009, common stock equivalents of 58,000 and 95,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
(In thousands except per share amounts)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Income Per Share
Basic:
Net income	$11,782	$5,819	$33,252	$23,850
Weighted average number of common shares outstanding — basic	9,023	8,929	9,022	8,868
Net income per share — basic	$1.31	$0.65	$3.69	$2.69

Diluted:
Net income	$11,782	$5,819	$33,252	$23,850
Weighted average number of common shares outstanding	9,023	8,929	9,022	8,868
Assumed exercise of stock options and restricted stock units, using the treasury stock method	213	207	203	201
Weighted average number of common and potential common shares outstanding — diluted	9,236	9,136	9,225	9,069
Net income per share — diluted	$1.28	$0.64	$3.60	$2.63

5.   LINE OF CREDIT

The Company had in place a Loan and Security Agreement with Silicon Valley Bank which provided a $30.0 million facility to support routine letters of credit and working capital needs.  The Loan and Security Agreement expired on November 12, 2010 and the Company decided not to renew this facility given the cash flows provided from operations and the Company’s available cash and investments balance.  The Company had not drawn on this facility since June of 2002 and had used this credit facility exclusively to issue standby letters of credit.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations; the probability of which management believes is low.  As of December 31, 2010, the Company had outstanding $27,108,000 in standby letters of credit.  Upon expiration of the Company’s Loan and Security Agreement as noted above, these outstanding standby letters of credit became cash-secured at amounts ranging from 105% to 110% of the outstanding letters of credit.  This resulted in a restricted cash balance of $28,520,000 at December 31, 2010 of which $9,926,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2010 and March 31, 2010:

(In thousands)	December 31, 2010	March 31, 2010
Level 1 — Financial Assets
U.S. Treasury bills	$15,104	$35,005
Level 2 — Financial Assets
Corporate debentures/bonds	47,063	42,588
Government agency bonds	8,674	28,589
Commercial paper	41,330	25,983
Money market funds	21,974	19,705
Certificates of deposit	—	12,001
Total Level 2 Financial Assets	119,041	128,866
Total cash equivalents and short-term investments	$134,145	$163,871

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of December 31, 2010, all of the Company’s available-for-sale securities had contractual maturities of fifteen months or less. The Company had no material realized gains or losses on its available-for-sale securities for three and nine months ended December 31, 2010 and December 31, 2009, respectively. The unrealized holding gains or losses on these securities are included as a component of comprehensive income as disclosed in Note 1.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Short-term investments
Corporate debentures/bonds	$47,059	$26	$(22)	$47,063
Treasury bills	15,087	17	—	15,104
Commercial paper	37,332	—	—	37,332
Government agency bonds	8,670	5	(1)	8,674
Total short-term investments	$108,148	$48	$(23)	$108,173

Cash equivalents:
Money market funds	$21,974	$—	$—	$21,974
Commercial paper	3,998	—	—	3,998
Total cash equivalents	$25,972	$—	$—	$25,972

7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company purchased in the fourth quarter of fiscal year 2010, a foreign currency put option contract to manage the risk associated with foreign currency exchange rate fluctuations on an anticipated obligation and transaction, which was outstanding at year end.  The foreign currency put option contract was paid in full at execution and was related to our activities in Europe. The put option contract provided us with the option to exchange Euros for U.S. dollars at a fixed exchange rate such that, if the Euro were to depreciate against the U.S. dollar to predetermined levels as set by the contract, we could exercise our option and mitigate our foreign currency exchange losses. This contract did not qualify for hedge accounting treatment and was marked-to-market through the results of operations until it was settled.  This contract was sold during the second quarter ending September 30, 2010.  The Company recorded net mark-to-market income for this contract of $122,000 for the nine months ended December 31, 2010, which is included in other income and expense in the condensed consolidated statements of operations.  The Company had no option contracts outstanding during the three and nine months ended December 31, 2009.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2008 through 2010 and for various state taxing authorities for the years ending March 31, 2006 through 2010.  The Company believes that there were no material uncertain tax positions that required a reserve as of December 31, 2010.

9.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three and nine months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Warranty accrual — beginning of period	$705	$891	$965	$1,130
Accruals for warranties issued during the period	638	242	1,109	1,020
Adjustment of preexisting accrual estimates	—	(171)	(161)	(865)
Warranty costs incurred during the period	(453)	(73)	(1,023)	(396)
Warranty accrual — end of period	$890	$889	$890	$889

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

Net sales and contract revenues for the third quarter of fiscal 2011 increased by 40% to $76,588,000 compared to revenues of $54,889,000 for the third quarter of fiscal 2010. We reported income before provision for income taxes of $17,336,000 for the third quarter of fiscal 2011 compared to $9,022,000 for the third quarter of fiscal 2010.  Net income for the third quarter of fiscal 2011 was $11,782,000 ($1.28 per share, on a diluted basis) compared to net income of $5,819,000 ($0.64 per share, on a diluted basis) for the third quarter of fiscal 2010.

Net sales and contract revenues for the first nine months of fiscal 2011 increased by 23% to $210,868,000 compared to revenues of $170,829,000 for the first nine months of fiscal 2010. We reported income before provision for income taxes of $50,366,000 for the first nine months of fiscal 2011 compared to $36,977,000 for the first nine months of fiscal 2010.  Net income for the first nine months of fiscal 2011 was $33,252,000 ($3.60 per share, on a diluted basis) compared to net income of $23,850,000 ($2.63 per share, on a diluted basis) for the first nine months of fiscal 2010.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2010 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the SEC on June 9, 2010.  There have been no changes to our critical accounting policies during the nine months ended December 31, 2010.

Results of Operations

Net revenues for the third quarter ended December 31, 2010 increased by $21,699,000 to $76,588,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $17,708,000 in product sales and contract revenues.  Factors contributing to the product sales and contract revenues increase include: 1) an increase of $11,213,000 in Z Backscatter system revenues as compared to the corresponding prior year period due to a higher number of units being delivered in the period as compared to the prior year; 2) an increase of $6,658,000 in CargoSearch system revenues as compared to the corresponding prior year period attributable to an increase in the number of contracts in progress as compared to the prior year; and 3) an increase of $989,000 in contract research and development revenues attributable to progress made on one contract accounted for on a percentage of completion basis.  These increases were offset in part by a decrease of $1,017,000 in aftermarket parts revenue due to a lower volume of orders fulfilled in the period. ParcelSearch revenues remained relatively flat as compared to the prior period.  Service revenues increased by $3,991,000 to $21,845,000 compared to the third quarter of fiscal 2010 due primarily to increased service contract revenue as a greater number of systems were under contract as compared to the prior year period.

Net revenues for the nine months ended December 31, 2010 increased by $40,039,000 to $210,868,000 compared to the corresponding period a year ago.  This increase is attributable primarily to an increase of $32,914,000 in product sales and contract revenues.  Factors contributing to the product sales and contract revenues increase include: 1) an increase of $14,768,000 in Z Backscatter systems revenues as compared to the corresponding prior year period on higher volume; 2) an increase of $12,436,000 in CargoSearch system revenues as compared to the corresponding prior year period attributable to an increase in the number of systems delivered and comparably greater progress on certain contracts recognized on a percentage of completion basis; 3) an increase of $4,843,000 in ParcelSearch system revenues as compared to the prior year related to one multi unit order fulfilled in the period; and 4) an increase of $1,455,000 in contract research and development revenues attributable to one contract accounted for on a percentage of completion basis.  Aftermarket parts revenues experienced a decrease of $588,000 as compared to the prior period due to a lower volume of orders fulfilled in the period.  Service revenues increased by $7,125,000 to $63,946,000 compared to the nine months ended December 31, 2009 due primarily to increased service contract revenue as a greater number of systems were under contract as compared to the prior year period.

Total cost of sales and contracts for the third quarter of fiscal 2011 increased by $9,622,000 to $41,884,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $7,134,000 to $30,340,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 55% of revenues versus 63% of revenues for the corresponding period last year.  The resultant increase in gross margin percentage from the prior year is due primarily to improved margins from the CargoSearch product group which had improved overhead absorption on higher volume.  In addition, certain lower margin programs, which had impacted margin in the quarter ended December 31, 2009, were completed in the prior year.  These margin improvements were offset in part by a loss accrual in the quarter on one contract research and development program which experienced non-recoverable cost overruns.  The cost of service revenues for the quarter ended December 31, 2010 increased by $2,488,000 to $11,544,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 53% of revenues from 51% of revenues in the corresponding period due primarily to increased material and travel expenditures for systems under fixed price contracts during the period.

Total cost of sales and contracts for the nine months ended December 31, 2010 increased by $19,380,000 to $112,508,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues increased by $14,965,000 to $78,905,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 54% of revenues for the nine months ended December 31, 2010 as compared to 56% of revenues for the nine months ended December 31, 2009.  The resultant increase in gross margin percentage can be attributed primarily to improved margins from the CargoSearch product group in the period.  The increased volume of production and installation activity in the CargoSearch area resulted in improved overhead absorption over the prior year.  In addition, certain lower margin programs which had impacted margins in fiscal year 2010 were completed in the prior year and replaced with higher margin contracts.  The cost of service revenues for the nine months ended December 31, 2010 increased by $4,415,000 to $33,603,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 53% of revenues for the nine months ended December 31, 2010 from 51% of revenues for the nine months ended December 31, 2009 due primarily to increased material and travel expenditures for systems under fixed price service contracts during the period.

Selling, general and administrative expenses for the third quarter of fiscal 2011 increased by $1,150,000 to $10,774,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 14% of revenues in the current period compared to 18% for the corresponding period last year.  The increase in selling, general and administrative expenses over the prior period was primarily the result of:  1) an increase in payroll and payroll-related costs of $747,000 attributable to increased headcount; 2) an increase of $473,000 in marketing related costs related primarily to trade show and demonstration related costs; 3) an increase in legal fees of $303,000 related to international projects and other routine business matters, and 4) an increase in travel expenses of $181,000 related to sales and marketing related efforts. These increases were offset in part by decreased incentive compensation expense of $447,000, as certain compensation related items were expensed earlier in the fiscal year than in the comparable prior period, and a decrease in audit and accounting related expenditures as compared to the prior year as the Company brought in-house certain previously outsourced compliance related activities.

Selling, general and administrative expenses for the nine months ended December 31, 2010 increased by $5,249,000 to $31,584,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses remained constant at 15% of revenues in both periods reported.  The increase in selling, general and administrative expenses over the prior period was primarily the result of:  1) an increase in payroll and payroll-related costs of $1,801,000 attributable to increased headcount; 2) an increase of $1,325,000 in incentive compensation expense due to increased performance levels; 3) an increase of $666,000 in marketing related costs related primarily to trade show and demonstration related costs; 3) an increase in legal fees of $663,000 attributable to due diligence activities on a potential acquisition that was abandoned earlier in the year and other routine business activities, and 4) an increase in travel expenses of $610,000 related to sales and marketing related efforts.

Company funded research and development expenses for the third quarter of fiscal 2011 increased by $2,416,000 to $6,568,000 as compared to the corresponding period last year.  Research and development expenses represented 9% of revenues in the current quarter compared to 8% for the corresponding period last year.  The increase in research and development expenses in the quarter was attributable to acquired subcontracted development work related to one research and development project in the period.  Research and development activities performed in the quarter focused on the development of new products, product options and product enhancements.

Company funded research and development expenses for the nine months ended December 31, 2010 increased by $1,894,000 to $16,803,000 as compared to the corresponding period last year.  Research and development expenses represented 8% of revenues for the nine months ended December 31, 2010 as compared to 9% for the corresponding period last year.  The increase in research and development expenses is attributable to acquired subcontracted development work related to one research and development project in the period. Research and development activities performed in the period focused on the development of new products, product options and product enhancements.

Other income (expense) was $26,000 of expense for the third quarter of fiscal 2011 as compared to $171,000 of income for the corresponding period a year ago.  Other income was $393,000 of income for the nine months ended December 31, 2010 as compared to $520,000 of income for the corresponding period a year ago

We reported pre-tax income of $17,336,000 in the three months ended December 31, 2010 as compared to pre-tax income of $9,022,000 in the corresponding period due to the factors described above.  We reported pre-tax income of $50,366,000 in the nine months ended December 31, 2010 as compared to pre-tax income of $36,977,000 in the corresponding period due to the factors described above.

Our effective tax rate for the three months ended December 31, 2010 was 32.0% as compared to 35.5% for the corresponding period a year ago. This decline in the tax rate for the quarter is attributable to the retroactive reinstatement of research and development tax credits during the period as well as decreases in certain non-deductible compensation expense during the period.

Our effective tax rate for the nine months ended December 31, 2010 was 34.0% as compared to 35.5% for the corresponding period a year ago.  This decline in the tax rate for the period is due to increased manufacturing and research and development credits as well as decreases in certain non-deductible compensation expense during the period.

We had net income of $11,782,000 for the third quarter of fiscal 2011 as compared to net income of $5,819,000 in the third quarter of fiscal 2010.  We had net income of $33,252,000 for the nine months ended December 31, 2010 as compared to net income of $23,850,000 in the nine months ended December 31, 2009.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, our cash flows from operations and cash received from stock issuances related to option exercises.  We believe that our operating cash flows and cash and investments on hand are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, dividends to our shareholders, performance guarantee collateralizations,  and share repurchases for the foreseeable future.

Summary of Cash Activities

Cash and cash equivalents increased by $13,160,000 to $48,072,000 at December 31, 2010 compared to $34,912,000 at March 31, 2010. This increase is attributable primarily to:  1) the net income earned in the period adjusted for certain non-cash items; 2) a net decrease of $34,421,000 in short-term investments as we liquidated certain short-term investments into cash equivalents during the period; and 3) proceeds from exercise of stock options of $3,739,000 during the period.  Offsetting these inflows were other operating cash outflows including: 1) increases in unbilled receivables of $14,232,000 due to the milestone invoicing terms on certain contracts delivered during the current period; 2) increases in inventories of $5,519,000 from year end to meet delivery schedules of orders in backlog; 3) decreases in customer deposits of $7,397,000 during the period as milestone payments received in the prior year were earned and converted to revenue in the current fiscal year and 4) decreases in accrued income taxes of $4,203,000 due to estimated tax payments made during the year.  In addition, we transferred $28,485,000 in cash to a restricted cash account to collateralize outstanding letters of credit; we paid $8,129,000 in dividends to shareholders as part of our quarterly dividend program; and used $3,736,000 to repurchase 51,269 shares of common stock as part of our Stock Repurchase Program.

Credit Facility

We had in place a Loan and Security Agreement with Silicon Valley Bank which provided a $30.0 million facility to support our routine letters of credit and working capital needs.  The Loan and Security Agreement expired on November 12, 2010 and we decided not to renew this facility given the cash flows provided from operations and our available cash and investments balance.  We had not drawn on this facility since June of 2002 and had used this credit facility exclusively to issue standby letters of credit.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations, the probability of which management believes is low.  As of December 31, 2010, we had outstanding $27,108,000 in standby letters of credit.  Upon expiration of the our Loan and Security Agreement as noted above, these outstanding standby letters of credit became cash-secured at amounts ranging from 105% to 110% of the outstanding letters of credit.  This resulted in a restricted cash balance of $28,520,000 at December 31, 2010 of which $9,926,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

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

As of December 31, 2010, we held short-term investments consisting of corporate debentures/bonds, commercial paper , money market funds, U.S. treasury bills, and government agency bonds. Our primary objective with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of 0.384% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases during the quarter ended December 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Quarter ended December 31, 2010	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 – October 31	4,769	$74.33	4,769	$20,142,000
November 1 – November 30	—	—	—	20,142,000
December 1 – December 31	—	—	—	20,142,000
Total	4,769	$74.33	4,769	$20,142,000

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: February 9, 2011	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002