Form 10-Q
period 2011-06-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2011-08-05
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of July 29, 2011 was 9,224,452.

Z Backscatter™, ZBV™, MobileSearch™, Shaped Energy®, AS&E®, Gemini™, Omniview™, Sentry™, SmartCheck®, Z Portal® and all AS&E product names and AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	June 30, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$48,924	$60,144
Restricted cash	12,075	20,398
Short-term investments, at fair value	148,073	110,141
Accounts receivable, net of allowances of $308 and $334 at June 30, 2011 and March 31, 2011, respectively	27,494	37,180
Unbilled costs and fees	21,203	17,082
Inventories, net	48,683	46,922
Prepaid expenses and other current assets	9,202	6,698
Deferred income taxes	3,821	3,469
Total current assets	319,475	302,034
Building, equipment and leasehold improvements, net	19,121	18,559
Restricted cash	2,000	9,062
Deferred income taxes	5,961	6,779
Other assets, net	118	140
Total assets	$346,675	$336,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,895	$9,378
Accrued salaries and benefits	7,924	15,988
Accrued warranty costs	1,114	1,225
Accrued income taxes	2,489	1,936
Deferred revenue	20,183	16,924
Customer deposits	18,041	9,193
Current portion of lease financing liability	1,325	1,321
Other current liabilities	5,109	5,460
Total current liabilities	65,080	61,425
Lease financing liability, net of current portion	5,421	5,755
Deferred revenue	3,475	3,288
Other long term liabilities	26	26
Total liabilities	74,002	70,494

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized 9,224,452 and 9,169,965 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively	6,149	6,113
Capital in excess of par value	113,731	110,087
Accumulated other comprehensive income, net	1	21
Retained earnings	152,792	149,859
Total stockholders’ equity	272,673	266,080
Total liabilities and stockholders’ equity	$346,675	$336,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Three Months Ended
	(In thousands, except per share amounts)	June 30, 2011	June 30, 2010
	Net sales and contract revenues:
	Net product sales and contract revenues	$29,049	$32,474
	Net service revenues	22,054	21,169
	Total net sales and contract revenues	51,103	53,643

	Cost of sales and contracts:
	Cost of product sales and contracts	15,221	18,790
	Cost of service revenues	11,980	11,041
	Total cost of sales and contracts	27,201	29,831
	Gross profit	23,902	23,812

	Expenses:
	Selling, general and administrative expenses	9,258	9,813
	Research and development costs	6,077	5,010
	Total operating expenses	15,335	14,823

	Operating income	8,567	8,989

	Other income (expense):
	Interest and investment income	166	228
	Interest expense	(25)	(30)
	Other, net	(82)	1,196
	Total other income	59	1,394

	Income before provision for income taxes	8,626	10,383
	Provision for income taxes	2,933	3,582

	Net income	$5,693	$6,801

Income per share	—Basic	$0.62	$0.75
	—Diluted	$0.61	$0.74

Weighted average shares	—Basic	9,193	9,021
	—Diluted	9,337	9,219
	Dividends declared per share	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
(In thousands)	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$5,693	$6,801
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,541	1,189
Provisions for contracts, inventory and accounts receivable reserves	33	165
Amortization of bond premium	556	595
Deferred income taxes	466	1,010
Mark-to-market of foreign currency put option contract	—	(1,142)
Stock compensation expense	607	1,024
Changes in assets and liabilities:
Accounts receivable	9,671	(2,029)
Unbilled costs and fees	(4,121)	844
Inventories	(1,779)	(1,948)
Prepaid expenses and other assets	(2,482)	631
Accounts payable	(483)	(1,895)
Accrued income taxes	553	(3,915)
Customer deposits	8,848	(2,510)
Deferred revenue	3,446	(6,822)
Accrued expenses and other liabilities	(8,526)	(5,717)
Net cash provided by (used for) operating activities	14,023	(13,719)

Cash flows from investing activities:
Purchases of short-term investments	(90,577)	(10,571)
Proceeds from sales and maturities of short-term investments	52,069	78,569
Purchases of property and equipment	(2,103)	(1,230)
Net cash (used for) provided by investing activities	(40,611)	66,768

Cash flows from financing activities:
Decrease in restricted cash and investments	15,385	—
Proceeds from exercise of stock options	2,833	220
Repurchase of shares of common stock	(22)	—
Repayment of leasehold financing	(330)	(323)
Payment of common stock dividend	(2,760)	(2,707)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	262	255
Net cash provided by (used for) financing activities	15,368	(2,555)

Net (decrease) increase in cash and cash equivalents	(11,220)	50,494
Cash and cash equivalents at beginning of period	60,144	34,912
Cash and cash equivalents at end of period	$48,924	$85,406

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 9, 2011.

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

Occasionally, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the product has been segregated from its inventories and cannot be used to fill other orders received.  At June 30, 2011, the Company had 27 systems held onsite under such an arrangement with the U.S. Government for which $5,806,000 in revenue was recognized.  The receivable for this product was invoiced and has subsequently been collected.  Delivery of this equipment is currently anticipated to occur in the second quarter of fiscal 2012.  There was no product being held under these arrangements at March 31, 2011.

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2011.  There have been no changes to our critical accounting policies during the three months ended June 30, 2011.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three months ended
(In thousands)	June 30, 2011	June 30, 2010
Net income	$5,693	$6,801
Other comprehensive loss	(20)	(32)
Comprehensive income	$5,673	$6,769

Stock Repurchase Program

The Board of Directors previously approved a Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market.  During the three months ended June 30, 2011, a total of 301 shares were repurchased at an average price of $75.00 per share.  As of June 30, 2011, the maximum dollar value of shares that may still be purchased under the program is $20,045,000.

Dividends

	Three Months Ended
(In thousands)	June 30, 2011	June 30, 2010
Dividends declared	$0.30	$0.30
Dividends paid	$0.30	$0.30

On August 4, 2011, the Company declared a cash dividend of $0.30 per share. The dividend will be paid on September 1, 2011 to all shareholders of record at the close of business on August 22, 2011.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts and unbilled receivables.  At times, the Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The Company’s credit risk is managed by investing its cash in investment grade corporate debentures / bonds, commercial paper, U.S. Government agency bonds, high quality U.S. treasury bills, high quality money market funds, and certificates of deposit.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14, Revenue Recognition (Topic 605)—Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of FASB Accounting Standards Codification (“ASC”) 605-985, Software-Revenue Recognition. ASU 2009-14 is to be applied on a prospective basis to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the provisions of ASU 2009-14 effective April 1, 2011.  This adoption had no impact on the Company’s consolidated financial statements.

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based awards made to its employees and Board of Directors in accordance with FASB ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of all compensation costs for stock based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest.

The Company recognized $607,000 and $1,024,000 of share-based compensation costs in the consolidated statements of operations for the three months ended June 30, 2011 and June 30, 2010, respectively. The income tax benefit recognized related to this compensation for the three months ended June 30, 2011 and June 30, 2010 was approximately $207,000 and $363,000, respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statement of operations:

	Three months ended
(In thousands)	June 30, 2011	June 30, 2010
Cost of revenues	$106	$153
Selling, general and administrative expenses	501	871
Total share-based compensation expense before tax	$607	$1,024

The Company deems the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock-based awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award; (2) the expected future stock volatility over the expected term; (3) a risk-free interest rate; and (4) the expected dividend yield. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The expected dividend yield was based on the assumption that the Company would continue paying dividends on our common stock at the same rate for the foreseeable future.

There were no options granted in the three month period ended June 30, 2011. There were 4,181 options granted in the three month period ended June 30, 2010.  The fair value of the options at date of grant was estimated with the following assumptions for grants made during the period presented:

Three Months Ended
June 30, 2010
Assumptions:
Option life	5 years
Risk-free interest rate	2.6%
Stock volatility	43%
Dividend yield	1.6%

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for non-employee directors, officers, and employees. The Company had the following stock option and other compensation plans outstanding as of June 30, 2011: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares authorized under these plans. As of June 30, 2011, 310,000 shares remain available for future issuance under these plans.  Vesting periods are at the discretion of the Compensation Committee of the Board of Directors, or their designee, and typically range between one and three years. Options under these plans are granted at fair market value and have a term of five or ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the three months ended June 30, 2011.

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 31, 2011	472,446	$55.77	5.167
Grants	—	—		—
Exercises	(49,604)	57.11
Cancellations	(20,000)	65.08
Options outstanding at June 30, 2011	402,842	$55.15	5.10
Options exercisable at June 30, 2011	344,510	$52.07		$9,624,000

Information related to the stock options outstanding as of June 30, 2011 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$ 6.50 - $20.00	24,027	2.37	$13.12	24,027	$13.12
$20.01 - $30.00	20,500	3.22	28.50	20,500	28.50
$30.01 - $40.00	20,500	3.43	39.06	20,500	39.06
$40.01 - $50.00	46,600	3.83	45.18	46,600	45.18
$50.01 - $60.00	82,020	4.06	53.25	82,020	53.25
$60.01 - $70.00	153,014	5.46	64.28	146,682	64.41
$70.01 - $75.82	56,181	9.17	74.87	4,181	75.82
$ 6.50 - $75.82	402,842	5.10	$55.15	344,510	$52.07

As of June 30, 2011, there was approximately $284,000 of unrecognized compensation costs related to options granted. This cost is expected to be recognized over a weighted average period of 0.3 years.  Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock, restricted stock options, and/or cash bonus which vests or is paid upon the achievement of certain performance-based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually the Board of Directors is granted restricted stock. These restricted stock shares vest on a pro-rata basis on service time performed over a one-year period.  The fair values of these restricted stock awards are equal to the market price per share of the Company’s common stock on the date of grant.

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2011 there was $1,303,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average period of one year.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the three months ended June 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2011	32,882	$65.03
Granted	7,934	89.81
Vested	(2,409)	68.03
Forfeited	—	—
Outstanding at June 30, 2011	38,407	$69.97

3.        INVENTORIES

Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost, using the weighted average cost method, or net realizable value. Excess manufacturing overhead costs attributable to idle facility expenses, freight, handling costs and wasted material (spoilage) attributable to abnormally low production volumes (levels that materially differ from budgeted production plans due primarily to changes in customer demand) are excluded from inventory and recorded as an expense in the period incurred.

The components of inventories at June 30, 2011 and March 31, 2011 were as follows:

(In thousands)	June 30, 2011	March 31, 2011
Raw materials, completed sub-assemblies, and spare parts	$23,551	$27,436
Work-in-process	20,381	16,828
Finished goods	4,751	2,658
Total	$48,683	$46,922

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended June 30, 2011 and June 30, 2010, common stock equivalents of 2,000 and 25,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended
(In thousands except per share amounts)	June 30, 2011	June 30, 2010
Earnings Per Share - Basic:
Net income	$5,693	$6,801
Weighted average number of common shares outstanding — basic	9,193	9,021
Net income per share — basic	$0.62	$0.75
Earnings Per Share - Diluted:
Net income	$5,693	$6,801
Weighted average number of common shares outstanding	9,193	9,021
Assumed exercise of stock options and restricted stock units, using the treasury stock method	144	198
Weighted average number of common and potential common shares outstanding — diluted	9,337	9,219
Net income per share — diluted	$0.61	$0.74

5.   CREDIT FACILITIES

The Company had in place a Loan and Security Agreement with Silicon Valley Bank which provided a $30.0 million facility to support routine letters of credit and working capital needs.  This Loan and Security Agreement expired on November 12, 2010 and the Company decided not to renew this facility given the cash flows provided from operations and the Company’s available cash and investments balance.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations; the probability of which management believes is low.  As of June 30, 2011, the Company had outstanding $26,677,000 in standby letters of credit.  During the quarter ended June 30, 2011, the Company’s bank reduced the collateral requirement on these standby letters of credit.  These outstanding standby letters of credit are now cash-secured at amounts ranging from 52.5% to 55% of the outstanding letters of credit.  This resulted in a restricted cash balance of $14,075,000 at June 30, 2011 of which $2,000,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

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

Level 2 - Financial assets whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  Level 2 inputs include the following:

•             Quoted prices for identical or similar assets or liabilities in non-active markets;

•             Inputs other than quoted prices that are observable for substantially the full term of the asset or liability; and

•             Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2011 and March 31, 2011:

(In thousands)	June 30, 2011	March 31, 2011
Level 1 — Financial Assets
U.S. Treasury bills	$27,592	$20,120
Level 2 — Financial Assets
Corporate debentures/bonds	62,477	44,586
Government agency bonds	18,044	13,099
Commercial paper	45,365	57,512
Money market funds	15,561	10,249
Certificates of deposit	—	4,000
Total Level 2 Financial Assets	141,447	129,446
Total cash equivalents and short-term investments	$169,039	$149,566

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of June 30, 2011, all of the Company’s available-for-sale securities had contractual maturities of fifteen months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three months ended June 30, 2011 and June 30, 2010, respectively. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income, as disclosed in Note 1.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
Short-term investments:
Corporate debentures/bonds	$58,496	$7	$(32)	$58,471
Treasury bills	27,543	49	—	27,592
Commercial paper	43,965	1	—	43,966
Government agency bonds	18,054	1	(11)	18,044
Total short-term investments	$148,058	$58	$(43)	$148,073

Cash equivalents:
Money market funds	$15,561	$—	$—	$15,561
Corporate debentures/bonds	4,008	—	(2)	4,006
Commercial paper	1,399	—	—	1,399
Total cash equivalents	$20,968	$—	$(2)	$20,966

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011:
Short-term investments:
Corporate debentures/bonds	$44,585	$13	$(12)	$44,586
Treasury bills	20,095	25	—	20,120
Government agency bonds	6,593	7	—	6,600
Commercial paper	34,834	1	—	34,835
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$110,107	$46	$(12)	$110,141
Cash equivalents:
Money market funds	10,249	—	—	10,249
Government agency bonds	6,500	—	(1)	6,499
Commercial paper	22,677	—	—	22,677
Total cash equivalents	$39,426	$—	$(1)	$39,425

7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company purchased in the fourth quarter of fiscal year 2010, a foreign currency put option contract to manage the risk associated with foreign currency exchange rate fluctuations on an anticipated obligation and transaction.  The foreign currency put option contract was paid in full at execution and was related to our activities in Europe. The put option contract provided us with the option to exchange Euros for U.S. dollars at a fixed exchange rate such that, if the Euro were to depreciate against the U.S. dollar to predetermined levels as set by the contract, we could exercise our option and mitigate our foreign currency exchange losses. This contract did not qualify for hedge accounting treatment and was marked-to-market through the results of operations until it was settled.  This contract was sold during the second quarter ending September 30, 2010.  The Company recorded net mark-to-market income for this contract of $1,142,000, which is included in other income and expense in the Condensed Consolidated Statements of Operations in the quarter ended June 30, 2010.  The Company had no option contracts outstanding as of and for the quarter ended June 30, 2011.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2008 through 2010 and for various state taxing authorities for the years ending March 31, 2006 through 2010.  The Company believes that there were no material uncertain tax positions that required a reserve as of June 30, 2011.

9.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended
(In thousands)	June 30, 2011	June 30, 2010
Warranty accrual at beginning of period	$1,225	$965
Accruals for warranties issued during the period	307	178
Adjustment of preexisting accrual estimates	12	(71)
Warranty costs incurred during period	(430)	(238)
Warranty accrual at end of period	$1,114	$834

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

At the completion of the construction of the initial renovations in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with FASB ASC 840-40, Leases — Sale-Leaseback Transactions.  Based on this review, it was determined that the lease did not qualify for sale-leaseback treatment in accordance with FASB ASC 840-40.  As a result, the building and tenant improvement and associated lease financing liabilities remain on the Company’s books.  The lease financing liability is being amortized over the lease term based on the payments designated in the agreement and the building and tenant improvement assets are being depreciated on a straight line basis over the lesser of their useful lives or the lease term.

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

Overview

American Science and Engineering, Inc., which is referred to in this report as “we” or “the Company”, develops, manufactures, markets, and sells X-ray inspection and other detection products for homeland security and other targeted markets.  The Company provides maintenance, warranty, engineering, and training services related to these products.

Our primary technologies are Z Backscatter technology which is used to detect explosives, illegal drugs, and other contraband even when artfully concealed in complex backgrounds; and other technologies that expand the detection capability of our products beyond the material discrimination features of the Z Backscatter technology to include the penetration capability of high-energy transmission X-rays and/or other detection techniques, such as radioactive threat detection.

Net sales and contract revenues for the first quarter of fiscal 2012 decreased by 5% to $51,103,000 compared to revenues of $53,643,000 for the first quarter of fiscal 2011. We reported operating income of $8,567,000 for the first quarter of fiscal 2012 compared to $8,989,000 for the first quarter of fiscal 2011.  Net income for the first quarter of fiscal 2012 was $5,693,000 ($0.61 per share, on a diluted basis) compared to net income of $6,801,000 ($0.74 per share, on a diluted basis) for the first quarter of fiscal 2011.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2011 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 9, 2011.  There have been no changes to our critical accounting policies during the three months ended June 30, 2011.

Results of Operations

Net revenues for the first quarter ended June 30, 2011 decreased by $2,540,000 to $51,103,000 compared to the corresponding period a year ago.  This decrease is attributable primarily to a decrease of $3,425,000 in product sales and contract revenues.  Factors contributing to the product sales and contract revenues decrease include: 1) a decrease of $6,622,000 in Z Backscatter system revenues as compared to the corresponding prior year period due to a lower number of units being delivered in the period as compared to the prior year and a shift in the mix of products being delivered; and 2) a decrease of $4,844,000 in Cargo Inspection system revenues as compared to the corresponding prior year period attributable to a decrease in the number of systems under construction as compared to the prior year.  These decreases were offset in part by an increase of $7,819,000 in Parcel and Personnel Inspection system revenues due primarily to one large multi-unit Personnel Inspection system order fulfilled during the current quarter.  Contract research and development and aftermarket part revenues remained relatively flat as compared to the prior period.  Service revenues increased by $884,000 to $22,054,000 compared to the first quarter of fiscal 2011 due primarily to increased fixed price service contract revenue as a greater number of systems were under contract as compared to the prior year period.

Total cost of sales and contracts for the first quarter of fiscal 2012 decreased by $2,630,000 to $27,201,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $3,569,000 to $15,221,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 52% of revenues versus 58% of revenues for the corresponding period last year.  The resultant increase in gross margin percentage from the prior year is due primarily to improved margins from the Parcel and Personnel Inspection product group which experienced manufacturing efficiencies on higher volume.  These margin improvements were offset in part by the accrual of certain cost overruns on certain Cargo Inspection system programs experiencing cost overruns due to construction delays.  The cost of service revenues for the quarter ended June 30, 2012 increased by $939,000 to $11,980,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 54% of revenues from 52% of revenues in the corresponding period due primarily to increased labor costs to support systems under fixed price contract during the period.

Selling, general and administrative expenses for the first quarter of fiscal 2012 decreased by $555,000 to $9,258,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses remained constant at 18% of revenues in the both the current and prior period.  The decrease in selling, general and administrative expenses over the prior period was primarily the result of: 1) a decrease in legal fees of $588,000 from the prior year as the Company had incurred legal fees in the prior year related to due diligence activities on a potential acquisition that was later abandoned; and 2) a decrease in incentive compensation expense of $398,000.  These decreases were offset in part by an increase in payroll and payroll-related costs of $424,000 attributable to increased headcount.

Company-funded research and development expenses for the first quarter of fiscal 2012 increased by $1,067,000 to $6,077,000 as compared to the corresponding period last year.  Research and development expenses represented 12% of revenues in the current quarter compared to 9% for the corresponding period last year.  The increase in research and development expenses in the quarter was attributable to increased labor resources being expended on research and development efforts.  Research and development activities performed in the quarter focused on the development of new products, product options and product enhancements.

Other income (expense) was $59,000 of income for the first quarter of fiscal 2012 as compared to $1,394,000 of income for the corresponding period a year ago.  This decrease in other income is attributable primarily to a foreign currency put option contract held in the prior year which appreciated significantly during the first quarter of the prior year resulting in mark to market income of $1,142,000 due to the volatility of the Euro during such period.  This option contract did not qualify for hedge accounting treatment under the Derivatives and Hedging Topic of the FASB ASC. Therefore, all gains or losses on the foreign currency put option contract were recorded in our Condensed Consolidated Statements of Operations.  This contract was sold during the second quarter ending September 30, 2010. The Company had no option contracts outstanding as of and for the quarter ended June 30, 2011.

We reported pre-tax income of $8,626,000 in the three months ended June 30, 2011 as compared to pre-tax income of $10,383,000 in the corresponding period a year ago due to the factors described above.

Our effective tax rate for the three months ended June 30, 2011 was 34.0% as compared to 34.5% for the corresponding period a year ago. This decline in the tax rate for the quarter is attributable to primarily to an increase in research and development tax credits as compared to the prior period.  There were no research and development tax credits estimated in the effective tax rate in the first quarter of fiscal 2011 as the research and development tax credit program had expired.  The tax credit was reinstated in the third quarter of fiscal 2011 retroactively to the beginning of the year.

We had net income of $5,693,000 for the first quarter of fiscal 2012 as compared to net income of $6,801,000 in the first quarter of fiscal 2011.

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

Summary of Cash Activities

Cash and cash equivalents decreased by $11,220,000 to $48,924,000 at June 30, 2011 compared to $60,144,000 at March 31, 2011. This decrease is attributable primarily to:

1)              net purchases of short-term investments of $38,508,000 during the period;

2)              a decrease of $8,526,000 in accrued expenses and other liabilities due primarily to the payment of fiscal year-end bonuses during the quarter;

3)              increases in unbilled receivables of $4,121,000 due to the milestone invoicing terms on certain contracts delivered during the current period;

4)              the payment of $2,760,000 in common stock dividends during the quarter as part of our quarterly dividend program; and

5)              an increase in prepaid expenses and other assets of $2,482,000 attributable primarily to the timing of payments on certain annual rental and maintenance contracts.

Offsetting these outflows were other cash inflows including:

1)              the net income earned in the period of $5,693,000;

2)              a net decrease of $15,385,000 in restricted cash and investments, due to our bank reduction of the collateral requirement on outstanding standby letters of credit during the quarter;

3)              a decrease of $9,671,000 in accounts receivable in the quarter due to the decrease in revenue as compared to the fourth quarter of fiscal 2011.  Days sales in accounts receivable remained relatively constant over the two periods;

4)              an increase of $8,848,000 in customer deposits during the period due to the timing of milestone payments on certain fixed price contracts;

5)              an increase of $3,446,000 in deferred revenue due to the timing of contract renewals in the period; and

6)              proceeds from exercise of stock options of $2,833,000 during the period.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.  As of June 30, 2011, we had outstanding $26,677,000 in standby letters of credit.  During the quarter ended June 30, 2011, our bank reduced the collateral requirement on these standby letters of credit.  These outstanding standby letters of credit are now cash-secured at amounts ranging from 52.5% to 55% of the outstanding letters of credit.  This resulted in a restricted cash balance of $14,075,000 at June 30, 2011 of which $2,000,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year.  For further information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 9, 2011.

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

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2011 as filed with the Securities and Exchange Commission on June 9, 2011. There have been no material changes from the factors disclosed in our Form 10-K for the year ended March 31, 2011, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases during the quarter ended June 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Quarter ended June 30, 2011	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 — April 30	—	$—	—	$20,068,000
May 1 — May 31	—	—	—	$20,068,000
June 1 — June 30	301	75.00	301	$20,045,000
Total	301	$75.00	301	$20,045,000

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: August 5, 2011	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.