Form 10-Q
period 2011-09-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2011-11-08
CIK 5768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of November 2, 2011 was 8,917,764.

Z Backscatter™, ZBV™, MobileSearch™, Shaped Energy®, AS&E®, Gemini™, Omniview™, Sentry™, SmartCheck®,  Z Portal®  and all AS&E product names and AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	September 30, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$24,994	$60,144
Restricted cash	12,521	20,398
Short-term investments, at fair value	162,254	110,141
Accounts receivable, net of allowances of $329 and $334 at September 30, 2011 and March 31, 2011, respectively	34,130	37,180
Unbilled costs and fees	10,282	17,082
Inventories, net	47,699	46,922
Prepaid expenses and other current assets	9,583	6,698
Deferred income taxes	2,566	3,469
Total current assets	304,029	302,034
Building, equipment and leasehold improvements, net	18,639	18,559
Restricted cash	2,000	9,062
Deferred income taxes	6,540	6,779
Other assets, net	100	140
Total assets	$331,308	$336,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,798	$9,378
Accrued salaries and benefits	7,821	15,988
Accrued warranty costs	864	1,225
Accrued income taxes	419	1,936
Deferred revenue	19,743	16,924
Customer deposits	18,457	9,193
Current portion of lease financing liability	1,330	1,321
Other current liabilities	5,558	5,460
Total current liabilities	61,990	61,425
Lease financing liability, net of current portion	5,087	5,755
Deferred revenue	2,894	3,288
Other long term liabilities	21	26
Total liabilities	69,992	70,494

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized 8,981,764 and 9,169,965 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively	5,987	6,113
Capital in excess of par value	98,460	110,087
Accumulated other comprehensive income, net	(29)	21
Retained earnings	156,898	149,859
Total stockholders’ equity	261,316	266,080
Total liabilities and stockholders’ equity	$331,308	$336,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net sales and contract revenues:
Net product sales and contract revenues	$32,375	$59,705	$61,424	$92,179
Net service revenues	22,403	20,932	44,457	42,101
Total net sales and contract revenues	54,778	80,637	105,881	134,280

Cost of sales and contracts:
Cost of product sales and contracts	17,309	29,775	32,530	48,565
Cost of service revenues	12,348	11,018	24,328	22,059
Total cost of sales and contracts	29,657	40,793	56,858	70,624
Gross profit	25,121	39,844	49,023	63,656

Expenses:
Selling, general and administrative expenses	8,379	10,997	17,637	20,810
Research and development costs	6,537	5,225	12,614	10,235
Total operating expenses	14,916	16,222	30,251	31,045
Operating income	10,205	23,622	18,772	32,611

Other income (expense):
Interest and investment income	143	135	309	363
Interest expense	(23)	(28)	(48)	(58)
Other, net	55	(1,082)	(27)	114
Total other income (expense)	175	(975)	234	419
Income before provision for income taxes	10,380	22,647	19,006	33,030
Provision for income taxes	3,529	7,978	6,462	11,560
Net income	$6,851	$14,669	$12,544	$21,470
Income per share - Basic	$0.75	$1.63	$1.37	$2.38
Income per share - Diluted	$0.74	$1.59	$1.35	$2.33
Weighted average shares – Basic	9,148	9,020	9,170	9,020
Weighted average shares – Diluted	9,232	9,221	9,285	9,219
Dividends declared per share	$0.30	$0.30	$0.60	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
(In thousands)	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income	$12,544	$21,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,924	2,396
Provisions for contracts, inventory and accounts receivable reserves	1,264	465
Amortization of bond premium	1,212	1,041
Deferred income taxes	1,170	1,155
Other	(24)	(122)
Stock compensation expense	1,204	2,563
Changes in assets and liabilities:
Accounts receivable	3,059	(6,698)
Unbilled costs and fees	6,800	(13,289)
Inventories	(2,050)	(7,005)
Prepaid expenses and other assets	(2,845)	2,724
Accounts payable	(1,580)	5,826
Accrued income taxes	(1,517)	(3,413)
Customer deposits	9,264	(2,438)
Deferred revenue	2,425	(572)
Accrued expenses and other liabilities	(8,435)	(1,848)
Net cash provided by operating activities	25,415	2,255

Cash flows from investing activities:
Purchases of short-term investments	(148,921)	(99,224)
Proceeds from sales and maturities of short-term investments	95,518	127,695
Purchases of property and equipment, net	(2,980)	(2,899)
Net cash (used for) provided by investing activities	(56,383)	25,572

Cash flows from financing activities:
Decrease in restricted cash and investments	14,939	—
Proceeds from exercise of stock options	2,835	366
Repurchase of shares of common stock	(15,923)	(3,381)
Repayment of leasehold financing	(659)	(649)
Payment of common stock dividend	(5,505)	(5,415)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	131	526
Net cash used for financing activities	(4,182)	(8,553)

Net (decrease) increase in cash and cash equivalents	(35,150)	19,274
Cash and cash equivalents at beginning of period	60,144	34,912
Cash and cash equivalents at end of period	$24,994	$54,186

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

Nature of Operations

The Company develops, manufactures, markets, and sells X-ray inspection and other detection products for homeland security and other targeted markets.  The Company provides maintenance, warranty, engineering, and training services related to these products.  The Company has one reporting segment, X-ray screening products.

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

Occasionally, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the product has been segregated from the Company’s inventories and cannot be used to fill other orders received.   There was no product being held under such arrangements at September 30, 2011 or March 31, 2011.

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2011.  There have been no changes to our critical accounting policies during the three and six months ended September 30, 2011.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$6,851	$14,669	$12,544	$21,470
Other comprehensive income (loss)	(30)	72	(50)	40
Comprehensive income	$6,821	$14,741	$12,494	$21,510

Stock Repurchase Program

The Board of Directors previously approved a Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market.  During the six months ended September 30, 2011, a total of 256,201 shares were repurchased and retired at an average price of $62.15 per share.   As of September 30, 2011, the maximum dollar value of shares that may still be purchased under the program was $4,131,000.

Dividends

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Dividends declared	$0.30	$0.30	$0.60	$0.60
Dividends paid	$0.30	$0.30	$0.60	$0.60

On November 7, 2011, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on December 1, 2011 to all shareholders of record at the close of business on November 21, 2011.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts and unbilled receivables.  At times, the Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The Company’s credit risk is managed by investing its cash in investment grade corporate debentures / bonds, U.S. government agency bonds, commercial paper, high quality U.S. treasury bills, high quality money market funds, and certificates of deposit.

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

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based awards made to its employees and Board of Directors in accordance with FASB ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of all compensation costs for stock-based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest.

The Company recognized $597,000 and $1,539,000 of stock-based compensation costs in the consolidated statements of operations for the three months ended September 30, 2011 and September 30, 2010, respectively. The Company recognized $1,204,000 and $2,563,000 of stock-based compensation costs in the consolidated statements of operations for the six months ended September 30, 2011 and September 30, 2010, respectively. The income tax benefit recognized related to this compensation for the three months ended September 30, 2011 and September 30, 2010 was approximately $202,000 and $532,000, respectively.  The income tax benefit recognized related to this compensation for the six months ended September 30, 2011 and September 30, 2010 was approximately $409,000 and $895,000, respectively

The following table summarizes stock-based compensation costs included in the Company’s consolidated statement of operations:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of revenues	$117	$242	$223	$395
Selling, general and administrative	480	1,297	981	2,168
Total share-based compensation expense before tax	$597	$1,539	$1,204	$2,563

The Company deems the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock-based awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock-based award; (2) the expected future stock volatility over the expected term; (3) a risk-free interest rate; and (4) the expected dividend yield. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The expected dividend yield was based on the assumption that the Company would continue paying dividends on its common stock at the same rate for the foreseeable future.

There were no options granted in the six month period ended September 30, 2011. There were 56,181 options granted in the six month period ended September 30, 2010.  The fair value of the options at date of grant was estimated with the following assumptions for grants made during the period presented:

Six Months Ended
September 30, 2010
Assumptions:
Option life	5 years
Risk-free interest rate	1.5%
Stock volatility	44%
Dividend yield	1.6%

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for non-employee directors, officers, and employees. The Company had the following stock option and other compensation plans outstanding as of September 30, 2011: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares authorized under these plans. As of September 30, 2011, 290,000 shares remain available for future issuance under these plans.  Vesting periods for awards granted under such plans are at the discretion of the Compensation Committee of the Board of Directors, or their designee, and typically range between one and three years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the six months ended September 30, 2011.

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding at March 31, 2011	472,446	$55.77	5.16
Grants	—	—		—
Exercises	(49,804)	56.96
Cancellations	(20,000)	65.08
Options outstanding at September 30, 2011	402,642	$55.16	4.85
Options exercisable at September 30, 2011	396,310	$55.06		$3,644,000

Information related to the stock options outstanding as of September 30, 2011 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted-Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price ($)
$ 6.50 - $20.00	23,927	2.12	$13.13	23,927	$13.13
$20.01 - $30.00	20,400	2.97	28.50	20,400	28.50
$30.01 - $40.00	20,500	3.18	39.06	20,500	39.06
$40.01 - $50.00	46,600	3.58	45.18	46,600	45.18
$50.01 - $60.00	82,020	3.80	53.25	82,020	53.25
$60.01 - $70.00	153,014	5.20	64.28	146,682	64.41
$70.01 - $75.82	56,181	8.92	74.87	56,181	74.87
$ 6.50 - $75.82	402,642	4.85	$55.16	396,310	$55.06

As of September 30, 2011, there was approximately $18,000 of unrecognized compensation costs related to options granted. This cost is expected to be recognized over a weighted average period of 1.7 years.   Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 30, 2011 there was $1,798,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the six months ended September 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2011	32,882	$65.03
Granted	20,946	73.41
Vested	(3,062)	71.68
Forfeited	—	—
Outstanding at September 30, 2011	50,766	$68.09

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

The components of inventories at September 30, 2011 and March 31, 2011 were as follows:

(In thousands)	September 30, 2011	March 31, 2011
Raw materials, completed sub-assemblies, and spare parts	$24,612	$27,436
Work-in-process	18,270	16,828
Finished goods	4,817	2,658
Total	$47,699	$46,922

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended September 30, 2011 and September 30, 2010, common stock equivalents of 61,000 and 77,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the six months ended September 30, 2011 and September 30, 2010, common stock equivalents of 57,000 and 78,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income Per Share
Basic:
Net income	$6,851	$14,669	$12,544	$21,470
Weighted average number of common shares outstanding — basic	9,148	9,020	9,170	9,020
Net income per share — basic	$0.75	$1.63	$1.37	$2.38
Diluted:
Net income	$6,851	$14,669	$12,544	$21,470
Weighted average number of common shares outstanding	9,148	9,020	9,170	9,020
Assumed exercise of stock options and restricted stock units, using the treasury stock method	84	201	115	199
Weighted average number of common and potential common shares outstanding — diluted	9,232	9,221	9,285	9,219
Net income per share — diluted	$0.74	$1.59	$1.35	$2.33

5.   CREDIT FACILITIES

The Company had in place a Loan and Security Agreement with Silicon Valley Bank which provided a $30.0 million facility to support routine letters of credit and working capital needs.  This Loan and Security Agreement expired on November 12, 2010; the Company did not renew this facility given the cash flows provided from operations and the Company’s available cash and investments balance.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations; the probability of which management believes is low.   As of September 30, 2011, the Company had outstanding $24,806,000 in standby letters of credit.  During the quarter ended June 30, 2011, the Company’s bank reduced the collateral requirement on these standby letters of credit.   These outstanding standby letters of credit are now cash-secured at amounts ranging from 52.5% to 65% of the outstanding letters of credit.  This resulted in a restricted cash balance of $14,521,000 at September 30, 2011 of which $2,000,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

6.   FAIR VALUE MEASUREMENTS

The Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure a financial instrument fall within different levels of the hierarchy, its categorization is based on the lowest level input that is significant to the fair value measurement of such instrument.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2011 and March 31, 2011:

(In thousands)	September 30, 2011	March 31, 2011
Level 1 – Financial Assets
U.S. Treasury bills	$27,578	$20,120
Level 2 – Financial Assets
Corporate debentures/bonds	51,308	44,586
Government agency bonds	48,391	13,099
Commercial paper	41,514	57,512
Money market funds	748	10,249
Certificates of deposit	—	4,000
Total Level 2 Financial Assets	141,961	129,446
Total cash equivalents and short-term investments	$169,539	$149,566

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of September 30, 2011, all of the Company’s available-for-sale securities had contractual maturities of fifteen months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three and six months ended September 30, 2011 and September 30, 2010, respectively. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income, as disclosed in Note 1.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
Short-term investments:
Corporate debentures/bonds	$51,405	$—	$(97)	$51,308
Treasury bills	27,526	52	—	27,578
Commercial paper	34,975	2	—	34,977
Government agency bonds	48,394	5	(8)	48,391
Total short-term investments	$162,300	$59	$(105)	$162,254

Cash equivalents:
Money market funds	$748	$—	$—	$748
Commercial paper	6,537	—	—	6,537
Total cash equivalents	$7,285	$—	$—	$7,285

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011:
Short-term investments:
Corporate debentures/bonds	$44,585	$13	$(12)	$44,586
Treasury bills	20,095	25	—	20,120
Government agency bonds	6,593	7	—	6,600
Commercial paper	34,834	1	—	34,835
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$110,107	$46	$(12)	$110,141
Cash equivalents:
Money market funds	10,249	—	—	10,249
Government agency bonds	6,500	—	(1)	6,499
Commercial paper	22,677	—	—	22,677
Total cash equivalents	$39,426	$—	$(1)	$39,425

7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company purchased in the fourth quarter of fiscal year 2010, a foreign currency put option contract to manage the risk associated with foreign currency exchange rate fluctuations on a then-anticipated obligation and transaction.  The foreign currency put option contract was paid in full at execution and was related to the Company’s activities in Europe. The put option contract provided the Company with the option to exchange Euros for U.S. dollars at a fixed exchange rate such that, if the Euro were to depreciate against the U.S. dollar to predetermined levels as set by the contract, the Company could exercise its option and mitigate its foreign currency exchange losses. This contract did not qualify for hedge accounting treatment and was marked-to-market through the results of operations until it was settled.  This contract was sold during the second quarter ending September 30, 2010.  The Company recorded net mark-to-market income (expense) for this contract of ($1,020,000) and $122,000 in the three and six months ended September 30, 2010, respectively, which is included in other income and expense in the Condensed Consolidated Statements of Operations.  The Company had no option contracts outstanding during the three and six months ended September 30, 2011.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2008 through 2010 and for various state taxing authorities for the years ending March 31, 2006 through 2010.  The Company believes that there were no material uncertain tax positions that required a reserve as of September 30, 2011.

9.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three and six months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Warranty accrual - beginning of period	$1,114	$834	$1,225	$965
Accruals for warranties issued during the period	218	293	525	471
Adjustment of preexisting accrual estimates	(25)	(90)	(13)	(161)
Warranty costs incurred during the period	(443)	(332)	(873)	(570)
Warranty accrual — end of period	$864	$705	$864	$705

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

Net sales and contract revenues for the second quarter of fiscal year ending March 31, 2012, or fiscal 2012, decreased to $54,778,000 compared to revenues of $80,637,000 for the second quarter of fiscal 2011. We reported operating income of $10,205,000 for the second quarter of fiscal 2012 compared to $23,622,000 for the second quarter of fiscal 2011.  Net income for the second quarter of fiscal 2012 was $6,851,000 ($0.74 per share, on a diluted basis) compared to net income of $14,669,000 ($1.59 per share, on a diluted basis) for the second quarter of fiscal 2011. These results represent a 32% decrease in revenues, a 53% decrease in net income, and a $0.85 decrease in earnings per share when compared to results for the second quarter of the fiscal 2011, which remains the Company’s record quarter for revenues, net income, and earnings per share.

Net sales and contract revenues for the first six months of fiscal 2012 decreased by 21% to $105,881,000 compared to revenues of $134,280,000 for the first six months of fiscal 2011. We reported operating income of $18,772,000 for the first six months of fiscal 2012 compared to $32,611,000 for the first six months of fiscal 2011.  Net income for the first six months of fiscal 2012 was $12,544,000 ($1.35 per share, on a diluted basis) compared to net income of $21,470,000 ($2.33 per share, on a diluted basis) for the first six months of fiscal 2011.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2011 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 9, 2011.  There have been no changes to our critical accounting policies during the three and six months ended September 30, 2011.

Results of Operations

Net revenues for the second quarter ended September 30, 2011 decreased by $25,859,000 to $54,778,000 compared to the record revenues of $80,637,000 for the second quarter of fiscal 2011.  This decrease is attributable primarily to a decrease of $27,330,000 in product sales and contract revenues.  Factors contributing to the product sales and contract revenues decrease include: 1) a decrease of $16,731,000 in Z Backscatter system revenues as compared to the corresponding prior year period due to a lower number of units being delivered in the period as compared to the prior year; and 2) a decrease of $11,654,000 in Cargo Inspection system revenues as compared to the corresponding prior year period attributable to a decrease in the number of systems delivered and under construction as compared to the prior year.  These decreases were offset in part by an increase of $1,720,000 in Parcel and Personnel Inspection system revenues due primarily to one large multi-unit system order fulfilled during the second quarter of fiscal 2012.  Contract research and development and aftermarket part revenues remained relatively flat as compared to the prior period.  Service revenues increased by $1,471,000 to $22,403,000 compared to the second quarter of fiscal 2011 due primarily to increased fixed price service contract revenue as a greater number of systems were under contract as compared to the prior year period.

Net revenues for the six months ended September 30, 2011 decreased by $28,399,000 to $105,881,000 compared to the corresponding period a year ago.  This decrease is attributable primarily to a decrease of $30,755,000 in product sales and contract revenues.  Factors contributing to the product sales and contract revenues decrease include: 1) a $23,353,000 decrease in Z Backscatter systems revenues on lower volume; and 2) a decrease of $16,498,000 in Cargo Inspection system revenues as compared to the corresponding prior year period attributable to a decrease in the number of systems delivered and comparably fewer systems under construction on certain contracts recognized on a percentage of completion basis; and 3) a decrease of $551,000 in aftermarket parts revenues as compared to the prior year due to lower volume.  These decreases were offset somewhat by an increase of $9,539,000 in Parcel and Personnel Inspection system revenues due to certain large orders fulfilled in the period.   Contract research and development revenues remained relatively flat as compared to the prior period.   Service revenues increased by $2,356,000 to $44,457,000 compared to the six months ended September 30, 2010 due primarily to increased service contract revenue as a greater number of systems were under contract as compared to the prior year period.

Total cost of sales and contracts for the second quarter of fiscal 2012 decreased by $11,136,000 to $29,657,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $12,466,000 to $17,309,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 54% of revenues versus 50% of revenues for the corresponding period last year.  The resultant decrease in gross margin percentage from the prior year is due primarily to decreased margins from the Parcel and Personnel Inspection product group due to inventory reserves accrued for during the period and decreased margins on aftermarket part sales during the period.   These margin declines were offset in part by improved margins from Z Backscatter systems product line due to the mix of higher margin options on systems delivered in the period and improved margins on the Cargo Inspection systems product line during the period   The cost of service revenues for the quarter ended September 30, 2011 increased by $1,330,000 to $12,348,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 55% of revenues from 53% of revenues in the corresponding period due primarily to increased labor costs to support systems under fixed price contracts during the period.

Total cost of sales and contracts for the six months ended September 30, 2011 decreased by $13,766,000 to $56,858,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $16,035,000 to $32,530,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues remained constant at 53% of revenues in the six months ended September 30, 2011 and the six months ended September 30, 2010.  Although the gross margin percentage remained flat over the two periods, there was a shift in product mix between the two periods with a greater percentage of revenues derived from the lower margined Parcel and Personnel Inspection product line offset by improved margins from the Z Backscatter system product line.    The cost of service revenues for the six months ended September 30, 2011 increased by $2,269,000 to $24,328,000 as compared to the corresponding period a year ago.   Cost of service revenues represented 55% of revenues in the six months ended September 30, 2011 as compared to 52% of revenues for the six months ended September 30, 2010.  This increase in costs is attributable to increased labor and third party support costs to support systems under fixed price contracts during the period.

Selling, general and administrative expenses for the second quarter of fiscal 2012 decreased by $2,618,000 to $8,379,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 15% of revenues in the current period compared to 14% for the corresponding period last year.  The decrease in selling, general and administrative expenses from the prior period was primarily the result of:  1) a decrease in incentive compensation expense of $2,395,000; and 2) a decrease in legal fees of $321,000 from the prior year related to due diligence activities on a potential acquisition that was later abandoned.   These decreases were offset in part by an increase in payroll and payroll-related costs of $313,000 attributable to increased headcount.

Selling, general and administrative expenses for the six months ended September 30, 2011 decreased by $3,173,000 to $17,637,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 17% of revenues in the current period compared to 16% for the corresponding period last year.  The decrease in selling, general and administrative expenses over the prior period was primarily the result of:  1) a decrease in incentive compensation expense of $2,793,000; 2) a decrease in legal fees of $909,000 from the prior year related to due diligence activities on a potential acquisition that was later abandoned; and 3) a decrease in consulting and other professional fees of $231,000 from the prior year.   These decreases were offset in part by an increase in payroll and payroll-related costs of $736,000 attributable to increased headcount.

Company-funded research and development expenses for the second quarter of fiscal 2012 increased by $1,312,000 to $6,537,000 as compared to the corresponding period last year.  Research and development expenses represented 12% of revenues in the current quarter compared to 6% for the corresponding period last year.  The increase in research and development expenses in the quarter was attributable to increased labor resources being expended on research and development efforts.  Research and development activities performed in the quarter focused on the development of new products, product options and product enhancements.

Company funded research and development expenses for the six months ended September 30, 2011 increased by $2,379,000 to $12,614,000 as compared to the corresponding period last year.  Research and development expenses represented 12% of revenues for the six months ended September 30, 2011 as compared to 8% for the corresponding period last year.  The increase in research and development expenses in the period was attributable to increased labor resources being expended on research and development efforts during the period.  Research and development activities performed in the period focused on the development of new product options and product enhancements.

Other income (expense) was $175,000 of income for the second quarter of fiscal 2012 as compared to $975,000 of expense for the corresponding period a year ago.   This increase in other income is attributable primarily to a foreign currency put option contract held in the prior year which depreciated significantly during the second quarter of the prior year resulting in mark to market loss of $1,020,000 due to the volatility of the Euro during such period.  This option contract did not qualify for hedge accounting treatment under the Derivatives and Hedging Topic of the FASB ASC. Therefore, all gains or losses on the foreign currency put option contract were recorded in our Condensed Consolidated Statements of Operations.  This contract was sold during the second quarter ending September 30, 2010. The Company had no option contracts outstanding as of and for the quarter ended September 30, 2011.

Other income (expense) was $234,000 of income for the six months ended September 30, 2011 as compared to $419,000 of income for the corresponding period a year ago.  This decrease in other income is attributable primarily to the foreign currency put option contract held in the prior year which appreciated slightly during first six months of the prior year resulting in mark to market gain of $122,000 in the period due to the volatility of the Euro during such period.  This contract was sold during the second quarter ending September 30, 2010. The Company had no option contracts outstanding as of and for the six months ended September 30, 2011.

We reported pre-tax income of $10,380,000 in the three months ended September 30, 2011 as compared to pre-tax income of $22,647,000 in the corresponding period due to the factors described above.  We reported pre-tax income of $19,006,000 in the six months ended September 30, 2011 as compared to pre-tax income of $33,030,000 in the corresponding period due to the factors described above.

Our effective tax rate for the three months ended September 30, 2011 was 34.0% as compared to 35.2% for the corresponding period a year ago. Our effective tax rate for the six months ended September 30, 2011 was 34.0% as compared to 35.0% for the corresponding period a year ago.   This decline in the tax rate for the quarter is attributable primarily to an increase in research and development tax credits as compared to the prior period.  There were no research and development tax credits estimated in the effective tax rate in the three and six months ended September 30, 2010, as the prior research and development tax credit program had expired.  The tax credit was reinstated in the third quarter of fiscal 2011 retroactively to the beginning of the year.

We had net income of $6,851,000 for the second quarter of fiscal 2012 as compared to net income of $14,669,000 in the second quarter of fiscal 2011.   We had net income of $12,544,000 for the six months ended September 30, 2011 as compared to net income of $21,470,000 in the six months ended September 30, 2010.   The significant factors contributing to these results are noted in the above sections.

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

Summary of Cash Activities

Cash and cash equivalents decreased by $35,150,000 to $24,994,000 at September 30, 2011 compared to $60,144,000 at March 31, 2011. This decrease is attributable primarily to:

1)              net purchases of short-term investments of $53,403,000 during the period;

2)              the repurchase of 256,201 shares of the Company’s common stock for $15,923,000 during the period

3)              a decrease of $8,435,000 in accrued expenses and other liabilities due primarily to the payment of fiscal year-end bonuses during the year;

4)              the payment of $5,505,000 in common stock dividends during the year as part of our quarterly dividend program;

5)              net capital expenditures of $2,980,000 during the period attributable primarily to hardware and software purchases during the period; and

6)              an increase in prepaid expenses and other assets of $2,845,000 attributable to prefunding related to the Company’s stock repurchase program and the timing of vendor payments for certain annual insurance and maintenance contracts.

Offsetting these outflows were other cash inflows including:

1)              the net income earned in the period of $12,544,000;

2)              a net decrease of $14,939,000 in restricted cash and investments, due to our bank’s reduction of the collateral requirement on outstanding standby letters of credit during the period;

3)              an increase of $9,264,000 in customer deposits during the period due to the timing of milestone payments on certain fixed price contracts;

4)              a decrease of $6,800,000 in unbilled accounts receivable in the quarter as milestones on certain contracts were achieved and billed during the period;

5)              a decrease of $3,059,000 in accounts receivable as outstanding invoices were collected during the period;

6)              an increase of $2,425,000 in deferred revenue due to the timing of contract renewals in the period; and

7)              proceeds from the exercise of stock options of $2,835,000 during the period.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.   As of September 30, 2011, we had outstanding $24,806,000 in standby letters of credit.  During the quarter ended June 30, 2011, our bank reduced the collateral requirement on these standby letters of credit.   These outstanding standby letters of credit are now cash-secured at amounts ranging from 52.5% to 65% of the outstanding letters of credit.  This resulted in a restricted cash balance of $14,521,000 at September 30, 2011 of which $2,000,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases during the quarter ended September 30, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Quarter ended September 30, 2011	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 – July 31	—	$—	—	$20,045,000
August 1 – August 31	126,000	61.56	126,000	$12,282,000
September 1 – September 30	129,900	62.70	129,900	$4,131,000
Total	255,900	$62.14	255,900	$4,131,000

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: November 7, 2011	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter and six months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.