Form 10-Q
period 2011-12-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2012-02-09
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of February 3 2012 was 8,916,583 .

Z Backscatter™, ZBV™, MobileSearch™, Shaped Energy®, AS&E®, Gemini™, Omniview™, Sentry™, SmartCheck®,  Z Portal®  and all AS&E product names and AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	December 31, 2011	March 31, 2011
Assets
Current assets:
Cash and cash equivalents	$29,495	$60,144
Restricted cash and investments	12,846	20,398
Short-term investments, at fair value	174,052	110,141
Accounts receivable, net of allowances of $353 and $334 at December 31, 2011 and March 31, 2011, respectively	27,044	37,180
Unbilled costs and fees	3,585	17,082
Inventories, net	45,858	46,922
Prepaid expenses and other current assets	8,969	6,698
Deferred income taxes	2,420	3,469
Total current assets	304,269	302,034
Building, equipment and leasehold improvements, net	18,041	18,559
Restricted cash and investments	784	9,062
Deferred income taxes	6,297	6,779
Other assets, net	81	140
Total assets	$329,472	$336,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,575	$9,378
Accrued salaries and benefits	9,020	15,988
Accrued warranty costs	572	1,225
Accrued income taxes	1,884	1,936
Deferred revenue	15,668	16,924
Customer deposits	17,401	9,193
Current portion of lease financing liability	1,335	1,321
Other current liabilities	7,399	5,460
Total current liabilities	61,854	61,425
Lease financing liability, net of current portion	4,751	5,755
Deferred revenue	2,622	3,288
Other long term liabilities	21	26
Total liabilities	69,248	70,494

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized 8,915,469 and 9,169,965 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	5,943	6,113
Capital in excess of par value	94,300	110,087
Accumulated other comprehensive income, net	7	21
Retained earnings	159,974	149,859
Total stockholders’ equity	260,224	266,080
Total liabilities and stockholders’ equity	$329,472	$336,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net sales and contract revenues:
Net product sales and contract revenues	$34,997	$54,743	$96,421	$146,922
Net service revenues	22,910	21,845	67,367	63,946
Total net sales and contract revenues	57,907	76,588	163,788	210,868

Cost of sales and contracts:
Cost of product sales and contracts	20,530	30,340	53,060	78,905
Cost of service revenues	10,932	11,544	35,260	33,603
Total cost of sales and contracts	31,462	41,884	88,320	112,508
Gross profit	26,445	34,704	75,468	98,360

Expenses:
Selling, general and administrative expenses	9,091	10,774	26,728	31,584
Research and development costs	6,113	6,568	18,727	16,803
Total operating expenses	15,204	17,342	45,455	48,387
Operating income	11,241	17,362	30,013	49,973

Other income (expense):
Interest and investment income	158	152	467	515
Interest expense	(22)	(27)	(70)	(85)
Other, net	40	(151)	13	(37)
Total other income (expense)	176	(26)	410	393
Income before provision for income taxes	11,417	17,336	30,423	50,366
Provision for income taxes	3,882	5,554	10,344	17,114
Net income	$7,535	$11,782	$20,079	$33,252
Income per share — Basic	$0.84	$1.31	$2.21	$3.69
Income per share — Diluted	$0.84	$1.28	$2.18	$3.60
Weighted average shares — Basic	8,924	9,023	9,088	9,022
Weighted average shares — Diluted	9,009	9,236	9,193	9,225
Dividends declared per share	$0.50	$0.30	$1.10	$0.90

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
(In thousands)	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$20,079	$33,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,293	3,660
Provisions for contracts, inventory and accounts receivable reserves	2,746	879
Amortization of bond premium	1,895	1,581
Deferred income taxes	1,559	(73)
Other	(24)	(122)
Stock compensation expense	1,459	3,971
Changes in assets and liabilities:
Accounts receivable	10,117	1,997
Unbilled costs and fees	13,497	(14,232)
Inventories	(1,663)	(5,519)
Prepaid expenses and other assets	(2,212)	986
Accounts payable	(803)	1,491
Accrued income taxes	(52)	(4,203)
Customer deposits	8,208	(7,397)
Deferred revenue	(1,922)	2,527
Accrued expenses and other liabilities	(5,687)	519
Net cash provided by operating activities	51,490	19,317

Cash flows from investing activities:
Purchases of short-term investments	(217,785)	(114,801)
Proceeds from sales and maturities of short-term investments	151,937	149,222
Purchases of property and equipment, net	(3,751)	(4,098)
Net cash (used for) provided by investing activities	(69,599)	30,323

Cash flows from financing activities:
Decrease (increase) in restricted cash and investments	15,830	(28,485)
Proceeds from exercise of stock options	2,835	3,739
Repurchase of shares of common stock	(20,050)	(3,736)
Repayment of leasehold financing	(990)	(975)
Payment of common stock dividend	(9,964)	(8,129)
Change in income taxes paid due to the tax benefit from employee stock option expense	(201)	1,106
Net cash used for financing activities	(12,540)	(36,480)

Net (decrease) increase in cash and cash equivalents	(30,649)	13,160
Cash and cash equivalents at beginning of period	60,144	34,912
Cash and cash equivalents at end of period	$29,495	$48,072

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, or fiscal 2011, as filed with the Securities and Exchange Commission on June 9, 2011.

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

Occasionally, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the product has been segregated from the Company’s inventories and cannot be used to fill other orders received.  There was no product being held under such arrangements at December 31, 2011 or March 31, 2011.

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2011.  There have been no changes to our critical accounting policies during the three and nine months ended December 31, 2011.

Comprehensive Income

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net income	$7,535	$11,782	$20,079	$33,252
Other comprehensive income (loss)	36	(31)	(14)	9
Comprehensive income	$7,571	$11,751	$20,065	$33,261

Stock Repurchase Program

On May 13, 2008, our Board of Directors announced a Stock Repurchase Program which authorizes us to repurchase up to $35 million of shares of our common stock from time to time on the open market.  During the nine months ended December 31, 2011, a total of 320,207 shares were repurchased and retired at an average price of $62.62 per share.  As of December 31, 2011, the Company has fully utilized the funds authorized by the Board for its Stock Repurchase Program.  Since this Stock Repurchase

Program was authorized by the Board of Directors, the Company has repurchased 575,000 shares in aggregate under this plan at an average price of $60.77 per share.

Dividends

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Dividends declared	$0.50	$0.30	$1.10	$0.90
Dividends paid	$0.50	$0.30	$1.10	$0.90

On February 9, 2012, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on March 5, 2012 to all shareholders of record at the close of business on February 21, 2012.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts and unbilled receivables.  At times, the Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The Company’s credit risk is managed by investing its cash in investment grade corporate debentures / bonds, U.S. government agency bonds, commercial paper, U.S. treasury bills, money market funds, and certificates of deposit.

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

The Company recognized $255,000 and $1,408,000 of stock-based compensation costs in the consolidated statements of operations for the three months ended December 31, 2011 and December 31, 2010, respectively. The Company recognized $1,459,000 and $3,971,000 of stock-based compensation costs in the consolidated statements of operations for the nine months ended December 31, 2011 and December 31, 2010, respectively. The income tax benefit recognized related to this compensation for the three months ended December 31, 2011 and December 31, 2010 was approximately $87,000 and $451,000, respectively.  The income tax benefit recognized related to this compensation for the nine months ended December 31, 2011 and December 31, 2010 was approximately $496,000 and $1,346,000, respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statement of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Cost of revenues	$108	$214	$331	$609
Selling, general and administrative	147	1,194	1,128	3,362
Total share-based compensation expense before tax	$255	$1,408	$1,459	$3,971

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

There were no options granted in the nine month period ended December 31, 2011. There were 56,181 options granted in the nine month period ended December 31, 2010.  The fair value of the options at date of grant was estimated with the following assumptions for grants made during the period presented:

Nine Months Ended
December 31, 2010
Assumptions:
Option life	5 years
Risk-free interest rate	1.5%
Stock volatility	44%
Dividend yield	1.6%

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for non-employee directors, officers, and employees. The Company had the following stock option and other compensation plans outstanding as of December 31, 2011: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares authorized under these plans. As of December 31, 2011, 295,000 shares remain available for future issuance under these plans.  Vesting periods for awards granted under such plans are at the discretion of the Compensation Committee of the Board of Directors, or their designee, and typically range between one and three years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the nine months ended December 31, 2011:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2011	472,446	$55.77	5.16
Grants	—	—		—
Exercises	(49,804)	56.96
Cancellations	(20,401)	65.01
Options outstanding at December 31, 2011	402,241	$55.16	4.60
Options exercisable at December 31, 2011	396,310	$55.06		$5,550,000

Information related to the stock options outstanding as of December 31, 2011 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$ 8.00 - $20.00	23,927	1.87	$13.13	23,927	$13.13
$20.01 - $30.00	20,400	2.71	28.50	20,400	28.50
$30.01 - $40.00	20,500	2.92	39.06	20,500	39.06
$40.01 - $50.00	46,600	3.33	45.18	46,600	45.18
$50.01 - $60.00	82,020	3.56	53.25	82,020	53.25
$60.01 - $70.00	152,613	4.96	64.29	146,682	64.41
$70.01 - $75.82	56,181	8.67	74.87	56,181	74.87
$ 8.00 - $75.82	402,241	4.60	$55.16	396,310	$55.06

As of December 31, 2011, there was approximately $15,000 of unrecognized compensation costs related to options granted. This cost is expected to be recognized over a weighted average period of 1.6 years.  Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 31, 2011 there was $1,358,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the nine months ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2011	32,882	$65.03
Granted	21,806	73.31
Vested	(7,645)	68.82
Forfeited	(3,766)	65.07
Outstanding at December 31, 2011	43,277	$68.53

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

The components of inventories at December 31, 2011 and March 31, 2011 were as follows:

(In thousands)	December 31, 2011	March 31, 2011
Raw materials, completed sub-assemblies, and spare parts	$24,159	$27,436
Work-in-process	18,909	16,828
Finished goods	2,790	2,658
Total	$45,858	$46,922

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended December 31, 2011 and December 31, 2010, common stock equivalents of 60,000 and 53,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the nine months ended December 31, 2011 and December 31, 2010, common stock equivalents of 60,000 and 58,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
(In thousands except per share amounts)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Income Per Share
Basic:
Net income	$7,535	$11,782	$20,079	$33,252
Weighted average number of common shares outstanding — basic	8,924	9,023	9,088	9,022
Net income per share — basic	$0.84	$1.31	$2.21	$3.69
Diluted:
Net income	$7,535	$11,782	$20,079	$33,252
Weighted average number of common shares outstanding	8,924	9,023	9,088	9,022
Assumed exercise of stock options and restricted stock units, using the treasury stock method	85	213	105	203
Weighted average number of common and potential common shares outstanding — diluted	9,009	9,236	9,193	9,225
Net income per share — diluted	$0.84	$1.28	$2.18	$3.60

5.   CREDIT FACILITIES

The Company had in place a Loan and Security Agreement with Silicon Valley Bank which provided a $30.0 million facility to support routine letters of credit and working capital needs.  This Loan and Security Agreement expired on November 12, 2010; the Company did not renew this facility given the cash flows provided by operations and the Company’s available cash and investments balance.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations; the probability of which management believes is low.  As of December 31, 2011, the Company had outstanding $25,602,000 in standby letters of credit.  During the quarter ended June 30, 2011, the Company’s bank reduced the collateral requirement on these standby letters of credit.  These outstanding standby letters of credit are now cash-secured at amounts ranging from 52% to 65% of the outstanding letters of credit.  This resulted in a restricted cash balance of $13,630,000 at December 31, 2011 of which $784,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

6.   FAIR VALUE MEASUREMENTS

The Company has categorized its financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure a financial instrument fall within different levels of the hierarchy, the categorization of such financial asset is based on the lowest level input that is significant to the fair value measurement of such instrument.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2011 and March 31, 2011:

(In thousands)	December 31, 2011	March 31, 2011
Level 1 — Financial Assets
U.S. Treasury bills	$27,546	$20,120
Level 2 — Financial Assets
Corporate debentures/bonds	64,392	44,586
Government agency bonds	47,462	13,099
Commercial paper	30,652	57,512
Money market funds	10,259	10,249
Certificates of deposit	4,000	4,000
Total Level 2 Financial Assets	156,765	129,446
Total cash equivalents and short-term investments	$184,311	$149,566

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of December 31, 2011, all of the Company’s available-for-sale securities had contractual maturities of fifteen months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three and nine months ended December 31, 2011 and December 31, 2010, respectively. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income, as disclosed in Note 1.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Short-term investments:
Corporate debentures/bonds	$64,454	$6	$(68)	$64,392
Government agency bonds	47,449	14	(1)	47,462
Commercial paper	30,651	2	(1)	30,652
U.S. Treasury bills	27,507	39	—	27,546
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$174,061	$61	$(70)	$174 052

Cash equivalents:
Money market funds	$10,259	$—	$—	$10,259

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011:
Short-term investments:
Corporate debentures/bonds	$44,585	$13	$(12)	$44,586
Government agency bonds	6,593	7	—	6,600
Commercial paper	34,834	1	—	34,835
U.S. Treasury bills	20,095	25	—	20,120
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$110,107	$46	$(12)	$110,141
Cash equivalents:
Money market funds	10,249	—	—	10,249
Government agency bonds	6,500	—	(1)	6,499
Commercial paper	22,677	—	—	22,677
Total cash equivalents	$39,426	$—	$(1)	$39,425

7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company purchased in the fourth quarter of fiscal year 2010, a foreign currency put option contract to manage the risk associated with foreign currency exchange rate fluctuations on a then-anticipated obligation and transaction.  The foreign currency put option contract was paid in full at execution and was related to the Company’s activities in Europe. The put option contract provided the Company with the option to exchange Euros for U.S. dollars at a fixed exchange rate such that, if the Euro were to depreciate against the U.S. dollar to predetermined levels as set by the contract, the Company could exercise its option and mitigate its foreign currency exchange losses. This contract did not qualify for hedge accounting treatment and was marked-to-market through the results of operations until it was settled.  This contract was sold during the second quarter of fiscal 2011.  The Company recorded net mark-to-market income (expense) for this contract of $122,000 in the nine months ended December 31, 2010, which is included in other income and expense in the Condensed Consolidated Statements of Operations.  The Company had no option contracts outstanding during the three and nine months ended December 31, 2011.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2009 through 2011 and for various state taxing authorities for the years ending March 31, 2006 through 2011.  The Company believes that there were no material uncertain tax positions that required a reserve as of December 31, 2011.

9.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three and nine months ended December 31, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Warranty accrual - beginning of period	$864	$705	$1,225	$965
Accruals for warranties issued during the period	71	638	596	1,109
Adjustment of preexisting accrual estimates	(92)	—	(105)	(161)
Warranty costs incurred during the period	(271)	(453)	(1,144)	(1,023)
Warranty accrual — end of period	$572	$890	$572	$890

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

Our primary technologies are Z Backscatter technology which is used to detect explosives, illegal drugs, and other contraband even when artfully concealed in complex backgrounds, and other technologies that expand the detection capability of our products beyond the material discrimination features of the Z Backscatter technology to include the penetration capability of high-energy transmission X-rays and/or other detection techniques, such as radioactive threat detection.

Net sales and contract revenues for the third quarter of fiscal year ending March 31, 2012, or fiscal 2012, decreased to $57,907,000 compared to revenues of $76,588,000 for the third quarter of fiscal 2011. We reported operating income of $11,241,000 for the third quarter of fiscal 2012 compared to $17,362,000 for the third quarter of fiscal 2011.  Net income for the third quarter of fiscal 2012 was $7,535,000 ($0.84 per share, on a diluted basis) compared to net income of $11,782,000 ($1.28 per share, on a diluted basis) for the third quarter of fiscal 2011. These results represent a 24% decrease in revenues, a 36% decrease in net income, and a $0.44 decrease in earnings per share when compared to results for the third quarter of the fiscal 2011.

Net sales and contract revenues for the first nine months of fiscal 2012 decreased by 22% to $163,788,000 compared to revenues of $210,868,000 for the first nine months of fiscal 2011. We reported operating income of $30,013,000 for the first nine months of fiscal 2012 compared to $49,973,000 for the first nine months of fiscal 2011.  Net income for the first nine months of fiscal 2012 was $20,079,000 ($2.18 per share, on a diluted basis) compared to net income of $33,252,000 ($3.60 per share, on a diluted basis) for the first nine months of fiscal 2011.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2011 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 9, 2011.  There have been no changes to our critical accounting policies during the three and nine months ended December 31, 2011.

Results of Operations

Net revenues for the third quarter ended December 31, 2011 decreased by $18,681,000 to $57,907,000 compared to the revenues of $76,588,000 for the third quarter of fiscal 2011.  This decrease is attributable primarily to a decrease of $19,746,000 in product sales and contract revenues.  Factors contributing to the product sales and contract revenues decrease include: 1) a decrease of $11,323,000  in Z Backscatter system revenues as compared to the corresponding prior year period due to a lower number of units being delivered in the period as compared to the prior year In the quarter ended December 31, 2010, the Company fulfilled one large multi-unit Z Backscatter system order which was not repeated in the third quarter of fiscal 2012; and 2) a decrease of $10,977,000 in Cargo Inspection system revenues as compared to the corresponding prior year period attributable to a decrease in the number of systems delivered and under construction as compared to the prior year.  These decreases were offset in part by an increase of $2,455,000 in aftermarket parts revenues due primarily to one large spare parts order fulfilled during the third quarter of fiscal 2012.  Contract research and development and Parcel and Personnel Inspection system revenues remained relatively flat as compared to the prior period.  Service revenues increased by $1,065,000 to $22,910,000 compared to the third quarter of fiscal 2011 due primarily to increased fixed price service contract revenue as a greater number of systems were under contract as compared to the prior year period.

Net revenues for the nine months ended December 31, 2011 decreased by $47,080,000 to $163,788,000 compared to the corresponding period a year ago.  This decrease is attributable primarily to a decrease of $50,501,000 in product sales and contract revenues.  Factors contributing to the product sales and contract revenues decrease include: 1) a $34,675,000 decrease in Z Backscatter systems revenues on lower volume; and 2) a decrease of $27,475,000 in Cargo Inspection system revenues as compared to the corresponding prior year period attributable to a decrease in the number of systems delivered and comparably fewer systems under construction on certain contracts recognized on a percentage of completion basis.  These decreases were offset somewhat by an increase of $9,567,000 in Parcel and Personnel Inspection system revenues due to certain large orders fulfilled in the period and an increase of $1,904,000 in aftermarket parts revenues due primarily to one large spares order fulfilled during the third quarter of fiscal 2012.  Contract research and development revenues remained relatively flat as compared to the prior period.  Service revenues increased by $3,421,000 to $67,367,000 compared to the nine months ended December 31, 2010 due primarily to increased service contract revenue as a greater number of systems were under contract as compared to the prior year period.

Total cost of sales and contracts for the third quarter of fiscal 2012 decreased by $10,422,000 to $31,462,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $9,810,000 to $20,530,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 59% of revenues versus 55% of revenues for the corresponding period in the prior year.  The resultant decrease in gross margin percentage from the prior year is due primarily to accruals for losses on certain long-term contracts provided for in the period and inventory reserves accrued for during the period.  The cost of service revenues for the quarter ended December 31, 2011 decreased by $612,000 to $10,932,000 as compared to the corresponding period a year ago.  Cost of service revenues decreased to 48% of revenues from 53% of revenues in the corresponding period due primarily to a decrease in material costs required to support systems under fixed price contracts during the period and reduced labor costs as numerous systems under contract were in the process of being reallocated during the period.

Total cost of sales and contracts for the nine months ended December 31, 2011 decreased by $24,188,000 to $88,320,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $25,845,000 to $53,060,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 55% of revenues versus 54% of revenues for the corresponding period in the prior year.  The resultant decline in gross margin was primarily the result of loss accruals provided for in the period on certain long-term contracts and inventory reserves accrued for during the period.  These additional costs were offset in part by improved margins in the Parcel and Personnel Inspection system and Z Backscatter system product lines as compared to the prior period.  The cost of service revenues for the nine months ended December 31, 2011 increased by $1,657,000 to $35,260,000 as compared to the corresponding period a year ago.  Cost of service revenues represented 52% of revenues in the nine months ended December 31, 2011 as compared to 53% of revenues for the nine months ended December 31, 2010.  The resultant improvement in gross margin was primarily the result of lower freight and material costs as a percentage of revenue to support systems under contract as compared to the prior period.

Selling, general and administrative expenses for the third quarter of fiscal 2012 decreased by $1,683,000 to $9,091,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 16% of revenues in the current period compared to 14% for the corresponding period in the prior year.  The decrease in selling, general and administrative expenses from the prior period was primarily the result of a decrease in incentive compensation expense of $1,964,000 offset in part by an increase in payroll and payroll-related costs of $378,000 attributable to increased headcount.

Selling, general and administrative expenses for the nine months ended December 31, 2011 decreased by $4,856,000 to $26,728,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 16% of revenues in the current period compared to 15% for the corresponding period in the prior year.  The decrease in selling, general and administrative expenses from the prior period was primarily the result of:  1) a decrease in incentive compensation expense of $4,739,000; 2) a decrease in legal fees of $842,000 from the prior year related to due diligence activities on a potential acquisition that was later abandoned; and 3) a decrease in consulting and other professional fees of $373,000 from the prior year.  These decreases were offset in part by an increase in payroll and payroll-related costs of $1,075,000 attributable to increased headcount.

Company funded research and development expenses for the third quarter of fiscal 2012 decreased by $455,000 to $6,113,000 as compared to the corresponding period a year ago.  Research and development expenses represented 11% of revenues in the current quarter compared to 9% for the corresponding period in the prior year. Research and development expenses decreased as compared to the prior period as in the third quarter of fiscal 2011 the Company had one-time expenditures for acquired subcontracted development work related to one research and development project in the period.  Research and development activities performed in the quarter focused on the development of new products, product options and product enhancements.

Company funded research and development expenses for the nine months ended December 31, 2011 increased by $1,924,000 to $18,727,000 as compared to the corresponding period a year ago.  Research and development expenses represented 11% of revenues for the nine months ended December 31, 2011 as compared to 8% for the corresponding period last year.  The increase in research and development expenses in the period was attributable to increased labor resources being expended on research and development efforts during the period.  Research and development activities performed in the period focused on the development of new product options and product enhancements.

Other income (expense) was $176,000 of income for the third quarter of fiscal 2012 as compared to $26,000 of expense for the corresponding period a year ago.

Other income (expense) was $410,000 of income for the nine months ended December 31, 2011 as compared to $393,000 of income for the corresponding period a year ago.

We reported pre-tax income of $11,417,000 in the three months ended December 31, 2011 as compared to pre-tax income of $17,336,000 in the corresponding period due to the factors described above.  We reported pre-tax income of $30,423,000 in the nine months ended December 31, 2011 as compared to pre-tax income of $50,366,000 in the corresponding period due to the factors described above.

Our effective tax rate for the three months ended December 31, 2011 was 34.0% as compared to 32.0% for the corresponding period a year ago. Our effective tax rate for the nine months ended December 31, 2011 was 34.0% as compared to 34.0% for the corresponding period a year ago.  The increase in the tax rate for the quarter as compared to the prior quarter is attributable primarily to the research and development tax credit.  The research and development tax credit was reinstated in the third quarter of fiscal 2011 retroactively to the beginning of the year resulting in a cumulative tax credit being recognized in the third quarter of fiscal 2011.

We had net income of $7,535,000 for the third quarter of fiscal 2012 as compared to net income of $11,782,000 in the third quarter of fiscal 2011.  We had net income of $20,079,000 for the nine months ended December 31, 2011 as compared to net income of $33,252,000 for the nine months ended December 31, 2010.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, our cash flows from operations and cash received from stock issuances related to option exercises.  We believe that our operating cash flows and cash and investments on hand are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, dividends to our shareholders and performance guarantee collateralizations for the foreseeable future.

Summary of Cash Activities

Cash and cash equivalents decreased by $30,649,000 to $29,495,000 at December 31, 2011 compared to $60,144,000 at March 31, 2011. This decrease is attributable primarily to:

1)              net purchases of short-term investments of $65,848,000 during the period;

2)              the repurchase of 320,207 shares of the Company’s common stock for $20,050,000 during the period;

3)              a decrease of $5,687,000 in accrued expenses and other liabilities due primarily to

a.               a $7,211,000 decrease in incentive compensation accruals due to the payment of fiscal year-end bonuses during the year and a reduction in incentive compensation accruals during the year;

b.              a $653,000 decrease in warranty reserves from the prior year end due to reduced warranty costs incurred and a decrease in the number of systems under warranty from the year end;

c.               offset by a $3,249,000 increase in the accrual of losses on certain long-term contracts during the year;

4)              the payment of $9,964,000 in common stock dividends during the year as part of our quarterly dividend program; and

5)              net capital expenditures of $3,751,000 during the period attributable primarily to hardware and software purchases during the period.

Offsetting these outflows were other cash inflows including:

1)              the net income earned in the period of $20,079,000;

2)              a net decrease of $15,830,000 in restricted cash and investments, due to our bank’s reduction of the collateral requirement on outstanding standby letters of credit during the period;

3)              a decrease of $13,497,000 in unbilled accounts receivable in the period due primarily to the achievement of invoicing milestones on one contract during the period;

4)     a decrease of $10,117,000 in accounts receivable as outstanding invoices were collected during the period;

5)              an increase of $8,208,000 in customer deposits during the period due to the timing of milestone payments on certain fixed price contracts; and

6)              proceeds from the exercise of stock options of $2,835,000 during the period.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.  As of December 31, 2011, we had outstanding $25,602,000 in standby letters of credit.  During the quarter ended June 30, 2011, our bank reduced the collateral requirement on these standby letters of credit.  These outstanding standby letters of credit are now cash-secured at amounts ranging from 52% to 65% of the outstanding letters of credit.  This resulted in a restricted cash balance of $13,630,000 at December 31, 2011 of which $784,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases during the quarter ended December 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Quarter ended December 31, 2011	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 — October 31	64,000	$64.49	64,000	$—
November 1 — November 30	—	—	—	—
December 1 — December 31	—	—	—	—
Total	64,000	$64.49	64,000

(1)  On May 13, 2008, our Board of Directors announced a Stock Repurchase Program which authorizes us to repurchase up to $35 million of shares of our common stock from time to time on the open market.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: February 9, 2012	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer, Treasurer and Clerk
(Principal Financial Officer)

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

101

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter and nine months ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at December 31, 2011 and March 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.