Form 10-K
period 2012-03-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2012-06-08
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6549

AMERICAN SCIENCE AND ENGINEERING, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2240991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

829 Middlesex Turnpike, Billerica, Massachusetts	01821
(Address of principal executive offices)	(Zip Code)

(978) 262-8700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.66 2/3 par value)	NASDAQ Global Select Market

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed using the closing sale price of common stock of $61.05 on September 30, 2011 was $537,696,000.

8,896,914 shares of registrant’s common stock were outstanding on May 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year end of March 31, 2012. Portions of such Proxy Statement are incorporated by reference in Part III.

AMERICAN SCIENCE AND ENGINEERING, INC.

FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2012

Z Backscatter™, ZBV™, MobileSearch™, Shaped Energy®, AS&E®, Gemini™, Omniview™, Sentry™, SmartCheck®,  Z Portal® and all American Science and Engineering, Inc. (“AS&E”) product names and AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

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

All references in this Annual Report to “AS&E”, the “Company”, “we”, “our” and “us” means American Science and Engineering, Inc. and its subsidiaries.

PART I

ITEM 1.  BUSINESS

American Science and Engineering, Inc., a Massachusetts corporation formed in 1958, develops, manufactures, markets, and sells X-ray inspection and other detection products for homeland security, force protection and other critical defense applications.  AS&E provides maintenance, warranty, engineering, and training services related to these products.

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

X-ray imaging devices contain these basic subsystems: X-ray sources, detectors and image formation/processing software.  The source generates an X-ray beam that is directed at the object to be scanned (baggage, container, or similar object).  When the source X-rays encounter the object, they are either absorbed by the object, pass directly through the object, or scatter from the object.  Dense materials, typically composed of atoms having a high atomic number (Z), tend to absorb X-rays.  Materials that are less dense and that are typically composed of low Z atoms tend to scatter X-rays.  The detectors record the intensity of the transmitted or scattered X-rays.  Software is then used to interpret the signals from the detectors and to construct and display X-ray images.

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

Other Technologies:   Two other technologies employed by AS&E are Shaped Energy and Radioactive Threat Detection (RTD).  Shaped Energy technology is a specialized form of high energy transmission X-ray that is used in AS&E’s OmniView and MobileSearch HE (High-Energy) products.  Radioactive Threat Detection (RTD) is a technology that is used to detect radioactive materials in vehicles, simultaneously with the creation of a Z Backscatter image, and is an option on selected AS&E detection systems.

Products and Systems

The Company’s products and services can be grouped into five different areas: Cargo Inspection Systems, Z Backscatter Systems, Parcel and Personnel Screening Inspection Systems, Contract Research and Development, and Service and Support.

Cargo Inspection Systems: The Cargo Inspection family of systems includes non-intrusive inspection products that are primarily used for the screening of trucks, cars, cargo containers, pallets, and air cargo at locations including border crossings, seaports, military bases, airports, and cargo and transportation hubs. The Cargo Inspection systems are designed to combat trade fraud, drug trafficking, weapons smuggling, and terrorism. The Cargo Inspection systems include:

OmniView Gantry System:  a multi-view, relocatable high-energy cargo and vehicle inspection system.  This system combines 6 MeV high-energy transmission imaging and three Z Backscatter X-ray views for left, right and top-side imaging of cargo.  The OmniView Gantry System utilizes AS&E’s patented Shaped Energy technology to penetrate densely loaded cargo containers. The Shaped Energy technology “shapes” the high energy spectrum to filter out non-essential radiation, making the system safe for operators and staff and reducing the need for extensive exclusion zones.  High energy 6 MeV transmission X-rays can penetrate almost 16 inches (400 mm) of steel, a capability that enables inspection of the overwhelming majority of cargo containers.   The Z Backscatter images, on the other hand, are ideal for the detection of organic or “low Z” materials including explosives, drugs, alcohol, and tobacco that transmission X-rays alone can miss. The System’s multiple Z Backscatter views of the cargo improve detection while facilitating interpretation of the X-ray image.  The OmniView Gantry System’s scanning platform operates by moving on rails over vehicles and cargo.  The system is bi-directional allowing for a throughput of approximately 28 trucks per hour.  OmniView Gantry is ideal for ports, borders, and high-threat facilities.

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

Sentry Portal System: a high-throughput drive through transmission X-ray inspection system designed to screen cargo for security threats and contraband. The Sentry Portal System enables high volume scanning while producing a transmission image able to penetrate 12 inches (300 mm) of steel, which is sufficient for the inspection of even densely loaded cargo containers. The system employs an advanced cargo sensing subsystem that begins scanning only after the cab has passed to maintain a safe environment for vehicle drivers.

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

Gemini System:  a parcel and baggage inspection system that combines AS&E’s Z Backscatter technology with dual-energy transmission X-ray to provide enhanced detection for a wide range of threats.  Dual-energy transmission is best suited for the detection of threats such as guns and knives, and for identifying wires and other components of improvised explosive devices (IEDs). Z Backscatter imaging provides enhanced detection of organic materials such as explosives and narcotics, which may be missed by transmission-only systems in cluttered baggage.  In addition, the complementary photo-like Z Backscatter image makes it easier for security officers to interpret images, thus reducing analysis time and minimizing operator fatigue. The Gemini system is offered in a range of tunnel sizes to suit a range of customer applications.

SmartCheck System:  a personnel screening system for the effective screening for contraband and threats hidden under a person’s clothing.  The SmartCheck system simultaneously detects both metallic and non-metallic objects, such as guns and knives, plastic explosives, liquid explosives, composite weapons, drugs and other hidden threats and contraband.  Smartcheck’s Z Backscatter image gives the operator an easy-to-read display of where a threat or contraband is hidden, thus eliminating the need for intrusive and time-consuming pat-downs and strip searches.  The SmartCheck system employs proprietary advanced image processing algorithms to enhance privacy, while maintaining a high level of threat detection.  The SmartCheck system is also available in a ruggedized container configuration called the SmartCheck Imaging Module (SIM) for deployment in harsh environments.

Contract Research & Development:  AS&E engages in a variety of contract research and development (CRAD) programs, primarily for agencies of the U.S. government.  AS&E pursues CRAD opportunities which it believes may provide avenues to advance our core technologies or developing product offerings for strategic customers or markets.

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

Intellectual Property

The Company relies on a combination of patent, copyright, trademark, and trade secret laws, and contractual provisions to protect its intellectual property.  In general, the Company pursues a policy of obtaining patent protection both in the United States and in selected foreign countries for subject matter we consider patentable and important to our business strategy.  As of March 31, 2012, the Company has 48 active patents issued by the United States Patent and Trademark Office and multiple pending applications directed to a variety of technologies.  The Company also has been granted patents or has pending applications in 50 countries outside of the United States. A significant number of our patents have been issued in the last five years.

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

Although the Company believes the ownership of such patents and trademarks, and of its copyrights, is an important factor in its business and that its success depends in part on the ownership thereof, the Company also relies on the innovative skills, technical competence, and marketing abilities of its personnel for its business success.

In addition to trademarks, copyrights, patents and pending patent applications, the Company uses trade secrets and proprietary know-how in our products. Any of our know-how or trade secrets not protected by a patent could be disclosed to, or independently developed by, a competitor.

The Company believes that its patents, proprietary technology, trade secrets, know-how, copyrights and trademarks provide substantial protection for the Company’s competitive position and the Company intends to aggressively protect its intellectual property assets, by litigation or other means, as appropriate.  We monitor the activities of other parties with respect to their use of intellectual property. In addition, we require our employees, consultants, outside collaborators, and certain distributors and suppliers to execute confidentiality and, where appropriate, non-compete agreements upon commencing employment or other relationships with us.  Nevertheless, there can be no assurances that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technology or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology.  Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries.

Customers

The Company’s customer base consists of government and commercial clients from both the United States and abroad. Domestically, the Company’s primary client base is comprised of agencies of the U.S. government. Approximately 62%, 65%,  and 63%, of the Company’s total sales in the fiscal year ended March 31, 2012 (“fiscal 2012”), March 31, 2011 (“fiscal 2011”), and the fiscal year ended March 31, 2010 (“fiscal 2010”), respectively, were derived from either (i) contracting directly with the U.S. government, or (ii) contracting with contractors working directly with the U.S. government. A significant number of the Company’s contracts with the U.S. government provide the U.S. government with the standard unilateral right to terminate these contracts for convenience. In each of the fiscal years ended March 31, 2012, March 31, 2011 and March 31, 2010,  one of the Company’s contracts with the U.S. government were terminated in whole or in part for convenience by the U.S. government.  These terminations did not result in any material losses to the Company.   The Company is heavily dependent upon sales to agencies of the U.S. government and systemic reductions or delays in procurement of the Company’s systems and services by these agencies may have a material adverse effect on the Company.

International sales accounted for approximately 34%, 32%, and 32% of the Company’s total sales in fiscal 2012, 2011, and 2010, respectively, and continue to be a high priority for the Company as part of its long-term growth strategy. International sales often entail longer sales cycles and project financing requirements; however the Company continues to focus on these sales as a means of broadening its customer base. The Company manages its overseas risk in a number of ways, including actively pursuing multiple opportunities at the same time and obtaining downpayments and letters of credit to secure its international receivables. The majority of international contracts are bid in U.S. dollars. For those contracts that are bid in other currencies, the Company considers the need to engage in hedging contracts to control foreign exchange risk, balanced against the cost of such contracts. In fiscal 2010, the Company entered into one foreign currency option contract to hedge currency risk in one region.   This hedge contract was closed in fiscal 2011 and the Company entered into no further hedges in fiscal 2011. There were no hedging activities in fiscal 2012.

In fiscal 2012, the Company had sales to one major customer, an agency of the U.S. government, which accounted for 23%, of total sales.  In fiscal 2011, the Company had sales to three major customers, two of which are agencies of the U.S. government and one international customer.  These customers accounted for 30%, 12% and 11% of total sales, respectively.  In fiscal 2010, the Company had sales to two major customers, both agencies of the U.S. government, which accounted for 24% and 12% of total sales, respectively.  The loss of these significant customers could substantially reduce our revenues and our business and prospects could be harmed.

Sales Backlog

The Company’s sales backlog was $192,571,000, $215,228,000 and $195,729,000 at March 31, 2012, March 31, 2011, and March 31, 2010, respectively.  We define sales backlog as the value of orders for which funding is authorized, appropriated and contractually obligated by the customers, less the cumulative amount of sales recognized on such orders. We do not include negotiated contracts for which funding has not been appropriated or otherwise authorized, unexercised options or potential indefinite-delivery/ indefinite-quantity orders in our backlog.

A significant number of the Company’s contracts with the U.S. government contain clauses permitting the government to terminate the contract for convenience or make changes to the contract, upon certain terms and conditions, including payment to the Company for work performed.    This right was exercised in fiscal 2012 by one U.S. government agency, in fiscal 2011 by one other U.S. government agency, and in fiscal 2010 by one other U.S. government agency.

Total contracts with U.S government agencies and subcontractors in the backlog were $112,045,000, $151,507,000, and $89,610,000 at March 31, 2012, 2011 and 2010, respectively. It is estimated that approximately 55% of all 2012 backlog will be converted to revenue within the fiscal year ending March 31, 2013.

Sales and Marketing

The Company’s products are marketed to corporate and governmental organizations through a sales force that contacts potential customers and responds to public tenders and other expressions of interest. This sales force includes Company personnel based in the United States and abroad, as well as distributors and independent representatives under contracts to sell in foreign countries.

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

Research and Development

The Company spent approximately $25,544,000 of its own funds for research and development during fiscal 2012, compared to $22,619,000 and $19,764,000 in fiscal 2011 and 2010, respectively. The fiscal 2012 research and development efforts were focused on new product development, researching new technologies, the development of new applications, and design modifications and enhancements to existing products.

In addition, the Company conducted government-sponsored research primarily focused on advances in X-ray systems, image analysis and integrated system development for security inspection problems. The Company recognized revenues of $4,409,000, $4,821,000 and $2,306,000 in fiscal 2012, 2011 and 2010, respectively, for these efforts.  Many of the Company’s government sponsored research and development contracts provide for a fixed fee or a reimbursement of allowable costs plus a fixed fee. The Company’s contracts in these areas are obtained by submitting research and development proposals to various organizations, sometimes in response to requests for such proposals.

ISO 9001 Certification

In April 2012, the Company’s Quality Management System was recertified under the ISO 9001:2008 Standard of the International Organization for Standardization.  American Science and Engineering has been an ISO 9001 registered company since 2000.   ISO 9001 is an internationally recognized quality management and assurance standard.  In qualifying, the Company met or exceeded the standards for establishing a quality management system for preventing non-conformity at every level of the product life cycle, from customer order, through development and production, to installation and support.  The Company believes that demonstrating continuous quality improvement is vital for building customer satisfaction and making business processes more efficient in order to enhance its competitive edge.

Personnel

As of March 31, 2012, the Company had 415 employees as compared to 420 employees at March 31, 2011.   It is the Company’s policy to have employees sign a non-compete and non-disclosure agreement as a condition of employment. None of the Company’s employees are represented by labor unions.

Financial Information about Foreign and Domestic Operations and Export Sales

Most export sales are transacted in U.S. dollars, and most are either secured by irrevocable letters of credit or paid in advance. The following table shows the breakdown of net sales and contract revenues to international and domestic customers based upon the customer’s country of domicile and the major regions of international activity. All assets are maintained within the United States with the exception of inventory depots, inventory in transit or awaiting installation and cash accounts maintained at foreign locations (approximately 1.8% of the Company’s assets at March 31, 2012).

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2012		2011		2010
Domestic	$133,441	66%	$190,769	68%	$163,873	68%
International	70,111	34%	87,807	32%	78,220	32%
Net Sales and Contract Revenues	$203,552	100%	$278,576	100%	$242,093	100%
Percent of International Revenue by Major Region:
Middle East & Africa		63%		84%		81%
North America — Non-US		15%		2%		2%
Asia / Pacific		11%		7%		8%
Europe		6%		7%		9%
All Other		5%		—%		—%

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

Our business is dependent on sales to a small number of customers, which include agencies of the U.S. government. During fiscal 2012, one customer, which was a U.S. government agency, accounted for 23% of our total revenues.   During fiscal 2011, three customers accounted for 53% of our total revenues.  During fiscal 2010, two customers accounted for 36% of our total revenues.  We can provide no assurance that our existing customers will increase or maintain their level of demand for our products.

A significant number of our government contracts may be terminated at the government’s discretion.  In each of the fiscal years ended March 31, 2012, March 31, 2011 and March 31, 2010, one of our contracts with the U.S. government was terminated in whole or in part for convenience by the U.S. government.    Although these terminations did not result in material losses to us, future contract terminations could negatively impact our results of operations.  The termination of our relationship with one or more of our significant customers or the reduction or delay of orders of our systems by these customers would substantially reduce our revenues, and our business and prospects may be harmed.

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

A substantial portion of our sales depends upon the decision by governmental agencies to upgrade or expand security at border crossing inspection sites, existing airports, seaports and other facilities. Accordingly, a portion of our product sales is subject to delays associated with the lengthy approval processes that often accompany such capital expenditures. During these approval periods, we expend significant financial and managerial resources in anticipation of future orders that may not occur. If we fail to receive an order after expending these resources, we may be unable to generate sufficient revenue to recover the costs incurred and our business and prospects may be harmed.

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

The continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the foreign markets and have significantly increased the political, economic and social instability of some of the geographic areas in which we operate.  Acts of terrorism could create further uncertainties and instability.  To the extent this results in disruption or delays in the sale or shipments of our products, our business, operating results and financial condition could be adversely affected.  Our revenues from international customers accounted for approximately 34%, 32% and 32% of our net revenues for the fiscal years ended March 31, 2012, March 31, 2011 and March 31, 2010, respectively, and a significant number of domestic customer orders require shipments to, and services provided in, overseas locations. In addition, we transact business internationally with a number of our key suppliers. As a result of our worldwide business operations, we are subject to various risks, including:

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

We generate funds for our research and development activities from operations, private sources and the government. We may be unable to generate the funds necessary to support our research and development activities if we do not generate sufficient funds from operations, other potential private sources, or the government. We may not successfully compete with other companies and research institutions for government funding and funding from other private sources. Additionally, government-funding priorities are subject to frequent changes. For example, in fiscal 2012, 2011, and 2010, we recorded $4,409,000, $4,821,000, and $2,306,000, respectively, for government-sponsored research and development. There is no guarantee that we will receive funds for government-sponsored research in the future. If we are unable to fund our research and development activities through our operations or from outside sources, we may be unable to continue to innovate or bring our innovations to market on a timely or cost effective basis, or our innovations may be surpassed by other competitors or new technologies.

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

Given the uncertainties inherent with product development and introduction of X-ray inspection systems, we cannot assure that our product development efforts will be successful on a timely basis, or within budget, if at all. Our failure to develop new products and product enhancements on a timely basis or within budget would harm our business and prospects.

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

Our future success depends in large measure upon the continued contributions of key personnel.  We cannot guarantee that we will be able to attract and retain key personnel in sufficient numbers, with the requisite skills or on acceptable terms necessary or advisable to support our continued growth.  If we lose professionals or are unable to attract new talent, we will not be able to maintain our position in the market or grow our business.

External financing may not be available in the future.

We may require additional capital to finance continuing operations. We cannot assure that operations will continue to be profitable, that we will generate levels of revenues and cash flows sufficient to fund operations, or, if necessary, that we will be able to obtain financing on satisfactory terms, if at all. Financing arrangements may not be available or sufficient to meet our cash needs or, if available, at a cost that we believe is reasonable.

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

• quarterly fluctuations in our operating results and order levels;

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

Provisions in our articles of organization and our shareholder rights plan may have the effect of discouraging certain offers for our business or common stock, and limit the price that investors might be willing to pay in the future for shares of our common stock.

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

ITEM 4.  MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol ASEI. The market price range for the common stock for the last two fiscal years as reported on the NASDAQ Global Select Market is as follows:

Fiscal Year	Quarter Ended	High	Low
2012	March 31, 2012	$78.99	$65.60
	December 31, 2011	$75.52	$58.13
	September 30, 2011	$82.07	$54.67
	June 30, 2011	$94.79	$74.46
2011	March 31, 2011	$94.90	$83.29
	December 31, 2010	$87.42	$72.43
	September 30, 2010	$80.95	$69.73
	June 30, 2010	$81.00	$66.29

Holders

As of May 29, 2012, there were approximately 520 holders of record of the Company’s common stock.

Common Stock Dividends

In May of 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.  Common stock cash dividends declared during the fiscal years ended March 31, 2012 and March 31, 2011 were as follows:

Date Declared	Dividend per common share
May 9, 2011	$0.30
August 4, 2011	0.30
November 7, 2011	0.50
February 9, 2012	0.50
Fiscal year ended March 31, 2012	$1.60

May 11, 2010	$0.30
August 9, 2010	0.30
November 9, 2010	0.30
February 8, 2011	0.30
Fiscal year ended March 31, 2011	$1.20

On May 14, 2012, the Company declared a quarterly dividend of $0.50 for holders of record on May 23, 2012 to be paid June 4, 2012.  Future dividend payments will depend on our earnings, capital requirements, financial condition and capital needs and other factors considered relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans and the common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of March 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights as of March 31, 2012 (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2012 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1995 Combination Plan	500	$13.08	—
1999 Combination Plan	12,417	14.76	—
2000 Combination Plan	11,500	39.06	—
2002 Combination Plan (1)	43,586	28.97	1,000
2003 Stock Plan for Non-Employee Directors (2)	21,000	66.45	10,000
2005 Equity and Incentive Plan (3)	266,489	62.16	281,000
Equity compensation plans not approved by security holders:
1997 Non-Qualified Option Plan	3,000	39.06	—
1998 Non-Qualified Option Plan	17,839	42.39	—
Total	376,331	$55.10	292,000

(1)               Shares under the 2002 Combination Plan may be issued in the form of incentive stock options or non-qualified stock options.

(2)               Shares under the 2003 Stock Plan for Non-Employee Directors may be issued in the form of non-qualified stock options.

(3)               Shares under the 2005 Equity and Incentive Plan may be issued in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.

Purchases of Equity Securities

On May 13, 2008, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million in shares of its common stock from time to time on the open market. As of March 31, 2012, there were no remaining funds available to repurchase shares under this program.  The Company made no repurchases of equity securities in the quarter ended March 31, 2012.

On May 14, 2012, the Board of Directors announced the approval of a new Stock Repurchase Program which authorizes the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.

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

(Dollars in thousands,	Fiscal Year
except per share amounts)	2012	2011	2010	2009	2008
Net sales and contract revenues	$203,552	$278,576	$242,093	$218,367	$166,733
Net income	$21,422	$42,817	$36,176	$28,353	$17,478
Income per share—diluted	$2.34	$4.63	$3.97	$3.18	$1.87
Total assets	$324,865	$336,574	$299,853	$268,287	$235,534
Long-term obligations	$7,416	$9,069	$14,380	$13,125	$13,298
Stockholders’ equity	$258,806	$266,080	$221,768	$182,066	$166,072
Dividends per common share	$1.60	$1.20	$0.90	$0.80	$0.60

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

Net sales and contract revenues for fiscal 2012 decreased by 27% to $203,552,000 compared to fiscal 2011 revenues of $278,576,000. We reported income before taxes of $32,458,000 in fiscal 2012 compared to an income before taxes of $64,875,000 in the previous fiscal year. Net income for fiscal 2012 was $21,422,000 ($2.34 per share, on a diluted basis) as compared to a net income of $42,817,000 ($4.63 per share, on a diluted basis) in fiscal 2011. Backlog at March 31, 2012 was $192,571,000, an 11% decrease from the year-end backlog of $215,228,000 reported at March 31, 2011.

2012 Compared to 2011

Results of Operations    Total net sales and contract revenues of $203,552,000 in fiscal 2012 decreased by $75,024,000 or 27% from the previous year. Revenues related to product sales and contracts decreased by $78,694,000 or 41% due to the factors described further below.  Z Backscatter system revenues decreased by $53,356,000, due to a decrease in number of units sold during the year attributable to the force reduction in the Middle East and unrest due to the Arab Spring uprisings delaying procurements in other areas of the world.  Cargo Inspection System revenues decreased by $29,768,000 as compared to the prior year due to lower demand, and a fewer number of systems under construction as compared to the prior year.  Contract research and development (CRAD) revenues decreased by $411,000, due in part to the termination for convenience of one of the CRAD contracts during fiscal 2012.  These revenue decreases were offset by an increase of $2,833,000 in Parcel Inspection system sales from the prior year attributable primarily to one large multi-system order received in fiscal 2011 and fulfilled in fiscal 2011 and fiscal 2012 and an increase in aftermarket sales of $2,007,000 due to increased spares parts volume during the year.  Service revenues increased in fiscal 2012 by $3,670,000 or 4% to $89,428,000, due primarily to service contracts entered into in the current year on the increased installed base.

In fiscal 2012 and fiscal 2011, 66% and 68% of our revenues, respectively, were from domestic customers (as determined based upon the customer’s country of domicile). In fiscal 2012, we had revenue from one customer which accounted for 23% of total sales.  In fiscal 2011, we had revenue from three customers which accounted for 53% of total sales.

Cost of sales and contracts of $110,435,000 in fiscal 2012 decreased by $38,939,000 or 26% from the previous year. Cost of product sales and contracts of $65,500,000 in fiscal 2012 decreased by $38,562,000 or 37% as compared to the prior year. Cost of product sales and contracts totaled 57% of revenues in fiscal 2012, as compared to 54% of revenues in fiscal 2011. The resultant decrease in gross margin is primarily the result of loss accruals provided for during the year on certain long-term contracts, the write-down of certain equipment to a lower of cost or net realizable value, and inventory reserves accrued for during the period for excess and obsolete inventory.  The cost of service revenues decreased $377,000 or 1% from the prior year. Cost of service revenues totaled 50% of revenues in fiscal 2012 as compared to 53% of revenues in fiscal 2011.  The resultant improvement in gross margin is due primarily to decreased material and third party service costs for equipment under fixed price service contracts as compared to the prior year.

Selling, general and administrative expenses in fiscal 2012 decreased by $6,515,000 to $35,624,000 as compared to $42,139,000 in fiscal 2011 and represented 17.5% of revenues in fiscal 2012 as compared to 15% of revenues in fiscal 2011. The decrease in selling, general and administrative expenses over the prior period was primarily the result of: a decrease in incentive compensation of $6,244,000 as certain incentive compensation goals were not achieved in the current year;  a decrease in legal fees of $859,000 from the prior year as fiscal 2011 contained expenses related to due diligence activities on a potential acquisition that was later abandoned;  and a decrease in marketing costs of $597,000 related primarily to reduced trade show, conference, and demonstration related costs.  These expense decreases were offset in part by an increase in payroll and payroll related costs of $1,023,000 attributable to increased headcount

Company-funded research and development spending increased by $2,925,000 to $25,544,000 in fiscal 2012 which is a 13% increase as compared to the $22,619,000 spent in fiscal 2011.  Research and development spending represented 13% of revenues in fiscal 2012 as compared to 8% of revenues in fiscal 2011. Research and development spending increased from the prior year and the Company continued its commitment to new product development, the development of new applications and new technologies, and design modifications and enhancements to its existing products.

Other income was $509,000 in income in fiscal 2012 as compared to $431,000 in income in fiscal 2011.

We reported pre-tax income of $32,458,000 in fiscal 2012 as compared to a pre-tax income of $64,875,000 in the previous fiscal year primarily due to the items noted above. We recorded income tax expense of $11,036,000 in fiscal 2012 as compared to $22,058,000 in the prior fiscal year.  Our effective tax rate was 34.0% in both fiscal 2012 and in fiscal 2011.

We reported net income of $21,422,000 in fiscal 2012 as compared to net income of $42,817,000 in fiscal 2011.

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

Liquidity and Capital Resources

Cash and cash equivalents at year-end decreased by $35,775,000 to $24,369,000 at March 31, 2012 as compared to $60,144,000 at March 31, 2011.  In addition, we had $170,834,000 and $110,141,000 of short-term investments at March 31, 2012 and March 31, 2011, respectively.

Cash flow provided by operations of $51,019,000 resulted from the following:

•             Reported net income of $21,422,000 adjusted for the following non-cash items:

• Depreciation and amortization of $5,768,000;

• Stock compensation expense of $1,799,000;

• Increases in deferred income taxes of $1,750,000;

• The amortization of bond premiums of $2,689,000; and

• The provision for contracts, inventory and accounts receivable reserves of $2,998,000.

•             A decrease of $13,876,000 in unbilled costs and fees as billing milestones were reached on certain contracts which had significant unbilled balances at the end of fiscal 2011.

•             A decrease of $11,819,000 in accounts receivable due primarily to lower revenues in the fourth quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011.

•             An increase of $5,838,000 in customer deposits due to milestone payments received on certain contracts entered into in the current year.

These cash contributors were offset by:

•             A decrease in accrued expenses of $4,530,000 due primarily to the payment of fiscal 2011 year-end bonuses during fiscal 2012.  Incentive compensation accruals at the end of fiscal 2012 are comparatively lower than those in fiscal 2011 due to the lower financial results in fiscal 2012.

•             An increase in inventories of $4,333,000 due primarily to an increase in finished goods due to the building of certain systems in anticipation of future demand.

•             An increase of $3,609,000 in prepaid expenses and other assets due primarily to an increase in prepayments of estimated taxes in fiscal 2012 and an increase in prepayments to certain subcontractors for custom components purchased during the year.

Net cash of $68,552,000 was used for investing activities in fiscal 2012. We purchased $283,685,000 in short-term investments during the year, and had maturities of $220,293,000 on short-term investments.  Net fiscal 2012 capital expenditures totaled $5,160,000 versus $5,301,000 for fiscal 2011.  Investments in fixed assets were comprised primarily of information technology expenditures, leasehold improvements, and equipment used in production.

At March 31, 2012, short-term investments and cash equivalents were invested primarily in corporate debentures/bonds, commercial paper, government agency bonds, treasury bills, money market funds and certificates of deposit.  Although management believes our investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments is subject to interest rate fluctuations. The weighted average days to maturity for investments held at March 31, 2012 was 194 days.

Net cash used for financing activities was $18,242,000 in fiscal 2012.  We increased our quarterly dividend rate from $0.30 per quarter to $0.50 per quarter during the fiscal year resulting in a total of $14,423,000 in quarterly dividend payments for the year.  We used $20,051,000 to repurchase 320,207 shares of common stock to complete our Stock Repurchase Program.  During the year, our bank reduced our collateral requirement on outstanding letters of credit resulting in a $13,570,000 reduction in restricted stock required to collateralize outstanding standby letters of credit as compared to the prior year.  In addition, we received proceeds of $4,287,000 from exercises of employee stock options.

We had in place in prior years a Loan and Security Agreement with Silicon Valley Bank which provided a $30.0 million facility to support routine letters of credit and working capital needs.  The Loan and Security Agreement expired on November 12, 2010 and we decided not to renew this facility given the cash flows provided from operations and our available cash and investments balance.  At the time of such decision, we had not drawn on this facility since June of 2002 and had used this credit facility exclusively to issue standby letters of credit.

Under the terms of this Loan and Security Agreement, we were required to pay certain one-time facility fees which were being amortized over the life of the facility and other unused credit fees.  Total expenses incurred related to these fees were $94,000 and $227,000 in fiscal 2011 and 2010, respectively.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion.  At March 31, 2012, we had outstanding $29,981,000 in standby letters of credit. Upon expiration of our Loan and Security Agreement, these outstanding standby letters of credit became cash-secured at amounts ranging from 105% to 110% of the value of outstanding letters of credit.  During the first quarter of fiscal 2012, the bank reduced this collateral requirement from 52% to 61% of the value of outstanding letters of credit. This collateral requirement resulted in a restricted cash balance of $15,890,000 at March 31, 2012, of which $4,183,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

As of March 31, 2012, $395,000 of our cash was held offshore, and while we do not currently believe there are any material limitations or restrictions on our ability to repatriate profits there may be tax consequence or changes in statutory rules which would affect our ability to do so.

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

Contractual Obligations:  We lease certain facilities under non-cancelable leases. In addition, in the normal course of business, we enter into purchase orders with our vendors for the purchase of materials or services to meet our production needs. The following table summarizes our contractual obligations as of March 31, 2012.

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Recorded Contractual Obligations:
Lease financing liability	$5,754	$1,351	$3,000	$1,403	—
Other long-term obligations	26	9	17	—	—

Operating leases	1,241	367	649	225	—
Purchase commitments	24,059	14,598	9,461	—	—
Total contractual obligations	$31,080	$16,325	$13,127	$1,628	$—

Inflation:  We do not believe that inflation has had a material effect on our results of operations in each of fiscal 2012, 2011 and 2010. There can be no assurance, however, that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements:  During the fiscal year ended March 31, 2012 we did not have any material off-balance sheet arrangements.

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

Infrequently, the Company receives requests from customers to hold product being purchased from us for a valid business purpose. We recognize revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the products have been segregated from our inventories and cannot be used to fill other orders received.  There were no products being held under these arrangements at March 31, 2012, March 31, 2011 or March 31, 2010.

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

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying balance sheet. Of the amounts in unbilled costs and fees at March 31, 2012, $3,119,000 (97%) is expected to be billed and collected during fiscal 2013.

Under the terms of certain of our cost reimbursement contracts, we are not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $87,000 and $76,000 at March 31, 2012 and March 31, 2011, respectively) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees. The accuracy and appropriateness of our direct and indirect costs and expenses under these cost reimbursement contracts and our accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S.  Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. government.  Such agencies have the right to challenge the Company’s cost estimates or allocations with respect to any government contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.  Although we can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of our contracts will not have a material adverse impact on our financial condition or results of operations.

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

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The cash accounts for our operations in Hong Kong, England, the Netherlands, Saudi Arabia, Brazil and Abu Dhabi are maintained in Hong Kong dollars, British pounds sterling, Euros, Saudi riyals, Brazilian reals, and United Arab Emirates dirham, respectively. The gains and losses from foreign currency transactions are included in the consolidated statements of operations for the period and were immaterial. In the fourth quarter of fiscal 2010, we purchased a foreign currency put option which provided us with the option to exchange Euros for U.S. dollars at a fixed exchange rate such that, if the Euro were to depreciate against the U.S. dollar to predetermined levels as set by the contract, we could exercise our option and mitigate our foreign currency exchange losses. This put option was sold during the quarter ended September 30, 2010 at a price near cost resulting in no material gain or loss.  A hypothetical 10 percent change in foreign currency rates would not have a material impact on our results of operations or financial condition.

As of March 31, 2012, we held short-term investments and cash equivalents consisting of commercial paper, corporate debentures/bonds, treasury bills, government agency bonds, money market funds and certificates of deposit. Our primary objective with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 0.40% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.  To minimize this risk, we maintain a significant portion of our cash balances in money market funds.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the criteria established in “Internal Control — Integrated Framework”, our management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012.  McGladrey LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2012, and has issued their report thereon which is included in this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. and subsidiaries (“the Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended March 31, 2012 and March 31, 2011.  We also have audited American Science and Engineering, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Science and Engineering, Inc. and subsidiaries as of March 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, American Science and Engineering, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey LLP

Boston, Massachusetts

June 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Science and Engineering, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows of American Science and Engineering, Inc. and subsidiary (“the Company”) for the year ended March 31, 2010. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations, stockholders’ equity and cash flows of American Science and Engineering, Inc. and subsidiary for the year ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ CATURANO AND COMPANY, P.C.

Boston, Massachusetts
June 7, 2010

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND 2011

(Amounts in thousands, except share and per share amounts)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$24,369	$60,144
Restricted cash and investments	11,707	20,398
Short-term investments, at fair value	170,834	110,141
Accounts receivable, net of allowances of $255 at March 31, 2012 and $334 at March 31, 2011	25,439	37,180
Unbilled costs and fees	3,206	17,082
Inventories	48,179	46,922
Prepaid expenses and other current assets	10,386	6,698
Deferred income taxes	3,329	3,469
Total current assets	297,449	302,034
Building, equipment and leasehold improvements, net	17,998	18,559
Restricted cash and investments	4,183	9,062
Deferred income taxes	5,174	6,779
Other assets, net	61	140
Total assets	$324,865	$336,574
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,461	$9,378
Accrued salaries and benefits	11,722	15,988
Accrued warranty costs	358	1,225
Accrued income taxes	—	1,936
Deferred revenue	16,731	16,924
Customer deposits	15,031	9,193
Current portion of lease financing liability	1,351	1,321
Other current liabilities	5,989	5,460
Total current liabilities	58,643	61,425
Lease financing liability, net of current portion	4,403	5,755
Deferred revenue	2,913	3,288
Other long term liabilities	100	26
Total liabilities	66,059	70,494

Commitments and contingencies (Notes 2 and 9)
Stockholders’ equity:
Preferred stock, no par value Authorized—100,000 shares Issued—None	—	—
Common stock, $0.66 2/3 par value Authorized—20,000,000 shares Issued and outstanding— 8,942,793 shares at March 31, 2012 and 9,169,965 shares at March 31, 2011	5,961	6,113
Capital in excess of par value	95,971	110,087
Accumulated other comprehensive income, net	16	21
Retained earnings	156,858	149,859
Total stockholders’ equity	258,806	266,080
Total liabilities and stockholders’ equity	$324,865	$336,574

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2012, 2011, AND 2010

(Amounts in thousands except per share amounts)

		2012	2011	2010
	Net sales and contract revenues:
	Net product sales and contract revenues	$114,124	$192,818	$165,710
	Net service revenues	89,428	85,758	76,383
	Total net sales and contract revenues	203,552	278,576	242,093

	Cost of sales and contracts:
	Cost of product sales and contracts	65,500	104,062	91,554
	Cost of service revenues	44,935	45,312	39,469
	Total cost of sales and contracts	110,435	149,374	131,023
	Gross profit	93,117	129,202	111,070

	Operating expenses:
	Selling, general and administrative expenses	35,624	42,139	36,982
	Research and development expenses	25,544	22,619	19,764
	Total operating expenses	61,168	64,758	56,746
	Operating income	31,949	64,444	54,324
	Other income (expense):
	Interest and investment income, net	655	678	701
	Interest expense	(91)	(110)	(136)
	Other, net	(55)	(137)	(43)
	Total other income	509	431	522
	Income before provision for income taxes	32,458	64,875	54,846
	Provision for income taxes	11,036	22,058	18,670
	Net income	$21,422	$42,817	$36,176
Income per share	— Basic	$2.37	$4.73	$4.06
	— Diluted	$2.34	$4.63	$3.97
Weighted average shares	— Basic	9,046	9,045	8,900
	— Diluted	9,148	9,247	9,107
	Dividends declared per share	$1.60	$1.20	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2012, 2011, AND 2010

(Amounts in thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total	Comprehensive Income
Balance, March 31, 2009	8,810,760	5,873	86,477	89,763	(47)	182,066
Net income	—	—	—	36,176	—	36,176	$36,176
Repurchase of common stock	(51,299)	(34)	(2,888)	—	—	(2,922)	—
Exercise of stock options	158,863	106	6,302	—	—	6,408	—
Issuance of stock under employee compensation plans	14,192	9	941	—	—	950	—
Issuances of restricted stock, net of forfeitures	80,992	54	(54)	—	—	—	—
Tax benefit accrued on stock option exercises	—	—	1,087	—	—	1,087	—
Compensation expense on stock options	—	—	1,264	—	—	1,264	—
Compensation expense on restricted stock and restricted stock units	—	—	4,690	—	—	4,690	—
Dividends declared	—	—	—	(8,031)	—	(8,031)	—
Other	—	—	—	—	80	80	80
Balance, March 31, 2010	9,013,508	$6,008	$97,819	$117,908	$33	$221,768	$36,256
Net income	—	—	—	42,817	—	42,817	42,817
Repurchase of common stock	(51,269)	(34)	(3,702)	—	—	(3,736)	—
Exercise of stock options	197,669	132	6,811	—	—	6,943	—
Issuance of stock under employee compensation plans	2,939	2	218	—	—	220	—
Issuances of restricted stock, net of forfeitures	7,118	5	(5)	—	—	—	—
Tax benefit accrued on stock option exercises	—	—	3,730	—	—	3,730	—
Compensation expense on stock options	—	—	1,703	—	—	1,703	—
Compensation expense on restricted stock and restricted stock units	—	—	3,513	—	—	3,513	—
Dividends declared	—	—	—	(10,866)	—	(10,866)	—
Net change in unrealized losses on investment securities, available-for-sale, net of tax	—	—	—	—	(12)	(12)	(12)
Balance, March 31, 2011	9,169,965	$6,113	$110,087	$149,859	$21	$266,080	$42,805
Net income	—	—	—	21,422	—	21,422	21,422
Repurchase of common stock	(320,207)	(213)	(19,838)	—	—	(20,051)	—
Exercise of stock options	75,714	50	4,237	—	—	4,287	—
Vesting of restricted stock units	2,341	1	(1)	—	—	—	—
Issuances of restricted stock, net of forfeitures	14,980	10	(10)	—	—	—	—
Reversal of tax benefit associated with stock options	—	—	(303)	—	—	(303)	—
Compensation expense on stock options	—	—	597	—	—	597	—
Compensation expense on restricted stock and restricted stock units	—	—	1,202	—	—	1,202	—
Dividends declared	—	—	—	(14,423)	—	(14,423)	—
Net change in unrealized losses on investment securities, available-for-sale, net of tax	—	—	—	—	(5)	(5)	(5)
Balance, March 31, 2012	8,942,793	$5,961	$95,971	$156,858	$16	$258,806	$21,417

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2012, 2011, AND 2010

(Amounts in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$21,422	$42,817	$36,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,768	4,961	4,538
Provisions for contracts, inventory, and accounts receivable reserves	2,998	1,608	1,170
Amortization of bond premium	2,689	2,057	1,119
Stock compensation expense	1,799	5,216	5,954
Other	(47)	(125)	122
Deferred income taxes	1,750	(2,716)	(463)
Change in assets and liabilities:
Accounts receivable	11,819	551	(835)
Unbilled costs and fees	13,876	(15,004)	4,238
Inventories	(4,333)	(3,139)	1,474
Prepaid expenses and other assets	(3,609)	3,048	(1,269)
Accrued income taxes	(1,936)	(2,267)	4,140
Accounts payable	(1,917)	(1,592)	331
Deferred revenue	(568)	(2,034)	(10,453)
Customer deposits	5,838	(4,521)	(1,104)
Accrued expenses and other current liabilities	(4,530)	4,344	1,138
Total adjustments	29,597	(9,613)	10,100
Net cash provided by operating activities	51,019	33,204	46,276
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	220,293	192,406	104,261
Purchases of short-term instruments	(283,685)	(160,422)	(213,157)
Proceeds from sale of fixed assets	51	3	—
Purchases of property and equipment	(5,211)	(5,304)	(3,266)
Net cash (used for) provided by investing activities	(68,552)	26,683	(112,162)
Cash flows from financing activities:
Decrease in restricted cash and investments	13,570	(29,425)	—
Repurchase of shares of common stock	(20,051)	(3,736)	(2,922)
Payment of common stock dividends	(14,423)	(10,866)	(8,031)
Repayment of leasehold financing	(1,322)	(1,301)	(1,163)
Proceeds from exercise of stock options	4,287	6,943	6,408
Reduction of (increase in) income taxes paid due to the tax benefit (expense) from employee stock option expense	(303)	3,730	1,087
Net cash used for financing activities	(18,242)	(34,655)	(4,621)
Net (decrease) increase in cash and cash equivalents	(35,775)	25,232	(70,507)
Cash and cash equivalents at beginning of year	60,144	34,912	105,419
Cash and cash equivalents at end of year	$24,369	$60,144	$34,912
Supplemental disclosures of cash flow information:
Interest paid	$91	$110	$185
Income taxes paid	$13,744	$24,079	$15,661
Non-cash transactions:
Issuance of stock for 401K match	$—	$220	$950

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

American Science and Engineering, Inc., a Massachusetts corporation formed in 1958, develops, manufactures, markets, and sells X-ray inspection and other detection products for homeland security, force protection and other critical defense applications.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all investments with original maturities of 90 days or less to be cash equivalents.  The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits.  The Company has not experienced any losses related to these balances, and management believes its risk of loss to be minimal.

Restricted Cash and Investments

The Company’s former loan and security agreement with its bank required certain cash and investment balances to be restricted as collateral against outstanding standby letters of credit if the Company exceeded its credit availability under this credit facility.  Upon expiration of that loan and security agreement in November of 2010, all outstanding standby letters of credit became restricted cash-secured at amounts ranging from 52% to 61% of the outstanding letters of credit.

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

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions or Write- offs Charged to Reserves	Balance at End of Year
Fiscal 2012	$334	$(79)	$—	$255
Fiscal 2011	$330	$4	$—	$334
Fiscal 2010	$286	$56	$12	$330

Included in accounts receivable and unbilled costs and fees at March 31, 2012 and 2011 are $13,377,000 and $30,417,000, respectively, attributable to both prime and subcontracts with federal and state governments. The Company establishes a reserve against unbilled costs and fees based on known troubled accounts or contracts, historical experience, and other currently available evidence. There was no activity in the reserve for unbilled costs and fees during fiscal 2012, 2011 and 2010.

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

The components of inventories at March 31, 2012 and 2011, net of inventory reserves, were as follows:

(In thousands)	2012	2011
Raw materials, completed subassemblies and spares parts	$23,689	$27,436
Work-in-process	16,705	16,828
Finished goods	7,785	2,658
Total	48,179	$46,922

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

Activity in the reserve for excess or obsolete inventory is as follows:

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions / Write- offs Charged to Reserves	Balance at End of Year
Fiscal 2012	$4,882	$3,076	$1,748	$6,210
Fiscal 2011	$3,982	$1,604	$704	$4,882
Fiscal 2010	$4,165	$1,114	$1,297	$3,982

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

Building, equipment and leasehold improvements consisted of the following at March 31, 2012 and 2011.

(In thousands)	Estimated Useful Lives	2012	2011
Building and leasehold improvements	Lesser of 25 years or remaining lease term	$20,761	$20,047
Equipment and tooling	5-10 years	5,110	4,522
Computer equipment and software	3-5 years	21,491	19,539
Furniture and fixtures	5-7 years	2,515	2,420
Demo and test equipment	2-5 years	6,576	4,796
Leased equipment	1-2 years or life of lease	63	63
Motor vehicles	3-5 years	72	72
Total		56,588	51,459
Less accumulated depreciation and amortization		(38,590)	(32,900)
Building, equipment and leasehold improvements, net		$17,998	$18,559

Revenue Recognition

The Company recognizes certain Cargo Inspection, Z Backscatter, Parcel and Personnel Screening systems, and after-market part sales, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605-10, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Infrequently, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the products have been segregated from its inventories and cannot be used to fill other orders received.  There was no product being held under these arrangements at March 31, 2012, March 31, 2011 or March 31, 2010.

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

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying consolidated balance sheets. Of the amounts in unbilled costs and fees at March 31, 2012, $3,119,000 (97%) is expected to be billed and collected during fiscal 2013.

Under the terms of certain of its cost reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $87,000 and $76,000 at March 31, 2012 and March 31, 2011, respectively) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees. The accuracy and appropriateness of the Company’s direct and indirect costs and expenses under these cost reimbursement contracts and its accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. government.  Such agencies have the right to challenge the Company’s cost estimates or allocations with respect to any government contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.  Although the Company can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of its contracts will not have a material adverse impact on the Company’s financial condition or results of operations.

Warranty Costs

The Company generally provides on certain of its products a one year parts and labor warranty with the purchase of domestic equipment, and a one year parts only or parts and labor warranty on international equipment. The anticipated cost for this one year warranty is accrued for at the time of the sale based upon historical experience and management’s estimates of future liabilities and is recorded as accrued warranty costs (See Note 5).

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

Impairment is assessed by comparing the estimated undiscounted cash flows over the asset’s remaining life to the carrying amount of the asset. If the estimated cash flows are insufficient to recover the asset, an impairment loss is recognized based on the difference between the carrying value of the asset and the fair value of the asset less any costs of disposal.  No impairment costs were recorded in the fiscal years ended March 31, 2012, 2011 and 2010.

Accrued Salaries and Benefits

Accrued salaries and benefits at March 31, 2012 and March 31, 2011 include the following:

(In thousands)	2012	2011
Accrued payroll and payroll related taxes	$2,140	$1,727
Accrued incentive compensation	7,486	12,227
Accrued vacation	2,096	2,034
Total accrued salaries and benefits	$11,722	$15,988

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

Research and Development

Internally funded research and development costs including direct labor, material, subcontractor expenses and related overheads are expensed as incurred. Internally funded research and development costs were $25,544,000, $22,619,000 and $19,764,000, in fiscal 2012, 2011, and 2010, respectively.  In addition, the Company recognized revenues of $4,409,000, $4,821,000 and $2,306,000, in fiscal 2012, 2011, and 2010, respectively related to government-sponsored research and development earned primarily on a cost reimbursement and fee basis as discussed above.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, unbilled costs and fees, accounts payable and letters of credit. The recorded amounts of these instruments approximate their fair value (see Note 8).

Income per Common and Potential Common Shares

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share include the dilutive impact of options, warrants, restricted stock and restricted stock units using the average share price of the Company’s common stock for the period. For the years ended March 31, 2012, 2011, and 2010, respectively, common stock equivalents of approximately 64,000, 35,000, and 132,000 are excluded from diluted earnings per share, as their effect is anti-dilutive.

(In thousands except per share amounts)	March 31, 2012	March 31, 2011	March 31, 2010
Earnings per Share — Basic:
Net income	$21,422	$42,817	$36,176
Weighted average number of common shares outstanding — basic	9,046	9,045	8,900
Income per share — basic	$2.37	$4.73	$4.06

Earnings per Share — Diluted:
Net income	$21,422	$42,817	$36,176
Weighted average number of common shares outstanding — basic	9,046	9,045	8,900
Assumed exercise of stock options, warrants, restricted stock and restricted stock units, using the treasury stock method	102	202	207
Weighted average number of common and potential common shares outstanding — diluted	9,148	9,247	9,107
Income per share — diluted	$2.34	$4.63	$3.97

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

Two customers, one agency of the U.S. government and one international customer, accounted for 49% of the accounts receivable balance at March 31, 2012.  The Company generally requires letters of credit and/or deposits or prepayments from international customers.  The Company has not experienced any significant losses from uncollectible accounts.

Common Stock Dividends

In May of 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.  Common stock cash dividends declared during the fiscal year ended March 31, 2012 were as follows:

Date Declared	Dividend per common share
May 9, 2011	$0.30
August 4, 2011	0.30
November 7, 2011	0.50
February 9, 2012	0.50
Fiscal year ended March 31, 2012	$1.60

On May 14, 2012, the Company declared a quarterly dividend of $0.50 for holders of record on May 23, 2012 to be paid June 4, 2012.

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

The Company recognized $1,799,000, $5,216,000 and $5,954,000 of stock-based compensation costs in the consolidated statements of operations for the year ended March 31, 2012, 2011 and 2010, respectively. The income tax benefit related to such compensation for the years ended March 31, 2012, 2011 and 2010 was approximately $612,000, $1,770,000 and $2,038,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statements of operations:

	Fiscal Year Ended
(In thousands)	March 31, 2012	March 31, 2011	March 31, 2010
Cost of revenues	$438	$797	$975
Selling, general and administrative	1,361	4,419	4,979
Total share-based compensation expense before tax	$1,799	$5,216	$5,954

The fair value of options at date of grant was estimated with the following assumptions:

	Fiscal Year Ended
	March 31, 2011	March 31, 2010
Assumptions:
Expected life	5 years	5 years
Risk-free interest rate	1.60%	2.37%
Stock volatility	44%	46%
Dividend yield	1.6%	1.2%

There were no options granted in the fiscal year ended March 31, 2012.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which changes the existing guidance on the presentation of comprehensive income. Entities will have the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. ASU No. 2011-05 is effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company is the first quarter of fiscal 2013. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers changes in ASU No. 2011-05 that related to the presentation of reclassification adjustments. The adoption of the remaining guidance provided in ASU No. 2011-05 will result in a change to the Company’s current presentation of comprehensive income but will have no impact on the Company’s financial condition, results of operations, or cash flows.

2. LEASE AGREEMENTS

The Company leases certain facilities under non-cancelable operating leases with various renewal options. For operating leases which contain fixed escalations in rental payments, the Company records the total rent payable on a straight-line basis over the original lease term. The Company incurred $730,000, $670,000 and $262,000 of operating rent expense in the fiscal years ended March 31, 2012, 2011, and 2010, respectively.  In conjunction with the Company’s lease for its headquarters, the Company has issued security in the form of a standby letter of credit in the amount of $300,000 with an original expiration date of March 1, 2006 which contains automatic extensions through May 15, 2016.

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

At the completion of the construction of the initial renovations in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with ASC 840 Leases.  Based on this review, it was determined that the lease did not qualify for sale-leaseback treatment.  As a result, building and tenant improvements and associated lease financing liabilities remained on the Company’s financial statements.  The Lease Financing Liability is being amortized over the lease term based on the payments designated in the agreement, and the building and tenant improvement assets are being depreciated on a straight line basis over the remaining lease term.

Future minimum rental payments under the Company’s non-cancelable leases, excluding real estate taxes, insurance and operating costs paid by the Company, required over the initial terms of the leases are as follows (in thousands):

Year Ending March 31,	Operating Leases	Capital Leases
2013	$367	$1 424
2014	345	1,542
2015	304	1,542
2016	225	1,413
Total payments	$1,241	5,921
Imputed interest		(167)
Lease financing liability		5,754
Less: Current portion of lease financing liability		1,351
Lease financing liability, net of current portion		$4,403

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

Under the terms of this Loan and Security Agreement, the Company was required to pay certain one-time facility fees which were being amortized over the life of the facility and other unused credit fees.  Total expenses incurred related to these fees were $94,000 and $227,000 in fiscal 2011, and 2010, respectively.

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion.  At March 31, 2012, the Company had outstanding $29,981,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 61% of the outstanding letters of credit.  This resulted in a restricted cash balance of $15,890,000 at March 31, 2012 of which $4,183,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

4. INCOME TAXES

The provision for income taxes for the years ended March 31, 2012, 2011, and 2010 consisted of the following:

(In thousands)	2012	2011	2010
Current:
Federal	$9,082	$24,080	$20,420
State	197	636	(1,288)
Foreign	7	22	35
	9,286	24,738	19,167
Deferred:
Federal	1,610	(2,354)	(399)
State	212	(640)	(954)
Change in valuation allowance	(72)	314	856
	1,750	(2,680)	(497)
Provision for income taxes	$11,036	$22,058	$18,670

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended March 31, 2012 is as follows:

(In thousands)	2012	2011	2010
Provision for income taxes at statutory rate	$11,360	$22,706	$19,196
State tax provision (benefit) net of federal effect	265	(2)	(1,458)
Stock based compensation	107	616	736
Research tax credits	(289)	(432)	(291)
Qualifying manufacturing credits	(315)	(1,346)	(719)
Change in valuation allowance	(72)	314	856
Other	(20)	202	350
Provision for income taxes	$11,036	$22,058	$18,670

The significant components of the net deferred tax assets at March 31, 2012 and 2011 are as follows:

	March 31, 2012		March 31, 2011
(In thousands)	Current	Non-current	Current	Non-current
Deferred tax assets (liabilities):
Accounts receivable and unbilled costs and fees	$—	$91	$—	$119
Inventory	219	2,199	318	1,558
Deferred revenue	—	1,192	—	2,555
Accrued vacation	668	—	651	—
Accrued warranty costs	126	—	436	—
Depreciation	—	(922)	—	(17)
Unearned compensation	1,836	2,577	1,861	2,564
State credit carryforwards	—	1,098	—	1,170
Other	480	37	203	—
Deferred income tax assets	3,329	6,272	3,469	7,949
Valuation allowance	—	(1,098)	—	(1,170)
Net deferred income taxes	$3,329	$5,174	$3,469	$6,779

During fiscal year 2010, state tax benefits, net of federal effect, of approximately $825,000 were realized as a result of state tax planning initiatives adopted by the Company.  As of March 31, 2012 and March 31, 2011, the Company has $1,690,000 and $1,800,000 of state credit carryforwards, respectively.  Of these amounts, approximately $492,000 and $432,000 at March 31, 2012 and March 31, 2011, respectively, have unlimited carryforward and the remaining balances expire in various years through March 31, 2027.

At March 31, 2012 and March 31, 2011, the Company had a deferred tax valuation allowance of $1,098,000 and $1,170,000, respectively, on state credit carryforwards and other deferred tax assets for which management believes it is more-likely-than-not that realization of these assets will not occur.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2009 through 2011 and for various state taxing authorities for the years ending March 31, 2006 through 2011.  During fiscal 2010, the Company completed an audit by the Internal Revenue Service for tax years ended March 31, 2006 and 2007.  The results of this audit did not have a material impact on the Company’s financial position or results of operations.  The Company currently has an abatement claim open with the Massachusetts Department of Revenue for tax years ending March 31, 2006 through 2008 related to sales apportionment methodology.  The claim is under review and is expected to be settled in the next twelve months.  The Company believes that there were no uncertain tax positions that required a reserve as of March 31, 2012.

5. WARRANTY OBLIGATIONS

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery. Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure. Warranty experience for the years ended March 31, 2012 and 2011 is as follows:

(In thousands)	2012	2011
Warranty accrual at beginning of period	$1,225	$965
Accruals for warranties issued during the period	632	2,153
Adjustment of preexisting accrual estimates	(63)	(158)
Warranty costs incurred during period	(1,436)	(1,735)
Warranty accrual at end of period	$358	$1,225

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

Stock Repurchase Program

On May 17, 2007, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  This Stock Repurchase Program was completed in the first quarter of fiscal 2009.  On May 8, 2008 the Board of Directors approved an additional Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market.  During the fiscal year ended March 31, 2012, the Company repurchased 320,207 shares of common stock under this Program at an average price of $62.62.  As of March 31, 2012, the Company had fully utilized the funds authorized by the Board for its Stock Repurchase Program. Since their respective authorizations by the Board of Directors, the Company repurchased 1,245,405 shares in aggregate under these Stock Repurchase Programs at an average price of $56.16 per share.

On May 14, 2012, the Board of Directors announced the approval of a new Stock Repurchase Program which authorizes the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of March 31, 2012: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years. Certain of the options granted vest upon the achievement of certain performance based goals as well as service time incurred.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options:    A summary of the Company’s stock option activity is as follows:

	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	472,446	$55.77	613,934	$47.37	709,254	$44.47
Options granted	—	—	56,181	74.87	63,993	62.17
Options exercised	(75,714)	56.63	(197,669)	35.12	(158,863)	40.34
Options canceled or expired	(20,401)	65.01	—	—	(450)	53.55
Options outstanding, end of year	376,331	$55.10	472,446	$55.77	613,934	$47.37
Options exercisable, end of year	370,400	$55.00	397,592	$53.06	544,080	$45.54
Options available for grant	292,000		301,732		365,572
Weighted average fair value per share of options granted during the year		$—		$26.21		$23.52

The following summarizes certain data for options outstanding and exercisable at March 31, 2012:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding:	22,992	$ 8.00-$20.00	$13.19	1.63
	19,750	$20.01-$30.00	28.50	2.47
	20,500	$30.01-$40.00	39.06	2.68
	39,600	$40.01-$50.00	44.77	3.55
	78,695	$50.01-$60.00	53.23	3.30
	138,613	$60.01-$70.00	64.21	5.14
	56,181	$70.01-$75.82	74.87	8.42
	376,331	$ 8.00-$75.82	$55.10	4.59

Options exercisable:	22,992	$ 8.00-$20.00	$13.19
	19,750	$20.01-$30.00	28.50
	20,500	$30.01-$40.00	39.06
	39,600	$40.01-$50.00	44.77
	78,695	$50.01-$60.00	53.23
	132,682	$60.01-$70.00	64.33
	56,181	$70.01-$75.82	74.87
	370,400	$ 8.00-$75.82	$55.00

The total intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during fiscal 2012, 2011 and 2010 was $1,815,000, $10,121,000 and $4,796,000, respectively.   Non-vested stock option awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2012, there was $14,000 of total unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average of 1.5 years.

The Company realizes a tax deduction upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised and/or sold. The Company receives an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant.  These tax benefits are credited to additional paid-in capital if it is considered more likely than not that they will be realized. During fiscal 2012, 2011 and 2010, a tax benefit (expense) of ($303,000), $3,730,000 and $1,087,000, respectively, was recorded to additional paid-in capital for exercises and/or sales of stock options or stock.

Restricted Stock and Restricted Stock Units:  The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock, stock options, and/or cash awards which vest upon the achievement of certain performance based goals as well as service time incurred. In fiscal years 2012 and 2011, the Company opted to issue this long term incentive plan with only a cash award which resulted in fewer restricted stock awards and stock options being granted.

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

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2012 there was $1,167,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average of 1.2 years.

A summary of the Company’s restricted stock and stock unit activity is as follows:

	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Unvested restricted stock and units outstanding, beginning of year	32,882	$65.03	97,240	$60.78	137,687	$56.74
Granted	24,006	73.03	5,106	83.79	80,149	62.53
Vested	(12,523)	68.70	(69,464)	60.45	(120,096)	57.32
Forfeited	(3,766)	65.07	—	—	(500)	60.65
Unvested restricted stock and units outstanding, end of year	40,599	68.63	32,882	$65.03	97,240	$60.78

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

Geographical Data

All of the Company’s export sales originate from the United States.  At March 31, 2012, approximately 1.8% of the Company’s assets were in foreign countries.  The foreign assets were comprised of cash in foreign banks, and inventory in international depots for field replacements or systems shipped internationally but not accepted by fiscal year end.

The following table shows the breakdown of net sales and contract revenues to international and domestic customers based upon customer’s country of domicile and the major regions of international activity:

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2012		2011		2010
Domestic	$133,441	66%	$190,769	68%	$163,873	68%
International	70,111	34%	87,807	32%	78,220	32%
Net Sales and Contract Revenues	$203,552	100%	$278,576	100%	$242,093	100%

Middle East & Africa		63%		84%		81%
North America — Non-US		15%		2%		2%
Asia / Pacific		11%		7%		8%
Europe		6%		7%		9%
All Other		5%		—%		—%

Major Customers:  Sales to major customers (representing in excess of 10% of consolidated revenues) consisted of the following:

Fiscal 2012:   $46,167,000 to one customer.

Fiscal 2011:   $82,634,000, $32,316,000 and $31,072,000, respectively, to three customers.

Fiscal 2010:   $59,204,000 and $28,591,000, respectively, to two customers.

Domestically, the Company’s primary client base is comprised of agencies of the U.S. government. Approximately 62%, 65% and 63% of the Company’s sales in fiscal 2012, 2011, and 2010 respectively, were derived from either (i) contracting directly with the U.S. government, or (ii) contracting with contractors working directly with the U.S. government. Certain of the Company’s contracts with the U.S. government provide the U.S. government with the standard unilateral right to terminate these contracts for convenience In each of the fiscal years ended March 31, 2012, March 31, 2011 and March 31, 2010, one of the Company’s contracts with the U.S. government was terminated in whole or in part for convenience by the U.S. government.  These terminations did not result in any material losses to the Company.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2012 and March 31, 2011:

(In thousands)	March 31, 2012	March 31, 2011
Level 1 — Financial Assets
U.S. Treasury bills	$20,018	$20,120
Level 2 — Financial Assets
Corporate debentures/bonds	78,169	44,586
Commercial paper	40,334	57,512
Government agency bonds	26,582	13,099
Money market funds	13,698	10,249
Certificates of deposit	5,731	4,000
Total Level 2 Financial Assets	164,514	129,446
Total cash equivalents and short-term investments	$184,532	$149,566

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2012:
Short-term investments:
Corporate debentures/bonds	$78,176	$21	$(28)	$78,169
Commercial paper	40,331	3	—	40,334
Government agency bonds	26,573	9	—	26,582
Treasury bills	20,000	18	—	20,018
Certificates of deposit	5,729	2	—	5,731
Total short-term investments	$170,809	$53	$(28)	$170,834
Cash equivalents:
Money market funds	13,698	—	—	13,698
Total cash equivalents	$13,698	$—	$—	$13,698

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011:
Short-term investments:
Corporate debentures/bonds	$44,585	$13	$(12)	$44,586
Commercial paper	34,834	1	—	34,835
Government agency bonds	6,593	7	—	6,600
Treasury bills	20,095	25	—	20,120
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$110,107	$46	$(12)	$110,141
Cash equivalents:
Money market funds	10,249	—	—	10,249
Government agency bonds	6,500	—	(1)	6,499
Commercial paper	22,677	—	—	22,677
Total cash equivalents	$39,426	$—	$(1)	$39,425

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. At March 31, 2012, the Company had $24,059,000 of open purchase orders which are expected to be substantially fulfilled within the next two years. Certain single source vendors, or vendors producing custom material, require significant lead times from order to delivery of their material. Should the demand for the Company’s products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges related to these commitments, that could be material to the Company’s results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

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

The Compensation Committee of the Board of Directors of the Company approved revisions to the Company’s Change in Control and Severance Benefit Agreements covering members of its executive staff including its Chief Financial Officer and such revisions became effective on June 1, 2011. Under the revisions to these agreements, these executives, in the event of termination within two years following a change of control (as defined in the revised agreements), are eligible to receive a payment equal to two times the highest annual rate of base salary payable to the executive during the one-year period ending on the change of control date (or date of shareholder approval, if the executive’s employment is terminated without cause prior to the change in control date) or the termination date (whichever results in a higher amount) plus his annual target bonus, the continuation of health benefits for a period of eighteen months and the vesting of all awards under the Company’s 2005 Equity and Incentive Plan.    In addition, in the event that an executive’s awards under the Company’s 2005 Equity and Incentive Plan are not assumed or replaced upon a change of control of the Company, his options, restricted stock and cash-based long-term incentive awards will fully vest upon the change of control, regardless of termination of employment.  In the event of qualifying termination not pursuant to a change of control, the members of the executive staff are eligible to receive a payment equal to one times his highest annual rate of base salary payable to the executive during the one-year period ending on the termination date and the continuation of health benefits for one year.

Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for all employees.   Employees are eligible to participate on the first of the month following date of employment.  The Plan is funded by elective employee contributions of up to 100% of their compensation up to IRS limits. Under the Plan the Company at its discretion matches 50% of the first 6% of employee contributions for each participant in the form of Company common stock or cash. In fiscal 2011, the Company began matching employee’s contributions in cash instead of Company common stock as it had in prior years.  Expenses under the Plan, consisting of Company contributions which were made in Company stock or cash and Plan administrative expenses paid by the Company, totaled $1,152,000, $1,139,000 and $993,000, in 2012, 2011, and 2010 respectively.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

FOR THE YEARS ENDED MARCH 31, 2012 AND MARCH 31, 2011

(In thousands, except per shares amounts)

	2012 by quarter				2011 by quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Net sales and contract revenues	$51,103	$54,778	$57,907	$39,764	$53,643	$80,637	$76,588	$67,708
Gross profit	$23,902	$25,121	$26,445	$17,649	$23,812	$39,844	$34,704	$30,842
Operating income	$8,567	$10,205	$11,241	$1,936	$8,989	$23,622	$17,362	$14,471
Net income	$5,693	$6,851	$7,535	$1,343	$6,801	$14,669	$11,782	$9,565
Net income per share
— Basic	$0.62	$0.75	$0.84	$0.15	$0.75	$1.63	$1.31	$1.05
— Diluted	$0.61	$0.74	$0.84	$0.15	$0.74	$1.59	$1.28	$1.03

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: June 8, 2012	By:	/s/ ANTHONY R. FABIANO
Anthony R. Fabiano
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ANTHONY R. FABIANO	Director and President and Chief Executive Officer (Principal Executive Officer)	June 8, 2012
Anthony R. Fabiano

/s/ KENNETH J. GALAZNIK	Senior Vice President, Chief Financial	June 8, 2012
Kenneth J. Galaznik	Officer, Treasurer and Clerk (Principal
Financial and Accounting Officer)

/s/ DENIS R. BROWN	Chairman of the Board, Director	June 8, 2012
Denis R. Brown

/s/ JOHN A. GORDON	Director	June 8, 2012
John A. Gordon

/s/ HAMILTON W. HELMER	Director	June 8, 2012
Hamilton W. Helmer

/s/ DON R. KANIA	Director	June 8, 2012
Don R. Kania

/s/ ERNEST J. MONIZ	Director	June 8, 2012
Ernest J. Moniz

/s/ MARK S. THOMPSON	Director	June 8, 2012
Mark S. Thompson

/s/ CARL W. VOGT	Director	June 8, 2012
Carl W. Vogt

EXHIBIT INDEX

Exhibit Number		Description of Exhibit (and Statement of Incorporation by Reference, If Applicable)

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

Revised Agreement between the Company and Anthony Fabiano dated June 1, 2011 (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 and incorporated herein by reference)

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

10.47	*

Form of Restricted Stock Agreement (Time Vesting) under the Company’s 2005 Equity and Incentive Plan (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 and incorporated herein by reference)

10.48

Fourth Amendment of Lease of 829 Middlesex Turnpike, Billerica, Massachusetts dated January 18, 2011 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2011 and incorporated herein by reference)

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
101

The following materials from the Annual Report on Form 10-K of American Science and Engineering, Inc. for the year ended March 31, 2012, filed on June 8, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

†   Filed herewith

*   Management contract or compensatory plan