Form 10-Q
period 2012-06-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2012-08-08
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of July 31, 2012 was 8,430,814.

Z Backscatter™, ZBV™, MobileSearch™, Shaped Energy®, AS&E®, Gemini™, Omniview™, Sentry™, SmartCheck®, Z Portal®  and all AS&E product names and AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	June 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$9,358	$24,369
Restricted cash and investments	12,584	11,707
Short-term investments, at fair value	164,202	170,834
Accounts receivable, net of allowances of $376 and $255 at June 30, 2012 and March 31, 2012, respectively	26,471	25,439
Unbilled costs and fees	8,519	3,206
Inventories, net	46,964	48,179
Prepaid expenses and other current assets	8,065	10,386
Deferred income taxes	3,329	3,329
Total current assets	279,492	297,449
Building, equipment and leasehold improvements, net	17,867	17,998
Restricted cash and investments	1,829	4,183
Deferred income taxes	5,174	5,174
Other assets, net	49	61
Total assets	$304,411	$324,865

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,159	$7,461
Accrued salaries and benefits	10,511	11,722
Accrued warranty costs	357	358
Deferred revenue	15,270	16,731
Customer deposits	17,500	15,031
Current portion of lease financing liability	1,388	1,351
Other current liabilities	6,169	5,989
Total current liabilities	58,354	58,643
Lease financing liability, net of current portion	4,033	4,403
Deferred revenue	2,641	2,913
Other long-term liabilities	105	100
Total liabilities	65,133	66,059

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized 8,560,174 and 8,942,793; shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	5,706	5,961
Capital in excess of par value	77,005	95,971
Accumulated other comprehensive (loss) income, net	(19)	16
Retained earnings	156,586	156,858
Total stockholders’ equity	239,278	258,806
Total liabilities and stockholders’ equity	$304,411	$324,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

		For the Three Months Ended
	(In thousands, except per share amounts)	June 30, 2012	June 30, 2011
	Net sales and contract revenues:
	Net product sales and contract revenues	$25,709	$29,049
	Net service revenues	21,635	22,054
	Total net sales and contract revenues	47,344	51,103

	Cost of sales and contracts:
	Cost of product sales and contracts	15,124	15,221
	Cost of service revenues	10,747	11,980
	Total cost of sales and contracts	25,871	27,201
	Gross profit	21,473	23,902

	Expenses:
	Selling, general and administrative expenses	7,998	9,258
	Research and development costs	7,115	6,077
	Total operating expenses	15,113	15,335

	Operating income	6,360	8,567

	Other income (expense):
	Interest and investment income	207	166
	Interest expense	(20)	(25)
	Other, net	(180)	(82)
	Total other income	7	59
	Income before provision for income taxes	6,367	8,626
	Provision for income taxes	2,165	2,933
	Net income	$4,202	$5,693
	Other comprehensive loss:
	Unrealized loss on available for sale securities (net of tax)	(36)	(20)
	Comprehensive income	$4,166	$5,673

Income per share	—Basic	$0.47	$0.62
	—Diluted	$0.47	$0.61

Weighted average shares	—Basic	8,853	9,193
	—Diluted	8,905	9,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
(In thousands)	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$4,202	$5,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,246	1,541
Provisions for contracts, inventory and accounts receivable reserves	949	33
Amortization of bond premium	769	556
Deferred income taxes	—	466
Other	(1)	—
Stock compensation expense	258	607
Changes in assets and liabilities:
Accounts receivable	(1,153)	9,671
Unbilled costs and fees	(5,313)	(4,121)
Inventories	387	(1,779)
Prepaid expenses and other assets	2,333	(2,482)
Accounts payable	(302)	(483)
Accrued income taxes	—	553
Customer deposits	2,469	8,848
Deferred revenue	(1,733)	3,446
Accrued expenses and other liabilities	(1,027)	(8,526)
Net cash provided by operating activities	3,084	14,023

Cash flows from investing activities:
Purchases of short-term investments	(31,513)	(90,577)
Proceeds from sales and maturities of short-term investments	37,341	52,069
Purchases of property and equipment, net	(1,114)	(2,103)
Net cash provided by (used for) investing activities	4,714	(40,611)

Cash flows from financing activities:
Decrease in restricted cash and investments	1,477	15,385
Proceeds from exercise of stock options	112	2,833
Repurchase of shares of common stock	(19,591)	(22)
Repayment of leasehold financing liability	(333)	(330)
Payment of common stock dividend	(4,474)	(2,760)
Change in income taxes paid due to the tax benefit from employee stock option expense	—	262
Net cash (used for) provided by financing activities	(22,809)	15,368

Net decrease in cash and cash equivalents	(15,011)	(11,220)
Cash and cash equivalents at beginning of period	24,369	60,144
Cash and cash equivalents at end of period	$9,358	$48,924

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, or fiscal 2012, as filed with the Securities and Exchange Commission on June 8, 2012.

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

Occasionally, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the product has been segregated from the Company’s inventories and cannot be used to fill other orders received.  There was no product being held under such arrangements at June 30, 2012 or March 31, 2012.

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2012.  There have been no changes to our critical accounting policies during the three months ended June 30, 2012.

Stock Repurchase Program

In May 2012, the Board of Directors approved a new Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market.  During the three months ended June 30, 2012, a total of 384,000 shares were repurchased and retired at an average price of $51.02 per share.  As of June 30, 2012, the maximum dollar value of shares that may still be purchased under this program was $15,390,000.

On August 2, 2012, the Board of Directors announced the approval of an additional Stock Repurchase Program which authorizes the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.

Dividends

	Three Months Ended
(In thousands)	June 30, 2012	June 30, 2011
Dividends declared	$0.50	$0.30
Dividends paid	$0.50	$0.30

On August 2, 2012, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on September 4, 2012 to all shareholders of record at the close of business on August 22, 2012.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

The Company recognized $258,000 and $607,000 of stock-based compensation costs in the consolidated statements of operations and comprehensive income for the three months ended June 30, 2012 and June 30, 2011, respectively. The income tax benefit recognized related to the compensation costs for the three months ended June 30, 2012 and June 30, 2011 was approximately $88,000 and $207,000, respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statement of operations and comprehensive income:

	Three months ended
(In thousands)	June 30, 2012	June 30, 2011
Cost of revenues	$58	$106
Selling, general and administrative expenses	200	501
Total stock-based compensation expense before tax	$258	$607

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for non-employee directors, officers, and employees. The Company had the following stock option and other compensation plans outstanding as of June 30, 2012: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares authorized under these plans. As of June 30, 2012, 275,000 shares remain available for future issuance under these plans.  Vesting periods for awards granted under such plans are at the discretion of the Compensation Committee of the Board of Directors, or their designee, and typically range between one and three years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the three months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2012	376,331	$55.10	4.59
Grants	—	—
Exercises	(2,871)	39.06		$33,000
Cancellations	—	—
Options outstanding at June 30, 2012	373,460	$55.22	4.35	$2,572,000
Options exercisable at June 30, 2012	367,529	$55.12	4.39

Information related to the stock options outstanding as of June 30, 2012 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$ 8.00 - $20.00	22,992	1.38	$13.19	22,992	$13.19
$20.01 - $30.00	19,750	2.21	28.50	19,750	28.50
$30.01 - $40.00	17,629	2.43	39.06	17,629	39.06
$40.01 - $50.00	39,600	3.30	44.77	39,600	44.77
$50.01 - $60.00	78,695	3.02	53.23	78,695	53.23
$60.01 - $70.00	138,613	4.91	64.21	132,682	64.33
$70.01 - $75.82	56,181	8.17	74.87	56,181	74.87
$ 8.00 - $75.82	373,460	4.35	$55.22	367,529	$55.12

The Company deems the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of stock-based awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock-based award; (2) the expected future stock volatility over the expected term; (3) a risk-free interest rate; and (4) the expected dividend yield. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The expected dividend yield is based on the assumption that the Company would continue paying dividends on its common stock at the same rate for the foreseeable future.

There were no options granted in the three month periods ended June 30, 2012 or June 30, 2011.

As of June 30, 2012, there was approximately $11,000 of unrecognized compensation costs related to options granted. This cost is expected to be recognized over a weighted average period of 1.3 years.  Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

The Company has instituted long-term incentive plans for certain key employees. These plans call for the issuance of restricted stock, restricted stock options, and/or cash incentives which vest or are paid upon the achievement of certain performance-based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually the Board of Directors is granted restricted stock. These restricted stock shares vest on a pro-rata basis on service time performed over a one-year period.  The fair values of these restricted stock awards are equal to the market price per share of the Company’s common stock on the date of grant.

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2012 there was $963,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average period of less than one year.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the three months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2012	40,599	$68.63
Granted	4,500	58.93
Vested	(6,965)	76.32
Forfeited	—	—
Outstanding at June 30, 2012	38,134	$66.08

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

The components of inventories at June 30, 2012 and March 31, 2012 were as follows:

(In thousands)	June 30, 2012	March 31, 2012
Raw materials, completed sub-assemblies, and spare parts	$22,997	$23,689
Work-in-process	17,436	16,705
Finished goods	6,531	7,785
Total	$46,964	$48,179

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended June 30, 2012 and June 30, 2011, common stock equivalents of 202,000 and 2,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended
(In thousands except per share amounts)	June 30, 2012	June 30, 2011
Earnings Per Share - Basic:
Net income	$4,202	$5,693
Weighted average number of common shares outstanding — basic	8,853	9,193
Net income per share — basic	$0.47	$0.62
Earnings Per Share - Diluted:
Net income	$4,202	$5,693
Weighted average number of common shares outstanding	8,853	9,193
Assumed exercise of stock options and restricted stock units, using the treasury stock method	52	144
Weighted average number of common and potential common shares outstanding — diluted	8,905	9,337
Net income per share — diluted	$0.47	$0.61

5.   LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations; the probability of which management believes is low.  As of June 30, 2012, the Company had outstanding $27,147,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 69% of the outstanding letters of credit, resulting in a restricted cash balance of $14,413,000 at June 30, 2012 of which $1,829,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2012 and March 31, 2012:

(In thousands)	June 30, 2012	March 31, 2012
Level 1 — Financial Assets
U.S. Treasury bills	$15,008	$20,018
Level 2 — Financial Assets
Corporate debentures/bonds	85,513	78,169
Commercial paper	45,550	40,334
Government agency bonds	12,410	26,582
Certificates of deposit	5,721	5,731
Money market funds	480	13,698
Total Level 2 Financial Assets	149,674	164,514
Total cash equivalents and short-term investments	$164,682	$184,532

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of June 30, 2012, all of the Company’s available-for-sale securities had contractual maturities of twelve months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three months ended June 30, 2012 and June 30, 2011, respectively. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income, as disclosed in the condensed consolidated statements of operations and comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Short-term investments:
Corporate debentures/bonds	$85,535	$6	$(28)	$85,513
Commercial paper	45,549	1	—	45,550
Government agency bonds	12,409	1	—	12,410
U.S. Treasury bills	14,998	10	—	15,008
Certificates of deposit	5,722	—	(1)	5,721
Total short-term investments	$164,213	$18	$(29)	$164,202
Cash equivalents:
Money market funds	$480	$—	$—	$480

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012:
Short-term investments:
Corporate debentures/bonds	$78,176	$21	$(28)	$78,169
Commercial paper	40,331	3	—	40,334
Government agency bonds	26,573	9	—	26,582
Treasury bills	20,000	18	—	20,018
Certificates of deposit	5,729	2	—	5,731
Total short-term investments	$170,809	$53	$(28)	$170,834
Cash equivalents:
Money market funds	$13,698	—	—	13,698

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2009 through 2011 and for various state taxing authorities for the years ending March 31, 2006 through 2011.  The Company believes that there were no material uncertain tax positions that required a reserve as of June 30, 2012.

8.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended
(In thousands)	June 30, 2012	June 30, 2011
Warranty accrual at beginning of period	$358	$1,225
Accruals for warranties issued during the period	123	307
Adjustment of preexisting accrual estimates	96	12
Warranty costs incurred during period	(220)	(430)
Warranty accrual at end of period	$357	$1,114

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934.  Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “should” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements.  The factors discussed under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.  We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Net sales and contract revenues for the first quarter of fiscal year ending March 31, 2013, or fiscal 2013, decreased to $47,344,000 compared to revenues of $51,103,000 for the first quarter of fiscal 2012. We reported operating income of $6,360,000 for the first quarter of fiscal 2013 compared to $8,567,000 for the first quarter of fiscal 2012.  Net income for the first quarter of fiscal 2013 was $4,202,000 ($0.47 per share, on a diluted basis) compared to net income of $5,693,000 ($0.61 per share, on a diluted basis) for the first quarter of fiscal 2012. These results represent a 7% decrease in revenues, a 26% decrease in net income, and a $0.14 decrease in earnings per share when compared to results for the first quarter of the fiscal 2012.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2012 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 8, 2012.  There have been no changes to our critical accounting policies during the three months ended June 30, 2012.

Results of Operations

Net revenues for the first quarter of fiscal 2013 decreased by $3,759,000 to $47,344,000 compared to the revenues of $51,103,000 for the first quarter of fiscal 2012.  This decrease is attributable primarily to a decrease of $3,340,000 in product sales and contract revenues from the same period a year ago.  This decrease was due primarily to a decrease of $11,683,000 in Parcel and Personnel Inspection system revenues.  In the first quarter of fiscal 2012, the Company fulfilled one large multi-unit Parcel and Personnel Inspection system order which was not repeated in the first quarter of fiscal 2013.  This decrease was offset by an increase of $7,872,000 in Cargo Inspection system revenues as compared to the corresponding prior year period due to an increase in the number of systems accepted in the period as compared to the prior period.  Contract research and development, Z Backscatter Systems and aftermarket parts revenues remained relatively flat as compared to the prior period.  Service revenues decreased by $419,000 to $21,635,000 compared to the first quarter of fiscal 2012 due primarily to a decrease in fixed price service contract revenue from the prior year.

Total cost of sales and contracts for the first quarter of fiscal 2013 decreased by $1,330,000 to $25,871,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $97,000 to $15,124,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 59% of revenues versus 52% of revenues for the corresponding period in the prior year.  The resultant decrease in gross margin percentage from the prior year is due primarily to accruals for losses on certain long-term contracts provided for in the period and inventory reserves accrued during the period.  The cost of service revenues for the quarter ended June 30, 2012 decreased by $1,233,000 to $10,747,000 as compared to the corresponding period a year ago.  Cost of service revenues decreased to 50% of revenues from 54% of revenues in the corresponding period due primarily to a reduction in third party services required to support systems under contract during the period.

Selling, general and administrative expenses for the first quarter of fiscal 2013 decreased by $1,260,000 to $7,998,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 17% of revenues in the current period compared to 18% for the corresponding period in the prior year.  The decrease in selling, general and administrative expenses from the prior period was primarily the result of a decrease in incentive compensation expense of $551,000, a decrease in payroll and payroll-related costs of $256,000 attributable to decreased headcount and a decrease in marketing related costs of $319,000.

Company funded research and development expenses for the first quarter of fiscal 2013 increased by $1,038,000 to $7,115,000 as compared to the corresponding period a year ago.  Research and development expenses represented 15% of revenues in the current quarter compared to 12% for the corresponding period in the prior year. Research and development expenses increased as compared to the prior period due to an increase in labor resources focused on research and development programs and an increase in subcontracted engineering services during the period related primarily to one current research and development program.  Research and development activities performed in the quarter focused on the development of new products, product options and product enhancements.

Other income (expense) was $7,000 of income for the first quarter of fiscal 2013 as compared to $59,000 of income for the corresponding period a year ago.

We reported pre-tax income of $6,367,000 in the first quarter of fiscal 2013 as compared to pre-tax income of $8,626,000 in the corresponding period due to the factors described above.

Our effective tax rate remained constant at 34% for both the three months ended June 30, 2012 and for the corresponding period a year ago.

We had net income of $4,202,000 for the first quarter of fiscal 2013 as compared to net income of $5,693,000 in the first quarter of fiscal 2012.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, our cash flows from operations and cash received from stock issuances related to option exercises.  We believe that our operating cash flows and cash and investments on hand are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, dividends to our shareholders and performance guarantee collateralizations for the foreseeable future and also to fund stock repurchases as desired.

Summary of Cash Activities

Cash and cash equivalents decreased by $15,011,000 to $9,358,000 at June 30, 2012 compared to $24,369,000 at March 31, 2012. This decrease is attributable primarily to:

1)             the repurchase of 384,000 shares of the Company’s common stock for $19,591,000 during the period;

2)             an increase in unbilled costs and fees of $5,313,000 during the period due to the timing of invoicing on certain fixed priced contracts;

3)             the payment of $4,474,000 in common stock dividends during the year as part of our quarterly dividend program; and

4)             net capital expenditures of $1,114,000 during the period attributable primarily to software and equipment purchases, and leasehold improvements made during the period.

Offsetting these outflows were other cash inflows including:

1)             net income of $4,202,000 for the period adjusted for $3,221,000 in non-cash expenditures which included depreciation expense, stock based compensation, contract losses and inventory and accounts receivable reserves;

2)             net proceeds from sales and maturities of short-term investments of $5,828,000;

3)             a net decrease of $1,477,000 in restricted cash and investments due to a decrease in the amount of outstanding letters of credit; and

4)             an increase of $2,469,000 in customer deposits during the period due to the timing of milestone payments on certain fixed price contracts.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.  As of June 30, 2012, we had outstanding $27,147,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 69% of the outstanding letters of credit, resulting in a restricted cash balance of $14,413,000 at June 30, 2012 of which $1,829,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year.  For further information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission on June 8, 2012.

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

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2012 as filed with the Securities and Exchange Commission on June 8, 2012. There have been no material changes from the factors disclosed in our Form 10-K for the year ended March 31, 2012, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases during the quarter ended June 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Quarter ended June 30, 2012	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 — April 30	—	$—	—	$35,000,000
May 1 — May 31	125,000	48.58	125,000	$28,921,000
June 1 — June 30	259,000	52.19	259,000	$15,390,000
Total	384,000	$51.02	384,000	$15,390,000

(1)                                 On May 14, 2012, the Board of Directors announced the approval of a new Stock Repurchase Program which authorized the Company to purchase up to $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.  This Stock Repurchase Program has no specified expiration date.

ITEM 6 — EXHIBITS

The exhibits listed on the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q are incorporated herein by reference, and are filed or furnished as part of this Quarterly Report on Form 10-Q.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: August 8, 2012	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer, Treasurer and Clerk (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at June 30, 2012 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.