Form 10-Q
period 2012-09-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2012-11-07
CIK 5768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of October 31, 2012 was 8,300,876.

Part I — Financial Information
Item 1 — Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets — September 30, 2012 and March 31, 2012	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income — For the three and six months ended September 30, 2012 and September 30, 2011	4
Unaudited Condensed Consolidated Statements of Cash Flows — For the six months ended September 30, 2012 and September 30, 2011	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 — Quantitative and Qualitative Disclosure About Market Risk	15
Item 4 — Controls and Procedures	15
Part II — Other Information
Item 1A—Risk Factors	15
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6 —Exhibits	16
Signatures	17

Z Backscatter™, ZBV™, MobileSearch™, Shaped Energy®, AS&E®, Gemini™, Omniview™, Sentry™, SmartCheck®, Z Portal® and all AS&E product names and AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	September 30, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$35,544	$24,369
Restricted cash and investments	13,986	11,707
Short-term investments, at fair value	126,174	170,834
Accounts receivable, net of allowances of $402 and $255 at September 30, 2012 and March 31, 2012, respectively	27,696	25,439
Unbilled costs and fees	2,840	3,206
Inventories, net	47,329	48,179
Prepaid expenses and other current assets	9,243	10,386
Deferred income taxes	3,329	3,329
Total current assets	266,141	297,449
Building, equipment and leasehold improvements, net	17,471	17,998
Restricted cash and investments	3,252	4,183
Deferred income taxes	5,174	5,174
Other assets, net	591	61
Total assets	$292,629	$324,865

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,564	$7,461
Accrued salaries and benefits	7,775	11,722
Accrued warranty costs	375	358
Accrued income taxes	991	—
Deferred revenue	11,257	16,731
Customer deposits	21,340	15,031
Current portion of lease financing liability	1,426	1,351
Other current liabilities	8,690	5,989
Total current liabilities	58,418	58,643
Lease financing liability, net of current portion	3,661	4,403
Deferred revenue	4,453	2,913
Other long-term liabilities	96	100
Total liabilities	66,628	66,059

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized 8,300,876 and 8,942,793; shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	5,534	5,961
Capital in excess of par value	61,609	95,971
Accumulated other comprehensive income, net	20	16
Retained earnings	158,838	156,858
Total stockholders’ equity	226,001	258,806
Total liabilities and stockholders’ equity	$292,629	$324,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales and contract revenues:
Net product sales and contract revenues	$25,084	$32,375	$50,793	$61,424
Net service revenues	21,169	22,403	42,804	44,457
Total net sales and contract revenues	46,253	54,778	93,597	105,881

Cost of sales and contracts:
Cost of product sales and contracts	15,493	17,309	30,617	32,530
Cost of service revenues	9,763	12,348	20,510	24,328
Total cost of sales and contracts	25,256	29,657	51,127	56,858
Gross profit	20,997	25,121	42,470	49,023

Expenses:
Selling, general and administrative expenses	4,895	8,379	12,893	17,637
Research and development costs	6,505	6,537	13,620	12,614
Total operating expenses	11,400	14,916	26,513	30,251
Operating income	9,597	10,205	15,957	18,772

Other income (expense):
Interest and investment income	175	143	382	309
Interest expense	(19)	(23)	(39)	(48)
Other, net	(58)	55	(238)	(27)
Total other income	98	175	105	234

Income before provision for income taxes	9,695	10,380	16,062	19,006
Provision for income taxes	3,296	3,529	5,461	6,462
Net income	$6,399	$6,851	$10,601	$12,544

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities (net of tax)	40	(30)	4	(50)
Comprehensive income	$6,439	$6,821	$10,605	$12,494

Income per share - Basic	$0.77	$0.75	$1.23	$1.37
Income per share - Diluted	$0.76	$0.74	$1.22	$1.35
Weighted average shares — Basic	8,364	9,148	8,609	9,170
Weighted average shares — Diluted	8,418	9,232	8,662	9,285
Dividends declared per share	$0.50	$0.30	$1.00	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
(In thousands)	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$10,601	$12,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,535	2,924
Provisions for contracts, inventory and accounts receivable reserves	1,223	1,264
Amortization of bond premium	1,486	1,212
Deferred income taxes	—	1,170
Other	(1)	(24)
Stock compensation (credit) expense	(104)	1,204
Changes in assets and liabilities:
Accounts receivable	(2,404)	3,059
Unbilled costs and fees	366	6,800
Inventories	(226)	(2,050)
Prepaid expenses and other assets	613	(2,845)
Accounts payable	(897)	(1,580)
Accrued income taxes	991	(1,517)
Customer deposits	6,309	9,264
Deferred revenue	(3,934)	2,425
Accrued expenses and other liabilities	(1,233)	(8,435)
Net cash provided by operating activities	15,325	25,415

Cash flows from investing activities:
Purchases of short-term investments	(53,362)	(148,921)
Proceeds from sales and maturities of short-term investments	96,540	95,518
Purchases of property and equipment, net	(2,007)	(2,980)
Net cash provided by (used for) investing activities	41,171	(56,383)

Cash flows from financing activities:
(Increase) decrease in restricted cash and investments	(1,348)	14,939
Proceeds from exercise of stock options	282	2,835
Repurchase of shares of common stock	(34,967)	(15,923)
Repayment of leasehold financing liability	(667)	(659)
Payment of common stock dividend	(8,621)	(5,505)
Change in income taxes paid due to the tax benefit from employee stock option expense	—	131
Net cash used for financing activities	(45,321)	(4,182)

Net increase (decrease) in cash and cash equivalents	11,175	(35,150)
Cash and cash equivalents at beginning of period	24,369	60,144
Cash and cash equivalents at end of period	$35,544	$24,994

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, or fiscal 2012, as filed with the Securities and Exchange Commission on June 8, 2012.

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

Occasionally, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the product has been segregated from the Company’s inventories and cannot be used to fill other orders received.  There was no product being held under such arrangements at September 30, 2012 or March 31, 2012.

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2012.  There have been no changes to our critical accounting policies during the three and six months ended September 30, 2012.

Stock Repurchase Program

In May 2012, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market.  On August 2, 2012, the Board of Directors announced the approval of an additional Stock Repurchase Program which authorizes the Company to repurchase up to $35 million of additional shares of its common stock from time to time on the open market or in privately negotiated transactions.

During the three months ended September 30, 2012, a total of 267,327 shares were repurchased and retired at an average price of $57.57 per share.  During the six months ended September 30, 2012, a total of 651,327 shares were repurchased and retired at an average price of $53.74 per share.  As of September 30, 2012, the Stock Repurchase program authorized in May 2012 was completed and the maximum dollar value of shares that may still be purchased under the August 2012 program was $35,000,000.

Dividends

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Dividends declared	$0.50	$0.30	$1.00	$0.60
Dividends paid	$0.50	$0.30	$1.00	$0.60

On November 5, 2012, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on December 3, 2012 to all shareholders of record at the close of business on November 19, 2012.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based awards made to its employees and Board of Directors in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718, Compensation—Stock Compensation, which requires the measurement and recognition of all compensation costs for stock-based awards made to employees and the Board of Directors based upon fair value over the requisite service period for awards expected to vest.

The Company recognized $(362,000) and $597,000 of stock-based compensation costs (credits) in the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 2012 and September 30, 2011, respectively. The Company recognized $(104,000) and $1,204,000 of stock-based compensation costs (credits) in the condensed consolidated statements of operations and comprehensive income for the six months ended September 30, 2012 and September 30, 2011, respectively. The credits for the three and six months ended September 30, 2012 include a reversal of certain incentive compensation plan costs previously accrued for, which have been terminated as a result of the announced retirement of our Chief Executive Officer in September of 2012.  The income tax (expense) benefit recognized related to the compensation costs (credits) for the six months ended September 30, 2012 and September 30, 2011 was approximately $(123,000) and $202,000, respectively.  The income tax (expense) benefit recognized related to the compensation costs (credits) for the six months ended September 30, 2012 and September 30, 2011 was approximately $(35,000) and $409,000, respectively.

The following table summarizes stock-based compensation costs (credits) included in the Company’s consolidated statement of operations:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of revenues	$86	$117	$144	$223
Selling, general and administrative	(448)	480	(248)	981
Total share-based compensation expense (credits) before tax	$(362)	$597	$(104)	$1,204

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for non-employee directors, officers, and employees. The Company had the following stock option and other compensation plans outstanding as of September 30, 2012: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares authorized under these plans. As of September 30, 2012, 284,000 shares remain available for future issuance under these plans.  Vesting periods for awards granted under such plans are at the discretion of the Compensation Committee of the Board of Directors, or their designee, and typically range between one and three years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the six months ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2012	376,331	$55.10	4.59
Grants	—	—
Exercises	(8,071)	34.91		$171,000
Cancellations	(10,316)	65.86
Options outstanding at September 30, 2012	357,944	$55.24	4.24	$4,307,000
Options exercisable at September 30, 2012	355,329	$55.20	4.26

Information related to the stock options outstanding as of September 30, 2012 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price ($)
$8.00 - $20.00	20,592	1.26	$13.53	20,592	$13.53
$20.01 - $30.00	19,550	1.92	28.50	19,550	28.50
$30.01 - $40.00	17,629	2.17	39.06	17,629	39.06
$40.01 - $50.00	39,600	3.05	44.77	39,600	44.77
$50.01 - $60.00	76,095	2.78	53.22	76,095	53.22
$60.01 - $70.00	128,297	4.99	64.08	125,682	64.13
$70.01 - $75.82	56,181	7.92	74.87	56,181	74.87
$8.00 - $75.82	357,944	4.25	$55.24	355,329	$55.20

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

There were no options granted in the three or six month periods ended September 30, 2012 or September 30, 2011.

As of September 30, 2012, there was approximately $4,000 of unrecognized compensation costs related to options granted. This cost is expected to be recognized over a weighted average period of 1.2 years.  Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 30, 2012 there was $1,426,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average period of less than one year.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the six months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2012	40,599	$68.63
Granted	18,000	60.57
Vested	(10,249)	72.18
Forfeited	(13,411)	63.93
Outstanding at September 30, 2012	34,939	$65.24

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

The components of inventories at September 30, 2012 and March 31, 2012 were as follows:

(In thousands)	September 30, 2012	March 31, 2012
Raw materials, completed sub-assemblies, and spare parts	$22,818	$23,689
Work-in-process	20,551	16,705
Finished goods	3,960	7,785
Total	$47,329	$48,179

4.  INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended September 30, 2012 and September 30, 2011, common stock equivalents of 191,000 and 61,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the six months ended September 30, 2012 and September 30, 2011, common stock equivalents of 190,000 and 57,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income Per Share
Basic:
Net income	$6,399	$6,851	$10,601	$12,544
Weighted average number of common shares outstanding — basic	8,364	9,148	8,609	9,170
Net income per share — basic	$0.77	$0.75	$1.23	$1.37

Diluted:
Net income	$6,399	$6,851	$10,601	$12,544
Weighted average number of common shares outstanding	8,364	9,148	8,609	9,170
Assumed exercise of stock options and restricted stock units, using the treasury stock method	54	84	53	115
Weighted average number of common and potential common shares outstanding — diluted	8,418	9,232	8,662	9,285
Net income per share — diluted	$0.76	$0.74	$1.22	$1.35

5.  LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations; the probability of which management believes is low.  As of September 30, 2012, the Company had outstanding $32,405,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 66% of the outstanding letters of credit, resulting in a restricted cash balance of $17,238,000 at September 30, 2012 of which $3,252,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2012 and March 31, 2012:

(In thousands)	September 30, 2012	March 31, 2012
Level 1 — Financial Assets
U.S. Treasury bills	$—	$20,018
Level 2 — Financial Assets
Corporate debentures/bonds	81,812	78,169
Commercial paper	38,648	40,334
Government agency bonds	—	26,582
Certificates of deposit	5,714	5,731
Money market funds	18,658	13,698
Total Level 2 Financial Assets	144,832	164,514
Total cash equivalents and short-term investments	$144,832	$184,532

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of September 30, 2012, all of the Company’s available-for-sale securities had contractual maturities of twelve months or less. The Company had no material realized gains or losses on its available-for-sale securities for the six months ended September 30, 2012 and September 30, 2011, respectively. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income, as disclosed in the condensed consolidated statements of operations and comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Short-term investments:
Corporate debentures/bonds	$81,785	$29	$(2)	$81,812
Commercial paper	38,646	2	—	38,648
Certificates of deposit	5,714	—	—	5,714
Total short-term investments	$126,145	$31	$(2)	$126,174
Cash equivalents:
Money market funds	$18,658	$—	$—	$18,658

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012:
Short-term investments:
Corporate debentures/bonds	$78,176	$21	$(28)	$78,169
Commercial paper	40,331	3	—	40,334
Government agency bonds	26,573	9	—	26,582
Treasury bills	20,000	18	—	20,018
Certificates of deposit	5,729	2	—	5,731
Total short-term investments	$170,809	$53	$(28)	$170,834
Cash equivalents:
Money market funds	$13,698	$—	$—	$13,698

7.  INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes and recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company evaluates the need for a valuation allowance against its net deferred tax assets at period end based upon its three year cumulative income and its projections of future income, and records a valuation allowance against any net deferred tax assets if it is more likely than not that they will not be realized.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2009 through 2011 and for various state taxing authorities for the years ending March 31, 2006 through 2011.  The Company believes that there were no material uncertain tax positions that required a reserve as of September 30, 2012.

8.  GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three and six months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Warranty accrual - beginning of period	$357	$1,114	$358	$1,225
Accruals for warranties issued during the period	154	218	277	525
Adjustment of preexisting accrual estimates	46	(25)	142	(13)
Warranty costs incurred during the period	(182)	(443)	(402)	(873)
Warranty accrual — end of period	$375	$864	$375	$864

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

10.       COMMITMENTS AND CONTINGENCIES

Deferred Revenue

The Company offers extended warranty and service contracts to its customers. These contracts typically cover a period of one to five years, and include advance payments that are recorded as deferred revenue. Revenue is recognized as services are performed over the life of the contract, which represents the period over which these revenues are earned. Costs associated with these extended warranty and service contracts are expensed to cost of goods sold as incurred.

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

Net sales and contract revenues for the second quarter of fiscal year ending March 31, 2013, or fiscal 2013, decreased to $46,253,000 compared to revenues of $54,778,000 for the second quarter of fiscal 2012. We reported operating income of $9,597,000 for the second quarter of fiscal 2013 compared to $10,205,000 for the second quarter of fiscal 2012.  Net income for the second quarter of fiscal 2013 was $6,399,000 ($0.76 per share, on a diluted basis) compared to net income of $6,851,000 ($0.74 per share, on a diluted basis) for the second quarter of fiscal 2012. These results represent a 16% decrease in revenues and a 7% decrease in net income when compared to results for the second quarter of fiscal 2012.  Earnings per share increased by $0.02 compared to results for the second quarter of the fiscal 2012 due to a reduction in the shares outstanding resulting from the stock repurchase program.

Net sales and contract revenues for the first six months of fiscal year ending March 31, 2013, or fiscal 2013, decreased to $93,597,000 compared to revenues of $105,881,000 for the first six months of fiscal 2012. We reported operating income of $15,957,000 for the first six months of fiscal 2013 compared to $18,772,000 for the first six months of fiscal 2012.  Net income for the first six months of fiscal 2013 was $10,601,000 ($1.22 per share, on a diluted basis) compared to net income of $12,544,000 ($1.35 per share, on a diluted basis) for the first six months of fiscal 2012. These results represent a 12% decrease in revenues, a 15% decrease in net income, and a $0.13 decrease in earnings per share when compared to results for first six months of fiscal 2012.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2012 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 8, 2012.  There have been no changes to our critical accounting policies during the three and six months ended September 30, 2012.

Results of Operations

Unless otherwise indicated, discussion of results for the three- and six-month periods ended September 30, 2012, is based on a comparison with the corresponding period of 2011

Net revenues for the second quarter of fiscal 2013 decreased by $8,525,000 to $46,253,000 compared to the revenues of $54,778,000 for the corresponding prior period.  This decrease is attributable primarily to a decrease of $7,291,000 in product sales and contract revenues from the prior period.  This decrease was due primarily to a decrease of $8,033,000 in Z Backscatter system revenues attributable to a lower volume of systems delivered as well as a 21% reduction in the average sales price from the prior period due to the mix of options sold with these systems compared to the prior year.  In addition there was a decrease of $1,113,000 in Parcel and Personnel Inspection system revenues due to one multi-unit order fulfilled in the second quarter of fiscal 2012 which was not repeated in the current year.  These decreases were offset in part by an increase of $2,371,000 in Cargo Inspection system revenues as compared to the corresponding prior year period due to an increase in the number of systems accepted in the period as compared to the prior period.  Contract research and development and aftermarket parts revenues remained relatively flat as compared to the prior period.  Service revenues decreased by $1,234,000 to $21,169,000 compared to the second quarter of fiscal 2012 due primarily to a decrease in fixed price service contract revenue from the prior year.

Net revenues for the first six months of fiscal 2013 decreased by $12,284,000 to $93,597,000 compared to the revenues of $105,881,000 for the corresponding prior period.  This decrease is attributable primarily to a decrease of $10,631,000 in product sales and contract revenues from the prior period.  This decrease was due primarily to a decrease of $12,796,000 in Parcel and Personnel Inspection system revenues.  In the first six months of fiscal 2012, the Company fulfilled one large multi-unit Parcel and Personnel Inspection system order which was not repeated in fiscal 2013.  In addition, Z Backscatter system revenues decreased $7,753,000 from the prior year due primarily to a lower volume of systems delivered. The average price per system of the Z Backscatter systems remained relatively flat on a year to date basis. This decrease was offset by an increase of $10,243,000 in Cargo Inspection system revenues as compared to the corresponding prior year period due to an increase in the number of systems accepted in the period as compared to the prior period.  Contract research and development and aftermarket parts revenues remained relatively flat as compared to the prior period.  Service revenues decreased by $1,653,000 to $42,804,000 compared to the prior period due primarily to a decrease in fixed price service contract revenue from the prior year.

Total cost of sales and contracts for the second quarter of fiscal 2013 decreased by $4,401,000 to $25,256,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $1,816,000 to $15,493,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 62% of revenues versus 53% of revenues for the corresponding period in the prior year.  The resultant decrease in gross margin percentage from the prior year is due primarily to $1.1 million of accruals for product maintenance costs in the quarter, $0.6 million in write-downs of equipment held in inventory to a lower of cost or net realizable value and increased costs on one multi-unit order delivered in a new market.  The cost of service revenues for the quarter ended September 30, 2012 decreased by $2,585,000 to $9,763,000 as compared to the corresponding period a year ago.  Cost of service revenues decreased to 46% of revenues from 55% of revenues in the corresponding period due primarily to a reduction in third party services required to support systems under contract during the period.

Total cost of sales and contracts for the first six months of fiscal 2013 decreased by $5,731,000 to $51,127,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $1,913,000 to $30,617,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 60% of revenues versus 53% of revenues for the corresponding period in the prior year.  The resultant decrease in gross margin percentage from the prior year is due primarily to $1.1 million of accruals for product maintenance costs, $0.8 million in loss accruals provided for during the year on certain long-term contracts, and $0.6 million expensed for the write-down of certain equipment held in inventory to a lower of cost or net realizable value.  The cost of service revenues for the quarter ended September 30, 2012 decreased by $3,818,000 to $20,510,000 as compared to the corresponding period a year ago.  Cost of service revenues decreased to 48% of revenues from 55% of revenues in the corresponding period due primarily to a reduction in third party services required to support systems under contract during the period.

Selling, general and administrative expenses for the second quarter of fiscal 2013 decreased by $3,484,000 to $4,895,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 11% of revenues in the current period compared to 15% for the corresponding period in the prior year.  The decrease in selling, general and administrative expenses from the prior period was primarily the result of a decrease in incentive compensation expense of

$3,019,000 related to the reversal of certain long term incentive accruals for the President and Chief Executive Officer who announced his retirement during the quarter as well as a reduction in the number of senior executives receiving long-term incentive compensation benefits as compared to the prior year.  In addition, there was a decrease in payroll and payroll-related costs of $195,000 attributable to decreased headcount.

Selling, general and administrative expenses for the first six months of fiscal 2013 decreased by $4,744,000 to $12,893,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 14% of revenues in the current period compared to 17% for the corresponding period in the prior year.  The decrease in selling, general and administrative expenses from the prior period was the result of a decrease in incentive compensation expense of $3,571,000 related primarily to the reversal of certain long term incentive accruals for the President and Chief Executive Officer who announced his retirement during the quarter as well as a reduction in the number of senior executives receiving long-term incentive compensation benefits as compared to the prior year.  In addition, there was a decrease in payroll and payroll-related costs of $254,000 attributable to decreased headcount and a decrease of $300,000 in travel related expenses.

Company funded research and development expenses for the second quarter of fiscal 2013 decreased by $32,000 to $6,505,000 as compared to the corresponding period a year ago.  Research and development expenses represented 14% of revenues in the current quarter compared to 12% for the corresponding period in the prior year.  Research and development activities performed in the quarter focused on the development of new products, product options and product enhancements.

Company funded research and development expenses for the first six months of fiscal 2013 increased by $1,006,000 to $13,620,000 as compared to the corresponding period a year ago.  Research and development expenses represented 15% of revenues in the current period compared to 12% for the corresponding period in the prior year. Research and development expenses increased as compared to the prior period due to an increase in labor resources focused on research and development programs and an increase in subcontracted engineering services during the period which related primarily to one current research and development program.  Research and development activities performed in the period focused on the development of new products, product options and product enhancements.

Other income (expense) was $98,000 of income for the second quarter of fiscal 2013 as compared to $175,000 of income for the corresponding period a year ago.

Other income (expense) was $105,000 of income for the first six months of fiscal 2013 as compared to $234,000 of income for the corresponding period a year ago.

We reported pre-tax income of $9,695,000 in the second quarter of fiscal 2013 as compared to pre-tax income of $10,380,000 in the corresponding period due to the factors described above.

We reported pre-tax income of $16,062,000 in the first six months of fiscal 2013 as compared to pre-tax income of $19,006,000 in the corresponding period due to the factors described above.

Our effective tax rate remained constant at 34% for both the three and six months ended September 30, 2012 and for the corresponding period a year ago.

We had net income of $6,399,000 for the second quarter of fiscal 2013 as compared to net income of $6,851,000 in the second quarter of fiscal 2012.  We had net income of $10,601,000 for the first six months of fiscal 2013 as compared to net income of $12,544,000 in the second quarter of fiscal 2012. The significant factors contributing to these results are noted in the above sections.

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

Summary of Cash Activities

Cash and cash equivalents increased by $11,175,000 to $35,544,000 at September 30, 2012 compared to $24,369,000 at March 31, 2012. This increase is attributable primarily to:

1)             net income of $10,601,000 for the period adjusted for $5,139,000 in non-cash expenditures which included depreciation expense, stock based compensation, amortization of bond premiums, contract losses and inventory and accounts receivable reserves;

2)             net proceeds from sales and maturities of short-term investments of $43,178,000; and

3)             an increase of $6,309,000 in customer deposits during the period due to the timing of milestone payments on certain fixed price contracts.

Offsetting these inflows were cash outflows including:

1)             the repurchase of 651,327 shares of the Company’s common stock for $34,967,000 during the period;

2)             the payment of $8,621,000 in common stock dividends during the year as part of our quarterly dividend program;

3)             a decrease in deferred revenue of $3,934,000 due to the timing of invoicing on certain service agreements;

4)             a net increase of $1,348,000 in restricted cash and investments due to an increase in the amount of outstanding letters of credit; and

5)             net capital expenditures of $2,007,000 during the period attributable primarily to software and equipment purchases, and leasehold improvements made during the period.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.  As of September 30, 2012, we had outstanding $32,405,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 66% of the outstanding letters of credit, resulting in a restricted cash balance of $17,238,000 at September 30, 2012 of which $3,252,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases during the quarter ended September 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Quarter ended September 30, 2012	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 – July 31	172,100	$56.74	172,100	$5,625,000
August 1 – August 31 (1)	95,227	59.06	95,227	35,000,000
September 1 – September 30	—	—	—	35,000,000
Total	267,327	$57.57	267,327

(1)                                 On August 2, 2012, the Board of Directors announced the approval of a new Stock Repurchase Program which authorized the Company to purchase up to $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.  This Stock Repurchase Program has no specified expiration date.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: November 7, 2012	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

10.1	Form of Short Term Incentive Bonus Plan Document for fiscal year 2013

10.2	Amendment to Employment Agreement between the Company and Anthony Fabiano dated September 17, 2012

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at September 30, 2012 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.