Form 10-Q
period 2012-12-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2013-02-11
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of February 5, 2013 was 8,155,635.

Part I — Financial Information
Item 1 — Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets — December 31, 2012 and March 31, 2012	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income — For the three and nine months ended December 31, 2012 and December 31, 2011	4
Unaudited Condensed Consolidated Statements of Cash Flows — For the nine months ended December 31, 2012 and December 31, 2011	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 — Quantitative and Qualitative Disclosure About Market Risk	15
Item 4 — Controls and Procedures	15
Part II — Other Information
Item 1A—Risk Factors	15
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6 —Exhibits	16
Signatures	17

Z Backscatter™, ZBV®, MobileSearch®, Shaped Energy®, AS&E®, Gemini®, Omniview™, Sentry®, SmartCheck®, Z Portal®  and all AS&E product names and AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	December 31, 2012	March 31, 2012
Assets
Current assets:
Cash and cash equivalents	$34,149	$24,369
Restricted cash and investments	16,183	11,707
Short-term investments, at fair value	117,865	170,834
Accounts receivable, net of allowances of $448 and $255 at December 31, 2012 and March 31, 2012, respectively	40,152	25,439
Unbilled costs and fees	4,065	3,206
Inventories, net	44,417	48,179
Prepaid expenses and other current assets	8,677	10,386
Deferred income taxes	1,962	3,329
Total current assets	267,470	297,449
Building, equipment and leasehold improvements, net	16,736	17,998
Restricted cash and investments	1,091	4,183
Deferred income taxes	6,389	5,174
Other assets, net	1,086	61
Total assets	$292,772	$324,865

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,569	$7,461
Accrued salaries and benefits	8,110	11,722
Accrued warranty costs	408	358
Accrued income taxes	879	—
Deferred revenue	15,296	16,731
Customer deposits	24,611	15,031
Current portion of lease financing liability	1,463	1,351
Other current liabilities	9,166	5,989
Total current liabilities	66,502	58,643
Lease financing liability, net of current portion	3,288	4,403
Deferred revenue	4,429	2,913
Other long-term liabilities	189	100
Total liabilities	74,408	66,059

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized 8,152,136 and 8,942,793; shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	5,434	5,961
Capital in excess of par value	52,145	95,971
Accumulated other comprehensive income (loss), net	(7)	16
Retained earnings	160,792	156,858
Total stockholders’ equity	218,364	258,806
Total liabilities and stockholders’ equity	$292,772	$324,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net sales and contract revenues:
Net product sales and contract revenues	$27,383	$34,997	$78,176	$96,421
Net service revenues	23,420	22,910	66,224	67,367
Total net sales and contract revenues	50,803	57,907	144,400	163,788

Cost of sales and contracts:
Cost of product sales and contracts	19,414	20,530	50,031	53,060
Cost of service revenues	8,689	10,932	29,199	35,260
Total cost of sales and contracts	28,103	31,462	79,230	88,320
Gross profit	22,700	26,445	65,170	75,468

Expenses:
Selling, general and administrative expenses	8,280	9,091	21,173	26,728
Research and development costs	5,242	6,113	18,862	18,727
Total operating expenses	13,522	15,204	40,035	45,455
Operating income	9,178	11,241	25,135	30,013

Other income (expense):
Interest and investment income	131	158	513	467
Interest expense	(10)	(22)	(49)	(70)
Other, net	(67)	40	(305)	13
Total other income	54	176	159	410

Income before provision for income taxes	9,232	11,417	25,294	30,423
Provision for income taxes	3,139	3,882	8,600	10,344
Net income	$6,093	$7,535	$16,694	$20,079

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities (net of tax)	(27)	36	(23)	(14)
Comprehensive income	$6,066	$7,571	$16,671	$20,065

Income per share - Basic	$0.74	$0.84	$1.97	$2.21
Income per share - Diluted	$0.73	$0.84	$1.95	$2.18
Weighted average shares — Basic	8,247	8,924	8,488	9,088
Weighted average shares — Diluted	8,307	9,009	8,542	9,193
Dividends declared per share	$0.50	$0.50	$1.50	$1.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
(In thousands)	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$16,694	$20,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,821	4,293
Provisions for contracts, inventory and accounts receivable reserves	3,503	2,746
Amortization of bond premium	2,151	1,895
Deferred income taxes	152	1,559
Other	(59)	(24)
Stock compensation (credit) expense	(85)	1,459
Changes in assets and liabilities:
Accounts receivable	(14,907)	10,117
Unbilled costs and fees	(859)	13,497
Inventories	453	(1,663)
Prepaid expenses and other assets	684	(2,212)
Accounts payable	(892)	(803)
Accrued income taxes	879	(52)
Customer deposits	9,580	8,208
Deferred revenue	81	(1,922)
Accrued expenses and other liabilities	(296)	(5,687)
Net cash provided by operating activities	20,900	51,490

Cash flows from investing activities:
Purchases of short-term investments	(99,719)	(217,785)
Proceeds from sales and maturities of short-term investments	150,514	151,937
Purchases of property and equipment, net	(2,500)	(3,751)
Net cash provided by (used for) investing activities	48,295	(69,599)

Cash flows from financing activities:
(Increase) decrease in restricted cash and investments	(1,384)	15,830
Proceeds from exercise of stock options	1,079	2,835
Repurchase of shares of common stock	(45,347)	(20,050)
Repayment of leasehold financing liability	(1,003)	(990)
Payment of common stock dividend	(12,760)	(9,964)
Change in income taxes paid due to the tax benefit from employee stock option expense	—	(201)
Net cash used for financing activities	(59,415)	(12,540)

Net increase (decrease) in cash and cash equivalents	9,780	(30,649)
Cash and cash equivalents at beginning of period	24,369	60,144
Cash and cash equivalents at end of period	$34,149	$29,495

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

Occasionally, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the product has been segregated from the Company’s inventories and cannot be used to fill other orders received.  There was no product being held under such arrangements at December 31, 2012 or March 31, 2012.

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2012.  There have been no changes to our critical accounting policies during the three and nine months ended December 31, 2012.

Stock Repurchase Program

In May 2012, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market.  This repurchase program was completed in August of 2012.  On August 2, 2012, the Board of Directors announced the approval of an additional Stock Repurchase Program which authorizes the Company to repurchase up to $35.0 million of additional shares of its common stock from time to time on the open market or in privately negotiated transactions.

During the three months ended December 31, 2012, a total of 165,246 shares were repurchased and retired at an average price of $62.81 per share.  During the nine months ended December 31, 2012, a total of 816,573 shares were repurchased and retired at an average price of $55.53 per share.  As of December 31, 2012, the Stock Repurchase program authorized in May 2012 was completed and the maximum dollar value of shares that may still be purchased under the August 2012 stock repurchase program was $24,612,000.

Dividends

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Dividends declared	$0.50	$0.50	$1.50	$1.10
Dividends paid	$0.50	$0.50	$1.50	$1.10

On February 11, 2013, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on March 4, 2013 to all shareholders of record at the close of business on February 18, 2013.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

The Company recognized $19,000 and $255,000 of stock-based compensation costs in the condensed consolidated statements of operations and comprehensive income for the three months ended December 31, 2012 and December 31, 2011, respectively. The Company recognized $(85,000) and $1,459,000 of stock-based compensation costs (credits) in the condensed consolidated statements of operations and comprehensive income for the nine months ended December 31, 2012 and December 31, 2011, respectively. The credits for nine months ended December 31, 2012 include a reversal of certain incentive compensation plan costs previously accrued for, primarily due to the announced retirement of our President and Chief Executive Officer in September 2012, as reported on our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 20, 2012.  The income tax expense recognized related to the compensation costs for the three months ended December 31, 2012 and December 31, 2011 was approximately $6,000 and $87,000, respectively.  The income tax expense (benefit) recognized related to the compensation costs (credits) for the nine months ended December 31, 2012 and December 31, 2011 was approximately $(29,000) and $496,000, respectively.

The following table summarizes stock-based compensation costs (credits) included in the Company’s consolidated statement of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Cost of revenues	$(26)	$108	$118	$331
Selling, general and administrative	45	147	(203)	1,128
Total stock-based compensation expense (credits) before tax	$19	$255	$(85)	$1,459

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for non-employee directors, officers, and employees. The Company had the following stock option and other compensation plans outstanding as of December 31, 2012: the 1995 Combination Plan, the 1997 Non-Qualified Option Plan, the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,980,000 shares collectively authorized under these plans. As of December 31, 2012, 284,000 shares collectively remain available for future issuance under these plans.  Vesting periods for awards granted under such plans are at the discretion of the Compensation Committee of the Board of Directors, or their designee, and typically range between one and three years. Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the nine months ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2012	376,331	$55.10	4.59
Grants	—	—
Exercises	(24,147)	44.70		$408,000
Cancellations	(10,316)	65.86
Options outstanding at December 31, 2012	341,868	$55.51	4.39
Options exercisable at December 31, 2012	339,253	$55.46	4.37

Information related to the stock options outstanding as of December 31, 2012 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$ 8.00 - $20.00	20,592	1.06	$13.53	20,592	$13.53
$20.01 - $30.00	17,300	1.71	28.50	17,300	28.50
$30.01 - $40.00	17,629	1.92	39.06	17,629	39.06
$40.01 - $50.00	38,800	2.81	44.73	38,800	44.73
$50.01 - $60.00	63,069	3.30	53.18	63,069	53.18
$60.01 - $70.00	128,297	5.21	64.08	125,682	64.13
$70.01 - $75.82	56,181	7.66	74.87	56,181	74.87
$ 8.00 - $75.82	341,868	4.39	$55.51	339,253	$55.46

The Company deems the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of stock-based awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock-based award; (2) the expected future stock volatility over the expected term; (3) a risk-free interest rate; and (4) the expected dividend yield. The expected term represents the expected period of time that the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The expected dividend yield is based on the assumption that the Company would continue paying dividends on its common stock at the same rate for the foreseeable future.

There were no options granted in the three or nine month periods ended December 31, 2012 or December 31, 2011.

As of December 31, 2012, there was no remaining unrecognized compensation costs related to options granted. Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 31, 2012 there was $1,090,000 of total unrecognized compensation costs related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. These costs are expected to be recognized over a weighted average period of one year.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the nine months ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2012	40,599	$68.63
Granted	18,000	60.57
Vested	(14,039)	69.49
Forfeited	(13,411)	63.93
Outstanding at December 31, 2012	31,149	$65.60

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

The components of inventories at December 31, 2012 and March 31, 2012 were as follows:

(In thousands)	December 31, 2012	March 31, 2012
Raw materials, completed sub-assemblies, and spare parts	$20,633	$23,689
Work-in-process	18,373	16,705
Finished goods	5,411	7,785
Total	$44,417	$48,179

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended December 31, 2012 and December 31, 2011, common stock equivalents of 108,000 and 60,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the nine months ended December 31, 2012 and December 31, 2011, common stock equivalents of 197,000 and 60,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
(In thousands except per share amounts)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Income Per Share
Basic:
Net income	$6,093	$7,535	$16,694	$20,079
Weighted average number of common shares outstanding — basic	8,247	8,924	8,488	9,088
Net income per share — basic	$0.74	$0.84	$1.97	$2.21

Diluted:
Net income	$6,093	$7,535	$16,694	$20,079
Weighted average number of common shares outstanding	8,247	8,924	8,488	9,088
Assumed exercise of stock options and restricted stock units, using the treasury stock method	60	85	54	105
Weighted average number of common and potential common shares outstanding — diluted	8,307	9,009	8,542	9,193
Net income per share — diluted	$0.73	$0.84	$1.95	$2.18

5.   LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations; the probability of which management believes is low.  As of December 31, 2012, the Company had outstanding $32,466,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 67% of the outstanding letters of credit, resulting in a restricted cash balance of $17,273,000 at December 31, 2012 of which $1,091,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

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

The following table presents the financial assets and liabilities that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2012 and March 31, 2012:

(In thousands)	December 31, 2012	March 31, 2012
Level 1 — Financial Assets
U.S. Treasury bills	$—	$20,018
Level 2 — Financial Assets
Corporate debentures/bonds	80,508	78,169
Commercial paper	37,663	40,334
Government agency bonds	—	26,582
Certificates of deposit	1,707	5,731
Money market funds	15,222	13,698
Total Level 2 Financial Assets	135,100	164,514
Total cash equivalents and short-term investments	$135,100	$184,532

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of December 31, 2012, all of the Company’s available-for-sale securities had contractual maturities of fifteen months or less. The Company had no material realized gains or losses on its available-for-sale securities for the nine months ended December 31, 2012 and December 31, 2011, respectively. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income, as disclosed in the condensed consolidated statements of operations and comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Short-term investments:
Corporate debentures/bonds	$78,495	$9	$(9)	$78,495
Commercial paper	37,662	1	—	37,663
Certificates of deposit	1,706	1	—	1,707
Total short-term investments	$117,863	$11	$(9)	$117,865
Cash equivalents:
Money market funds	$15,222	—	—	$15,222
Corporate debentures/bonds	2,013	—	—	2,013
Total cash equivalents	$17,235	$—	$—	$17,235

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012:
Short-term investments:
Corporate debentures/bonds	$78,176	$21	$(28)	$78,169
Commercial paper	40,331	3	—	40,334
Government agency bonds	26,573	9	—	26,582
Treasury bills	20,000	18	—	20,018
Certificates of deposit	5,729	2	—	5,731
Total short-term investments	$170,809	$53	$(28)	$170,834
Cash equivalents:
Money market funds	$13,698	$—	$—	$13,698

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2009 through 2012 and for various state taxing authorities for the years ending March 31, 2006 through 2012.  The Company believes that there were no material uncertain tax positions that required a reserve as of December 31, 2012.

8.   GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three and nine months ended December 31, 2012 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Warranty accrual — beginning of period	$375	$864	$358	$1,225
Accruals for warranties issued during the period	160	71	436	596
Adjustment of preexisting accrual estimates	6	(92)	148	(105)
Warranty costs incurred during the period	(133)	(271)	(534)	(1,144)
Warranty accrual — end of period	$408	$572	$408	$572

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

Net sales and contract revenues for the third quarter of fiscal year ending March 31, 2013, or fiscal 2013, decreased to $50,803,000 compared to revenues of $57,907,000 for the third quarter of fiscal 2012. We reported operating income of $9,178,000 for the third quarter of fiscal 2013 compared to $11,241,000 for the third quarter of fiscal 2012.  Net income for the third quarter of fiscal 2013 was $6,093,000 ($0.73 per share, on a diluted basis) compared to net income of $7,535,000 ($0.84 per share, on a diluted basis) for the third quarter of fiscal 2012. These results represent a 12% decrease in revenues, a 19% decrease in net income, and a $0.11 decrease in earnings per share when compared to results for the third quarter of fiscal 2012.

Net sales and contract revenues for the first nine months of fiscal 2013decreased to $144,400,000 compared to revenues of $163,788,000 for the first nine months of fiscal 2012. We reported operating income of $25,135,000 for the first nine months of fiscal 2013 compared to $30,013,000 for the first nine months of fiscal 2012.  Net income for the first nine months of fiscal 2013 was $16,694,000 ($1.95 per share, on a diluted basis) compared to net income of $20,079,000 ($2.18 per share, on a diluted basis) for the first nine months of fiscal 2012. These results represent a 12% decrease in revenues, a 17% decrease in net income, and a $0.23 decrease in earnings per share when compared to results for first nine months of fiscal 2012.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2012 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 8, 2012.  There have been no changes to our critical accounting policies during the three and nine month periods ended December 31, 2012.

Results of Operations

In the third quarter of fiscal 2013, we changed how we refer to certain product groups in our external reports to conform to our internal reporting systems. The product group previously referred to externally as Z Backscatter Systems is now referred to externally as the Mobile Cargo product group, and the product group previously referred to externally as Contract Research and Development is now referred to externally as the Custom Products product group.

Net revenues for the third quarter of fiscal 2013 decreased by $7,104,000 to $50,803,000 compared to the revenues of $57,907,000 for the corresponding prior period.  This decrease is attributable primarily to a decrease of $7,614,000 in product sales and contract revenues from the prior period.  The product revenue decrease was due primarily to a decrease of $8,751,000 in Mobile Cargo revenues attributable to a lower volume of systems delivered as compared to the prior period, offset in part by a higher average selling price in the current period due to the mix of product models delivered in the period.  There was also a decrease of $1,456,000 in aftermarket parts revenues due to one large spare parts order fulfilled in the third quarter of fiscal 2012 which was not repeated in the corresponding quarter in fiscal 2013.  These decreases were offset in part by an increase of $4,362,000 in Cargo Inspection system revenues as compared to the corresponding prior year period due to an increase in the number of systems accepted in the period as compared to the prior period.  Custom Product and Parcel and Personnel Inspection system revenues remained relatively consistent as compared to the prior period.  Service revenues increased by $510,000 to $23,420,000 compared to the third quarter of fiscal 2012 due primarily to an increase in fixed price service contract revenue from the prior year.

Net revenues for the first nine months of fiscal 2013 decreased by $19,388,000 to $144,400,000 compared to the revenues of $163,788,000 for the corresponding prior period in fiscal 2012.  This decrease is attributable primarily to a decrease of $18,245,000 in product sales and contract revenues from the prior period.  The product revenue decrease was due primarily to a decrease of $16,504,000 in Mobile Cargo system revenues attributable to lower volume.  In addition, Parcel and Personnel Inspection system revenues decreased $13,516,000 from the prior year due primarily to a lower number of systems delivered as one large multi-unit order was delivered in the first quarter of fiscal 2012 These decreases were offset in part by an increase of $14,605,000 in Cargo Inspection system revenues as compared to the corresponding prior year period due to an increase in the number of systems accepted in the period as compared to the prior period.  Custom Products and aftermarket parts revenues remained relatively consistent as compared to the prior period.  Service revenues decreased by $1,143,000 to $66,224,000 compared to the prior period due primarily to a decrease in fixed price service contract revenue from the prior year.

Total cost of sales and contracts for the third quarter of fiscal 2013 decreased by $3,359,000 to $28,103,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $1,116,000 to $19,414,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 71% of revenues versus 59% of revenues for the corresponding period in the prior year.  The resultant decrease in gross margin percentage from the prior year is due primarily to $2.9 million in inventory reserves and accruals in the quarter related to the abandonment of one product development program.   The cost of service revenues for the quarter ended December 31, 2012 decreased by $2,243,000 to $8,689,000 as compared to the corresponding period a year ago.  Cost of service revenues decreased to 37% of revenues from 48% of revenues in the corresponding period due primarily to a reduction in third party services required to support certain systems under fixed price contracts during the period.

Total cost of sales and contracts for the first nine months of fiscal 2013 decreased by $9,090,000 to $79,230,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $3,029,000 to $50,031,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 64% of revenues versus 55% of revenues for the corresponding period in the prior year.  The resultant decrease in gross margin percentage from the prior year is due primarily to $2.9 million in inventory reserves and accruals in the period related to the abandonment of one product development program, $1.1 million of accruals for product maintenance costs, $0.8 million in loss accruals provided for during the year on certain long-term contracts, and $0.6 million expensed for the write-down of certain equipment held in inventory to a lower of cost or net realizable value.  The cost of service revenues for the nine month period ended December 31, 2012 decreased by $6,061,000 to $29,199,000 as compared to the corresponding period a year ago.  Cost of service revenues decreased to 44% of revenues from 52% of revenues in the corresponding period due primarily to a reduction in third party services required to support systems under contract during the period.

Selling, general and administrative expenses for the third quarter of fiscal 2013 decreased by $811,000 to $8,280,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 16% of revenues in both the current period and the corresponding period in the prior year.  The decrease in selling, general and administrative expenses from the prior period was primarily the result of a decrease in incentive compensation expense of $741,000 due primarily to a reduction of expense related to certain executive long-term incentive programs.  In addition, there was a decrease in payroll and payroll-related costs of $302,000 attributable to decreased headcount.  Offsetting these decreases in the quarter were increases in marketing related activities of $277,000 and in consulting fees of $535,000.

Selling, general and administrative expenses for the first nine months of fiscal 2013 decreased by $5,555,000 to $21,173,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 15% of revenues in the current period compared to 16% for the corresponding period in the prior year.  The decrease in selling, general and administrative expenses from the prior period was the result of a decrease in incentive compensation expense of $4,312,000 related primarily to the reversal of certain long term incentive accruals for the President and Chief Executive Officer who announced his retirement during the year as well as a reduction in the number of senior executives receiving long-term incentive compensation benefits as compared to the prior year.  In addition, there was a decrease in payroll and payroll-related costs of $753,000 attributable to decreased headcount and a decrease of $376,000 in travel related expenses.  Offsetting these decreases were increases in consulting fees during the year of $542,000.

Company funded research and development expenses for the third quarter of fiscal 2013 decreased by $871,000 to $5,242,000 as compared to the corresponding period a year ago.  Research and development expenses represented 10% of revenues in the current quarter compared to 11% for the corresponding period in the prior year.   Research and development activities performed in the quarter focused on the development of new products, product options and product enhancements.

Company funded research and development expenses for the first nine months of fiscal 2013 increased by $135,000 to $18,862,000 as compared to the corresponding period a year ago.  Research and development expenses represented 13% of revenues in the current period compared to 11% for the corresponding period in the prior year. Research and development expenses increased as compared to the prior period due to an increase in labor resources focused on research and development programs and an increase in subcontracted engineering services during the period which related primarily to one current research and development program.   Research and development activities performed in the period focused on the development of new products, product options and product enhancements.

Other income (expense) was $54,000 of income for the third quarter of fiscal 2013 as compared to $176,000 of income for the corresponding period a year ago.

Other income (expense) was $159,000 of income for the first nine months of fiscal 2013 as compared to $410,000 of income for the corresponding period a year ago.

We reported pre-tax income of $9,232,000 in the third quarter of fiscal 2013 as compared to pre-tax income of $11,417,000 in the corresponding period due to the factors described above.

We reported pre-tax income of $25,294,000 in the first nine months of fiscal 2013 as compared to pre-tax income of $30,423,000 in the corresponding period due to the factors described above.

Our effective tax rate remained constant at 34% for both the three and nine months periods ended December 31, 2012 and for the each of the corresponding periods a year ago.

We had net income of $6,093,000 for the third quarter of fiscal 2013 as compared to net income of $7,535,000 in the third quarter of fiscal 2012.  We had net income of $16,694,000 for the first nine months of fiscal 2013 as compared to net income of $20,079,000 for the first nine months of fiscal 2012. Each of the significant factors contributing to these results are noted in the above sections.

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

Summary of Cash Activities

Cash and cash equivalents increased by $9,780,000 to $34,149,000 at December 31, 2012 compared to $24,369,000 at March 31, 2012. This increase is attributable primarily to:

1)              net income of $16,694,000 for the period adjusted for $9,483,000 in non-cash expenditures which included depreciation expense, stock based compensation, deferred income taxes, amortization of bond premiums, contract losses and inventory and accounts receivable reserves;

2)              net proceeds from sales and maturities of short-term investments of $50,795,000; and

3)              an increase of $9,580,000 in customer deposits during the period due to the timing of milestone payments on certain fixed price contracts.

Offsetting these inflows were cash outflows including:

1)              the repurchase of 816,573 shares of the Company’s common stock for $45,347,000 during the period;

2)              an increase of $14,907,000 in accounts receivable due the timing of invoicing of milestones on certain fixed price contracts;

3)              the payment of $12,760,000 in common stock dividends during the year as part of our quarterly dividend program;

4)              a net increase of $1,384,000 in restricted cash and investments due to an increase in the amount of outstanding letters of credit; and

5)              net capital expenditures of $2,500,000 during the period attributable primarily to software and equipment purchases, and leasehold improvements made during the period.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.   As of December 31, 2012, we had outstanding $32,466,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 67% of the outstanding letters of credit, resulting in a restricted cash balance of $17,273,000 at December 31, 2012 of which $1,091,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

Recent Developments

On February 11, 2013, the Company announced plans for a reduction in workforce to take place in the fourth quarter of fiscal 2013 to right-size the organization as it plans for fiscal 2014.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases during the quarter ended December 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Quarter ended December 31, 2012	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October, 1 — October 31, 2012	—	—	—	$35,000,000
November 1 — November 30, 2012	102,000	$61,71	102,000	28,706,000
December 1 — December 31, 2012	63,246	64.73	63,246	24,612,000
Total	165,246	$62,81	165,246

(1)          On August 2, 2012, the Board of Directors announced the approval of a stock repurchase program which authorized the Company to purchase up to $35.0 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.  This stock repurchase program has no specified expiration date.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: February 11, 2013	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended December 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at December 31, 2012 and March 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.+

*   Filed herewith.

+  Furnished herewith.