Form 10-K
period 2013-03-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2013-06-07
CIK 5768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed using the closing sale price of common stock of $65.61 on September 30, 2012 was $534,220,000.

7,791,859 shares of registrant’s common stock were outstanding on May 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year end of March 31, 2013. Portions of such Proxy Statement are incorporated by reference in Part III.

AMERICAN SCIENCE AND ENGINEERING, INC.

FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2013

Z Backscatter™, ZBV®, AS&E®, Gemini®, OmniView™, Sentry®, SmartCheck®, Z Portal® and all American Science and Engineering, Inc. (“AS&E”) product names and AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

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

All references in this Annual Report to “AS&E”, the “Company”, “we”, “our” and “us” means American Science and Engineering, Inc. and its subsidiaries.

PART I

ITEM 1.  BUSINESS

American Science and Engineering, Inc., (“AS&E”) a Massachusetts corporation formed in 1958, develops, manufactures, markets, and sells X-ray inspection and other detection products for homeland security, force protection and other critical defense and security applications.  AS&E provides maintenance, warranty, engineering, and training services related to these products.

The Company manufactures sophisticated X-ray inspection products that can be used to inspect parcels, baggage, vehicles, pallets, cargo containers, and people.  The Company sells its products throughout the world to a variety of customers, including:

•                  authorities responsible for port and border security;

•                  customs agencies;

•                  military organizations;

•                  critical infrastructure and high threat commercial and government facilities;

•                  aviation security agencies; and

•                  law enforcement agencies.

AS&E’s products are used by these customers to help combat terrorism, trade fraud, drug trafficking, weapons smuggling, and illegal immigration.  Our products are also used for military force protection and general facility security.

The Company’s objective is to distinguish itself from its competitors by offering innovative products which provide customers with superior threat detection and improved operating efficiencies. To achieve this objective, AS&E incorporates a variety of X-ray imaging and image processing technologies into its products.  A number of the Company’s products use our patented Z Backscatter® technology applications.  Z Backscatter is a unique X-ray imaging technique that has distinct advantages for the detection of organic, or low atomic number (Z) or “low Z” materials, such as plastic explosives, composite weapons and illegal drugs, even when concealed by complex backgrounds.

In fiscal year 2013, continued global economic uncertainties, political events, and the tightening of the U.S. defense and homeland security budgets continued to impact spending in our sector resulting in lower sales of our products and services.  While sales to the U.S. government will remain an integral part of our business, we will continue to increase our international marketing efforts in the Middle East, Latin America, Africa, the Pacific Rim, and Europe to increase our pipeline of global opportunities.  Evolving risks throughout the world create new market opportunities for our proprietary technology and for the development of new applications for existing technologies for force protection, customs and security applications to detect explosive materials, vehicle borne improvised explosive devices (VBIEDs), drugs, contraband, and other threats.

Technology

The Company’s X-ray imaging products utilize several technologies including traditional transmission X-ray technology, dual-energy transmission X-ray technology, high-energy transmission X-ray technology, Forwardscatter X-ray technology, our proprietary Z Backscatter X-ray technology, and Radioactive Threat Detection (RTD).

X-ray imaging devices contain these basic subsystems: X-ray sources, detectors and image formation/processing software.  The source generates an X-ray beam that is directed at the object to be scanned.  When the source X-rays encounter the object, they are either absorbed by the object, pass directly through the object, or scatter off the object.  Dense materials, typically composed of atoms having a high atomic number (Z), tend to absorb X-rays.  Materials that are less dense and that are typically composed of low Z atoms tend to scatter X-rays.  The detectors record the intensity of the transmitted or scattered X-rays.  Software is then used to interpret the signals from the detectors and to construct and display the images.

Transmission X-ray Technology:  Transmission images are created from X-rays that pass through the object that is being examined.  In transmission imaging, the detector measures the relative intensity of the X-rays that pass directly through the object.  The degree to which X-rays are transmitted through an object is dependent upon the energy of the X-ray source and the composition and quantity of the material in the path of the X-ray beam.  .

Dual-energy Transmission X-ray Technology: Dual-energy transmission technology uses the data from two X-ray energy levels to estimate the effective atomic number of the cumulative path of objects under examination, and then colorizes the image based on material type. Organic materials are displayed as orange, mixed materials are green, and metallics are blue.

High Energy X-ray Transmission Technology: For cargo systems, high-energy transmission X-rays can deeply penetrate densely loaded containers. High-energy transmission X-rays provide fine details, even while penetrating up to 400 mm of steel — and offer a reliable means of detecting threatening inorganic materials, weapons, and contraband hidden in cargo containers, tankers, and large vehicles.

Forwardscatter Technology:  Forwardscatter® technology, available on Z Backscatter systems, provides a second scatter perspective and helps reveal dense regions of scanned vehicles such as the shielding meant to conceal contraband and other metallic threats.

Z Backscatter Technology:  Many of the Company’s X-ray systems utilize Z Backscatter technology applications covered under our patents.  The term “Backscatter” refers to those X-rays that scatter back from the object under examination back toward the X-ray source.  Z Backscatter detectors capture these scattered X-rays which are then used to create easily readable, photo-like images.

Many threat items of interest are organic in nature and have correspondingly low effective atomic numbers.  Such items include drugs, explosives, composite weapons, and stowaways.  These items tend to scatter X-rays much more than inorganic materials like steel and other metals.  As a result, these organic threat items tend to stand out as bright, visible objects when scanned by a Z Backscatter imaging system.

Z Backscatter images complement transmission images and several of the Company’s products employ both technologies.  The combination of backscatter and transmission images gives the operator more information about the contents of the baggage or container by differentiating higher Z materials, such as metals, from low-Z materials such as explosives, and has the effect of de-cluttering the image from background obscuring objects.  In addition, the multiple images enable an inspector to perform a quicker and more thorough examination of the object in question.

Radioactive Threat Detection:  Radioactive Threat Detection (RTD) is a technology that is used to detect radioactive materials in vehicles, simultaneously with the creation of a Z Backscatter image, and is an option on selected AS&E detection systems.

Products and Systems

The Company’s products and services can be grouped into five different areas: Cargo Inspection Systems, Mobile Cargo Inspection Systems (formerly referred to as Z Backscatter Systems), Parcel and Personnel Screening Inspection Systems, Custom Products (formerly referred to as Contract Research and Development), and Service and Support.

Cargo Inspection Systems: The Cargo Inspection family of systems includes non-intrusive inspection systems that are primarily used for the screening of trucks, cars, cargo containers, pallets, and air cargo at locations including border crossings, seaports, military bases, airports, and cargo and transportation hubs. The Cargo Inspection systems are designed to combat trade fraud, drug trafficking, weapons smuggling, and terrorism. The Cargo Inspection systems include:

OmniView™ Gantry System:  a relocatable high-energy cargo and vehicle inspection system.  This system offers 6 MeV high-energy transmission imaging or 6/4 MeV dual-energy imaging. The OmniView Gantry System utilizes high energy X-rays that penetrate up to 400 mm (15.7 inches) of steel. Its unique design minimizes X-ray scatter in order to create a high quality, detailed X-ray image.  When combined in line with a multi-view Z Portal, the combined system provides an additional three-X-ray views for left, right, and top-side imaging of cargo. The Z Backscatter images are ideal for the detection of organic or “low Z” materials including explosives, drugs, alcohol, and tobacco that transmission X-rays alone may not detect. The system’s multiple Z Backscatter imaging views of the cargo improve detection while facilitating interpretation of the X-ray image.  The OmniView Gantry system’s scanning platform operates by moving on rails over vehicles and cargo.  The system is bi-directional allowing for a throughput of approximately 28 trucks per hour.  OmniView Gantry system is well-suited for contraband and threat detection at ports, borders, military bases and other security checkpoints

Z Portal® System:  a multi-view, high throughput, low dose, drive-through inspection system capable of scanning cargo and vehicles for threats and contraband.  The Z Portal system is available in two basic configurations: a large tunnel version for screening trucks, buses, and cargo containers; and a small tunnel version for scanning passenger vehicles. The relocatable Z Portal system can be installed with one, two or three Z Backscatter X-ray modules, allowing for left, right and top-side imaging of the vehicle under examination.  The images produced by the Z Portal System are ideal for the detection of organic materials including explosives, drugs, alcohol, tobacco, and stowaways.  The Z Portal system is capable of scanning 80 trucks or 120 cars per hour and is well-suited for scanning vehicles at border crossings, high threat facilities, and other vehicle entry checkpoints.

Sentry® Portal System: a high-throughput, high-penetration drive through transmission X-ray inspection system designed to screen densely loaded cargo containers for security threats and contraband. The Sentry Portal system enables high volume scanning able to penetrate 300 mm (11.8 inches) of steel. The system employs an advanced cargo sensing subsystem that begins scanning only after the cab has passed the beam plane to maintain a safe environment for vehicle drivers. This drive through system can scan up to 150 trucks per hour.

Mobile Cargo Inspection Systems:

Z Backscatter Van (“ZBV”): a mobile X-ray screening system built into a commercially available chassis.  The ZBV® system utilizes Z Backscatter X-ray technology to produce photo-like images of the contents of a vehicle or cargo container, highlighting organic materials such as plastic explosives or other anomalies. With one-sided, Backscatter-only imaging, security officials can use the ZBV system for screening vehicles, sea containers, and other cargo for terrorist threats, trade fraud, and contraband, simply by driving past the objects.   The ZBV system can be equipped with Radioactive Threat Detection (RTD) capability.  With RTD, the ZBV system can produce Z Backscatter images for general screening while simultaneously scanning the object for the presence of radioactive material.  The ZBV is available in three configurations — ZBV C-Class, ZBV R-Class, and ZBV S- Class systems — to meet the diverse needs of ZBV customers.

ZBV Military Trailer: a rugged X-ray screening system built onto a standard 5-ton military trailer. With Z Backscatter X-ray imaging, security officials can use ZBV Military Trailer for screening vehicles, containers, and other cargo for terrorist threats and contraband — simply by towing the trailer past the subjects, or by remaining stationary while vehicles drive past the trailer.  To complement the Z Backscatter imaging, the trailer can include Forwardscatter® technology to present a second scatter perspective to display dense objects in cargo, such as shielding or hidden compartments.

Parcel and Personnel Screening Inspection Systems:  Parcel Inspection Systems are designed for the non-intrusive X-ray scanning of parcels, baggage, and mail. These systems are primarily used in government facilities, airports, commercial office buildings, high-security federal facilities and convention centers.

Gemini® System:  a parcel and baggage inspection system that combines AS&E’s Z Backscatter technology with dual-energy transmission X-ray to provide enhanced detection for a wide range of threats.  Dual-energy transmission is best suited for the detection of metallic threats such as guns and knives, and for identifying wires and other components of improvised explosive devices (IEDs). Z Backscatter imaging provides enhanced detection of organic materials such as explosives and narcotics, which may be missed by transmission-only systems.  In addition, the complementary photo-like Z Backscatter image makes it easier for security officers to interpret images, thus reducing analysis time and minimizing operator fatigue. The Gemini system is offered in a range of tunnel sizes to suit a customer’s applications.

Personnel screening is a crucial part of any threat detection effort.  Today, threats can take the smallest of forms, can be made from various materials, and people may try to conceal them on their person to evade detection.  With the advent of suicide bombers, personnel screening has taken on an even more important role.  Personnel screening is also important in the effort to intercept prohibited substances, such as liquids, drugs and alcohol.

SmartCheck® System:  a personnel screening system for the effective screening for contraband and threats hidden under a person’s clothing.  The SmartCheck system simultaneously detects both metallic and non-metallic objects, such as guns and knives, plastic explosives, liquid explosives, composite weapons, drugs and other hidden threats and contraband.  The SmartCheck system creates an easily interpreted image that gives the operator an easy-to-read display of where a threat or contraband is hidden, thus eliminating the need for intrusive and time-consuming pat-down search.  The SmartCheck system employs proprietary advanced image processing algorithms to enhance privacy, showing operators only a chalk outline of the scanned individual with the shape, size and location of any concealed threat highlighted, while maintaining a high level of threat detection.  The SmartCheck system is safe for all individuals and complies with all applicable personnel scanning safety regulations. The SmartCheck system is also available in a high throughput dual-sided or single-sided model or a ruggedized container configuration called the SmartCheck Imaging Module (SIM) for deployment in harsh environments.

Custom Products:  AS&E engages in a variety of contracts for the development of custom products primarily for agencies of the U.S. government to develop systems that meet their unique scanning needs. We pursue those opportunities we believe may provide avenues to advance our core technologies or developing product offerings for strategic customers or markets.

Service and Support:  The AS&E service organization supports a diverse range of complex and demanding programs through its global network of Field Service Engineers (“FSE”) and Technical Support Team. Each FSE has a technical degree in electrical and/or mechanical engineering (or equivalent experience), and is trained in the operation and repair of electronics, hydraulics, pneumatics, mechanics, electrical systems, and/or computers. FSEs are available 7 days a week, 24 hours a day, and are stationed at AS&E sites in Asia, Europe, the Middle East, Africa and North and South America.  In addition, technical support is provided at the Company’s headquarters in Billerica, Massachusetts. AS&E provides comprehensive, cost-effective spare parts customized for each system.  The Company maintains an inventory of field-replaceable components in depots around the world in order to meet customer needs for spare parts.

Our instructors specialize in current threat detection techniques and employ both classroom theory and hands-on training to help clients become expert users of AS&E equipment. Our technical training informs customers about detection technologies and best practices through demonstrations and field activities that simulate real-life threat and contraband encounters.  Technical training is included with each system sale and additional training for service and maintenance training, and other customized training courses are provided aftermarket to interested customers.  Training services are provided at the customer sites, at our corporate offices in Billerica, MA or at our custom training center in Abu Dhabi.

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

Competition

The Company has many competitors in the homeland security X-ray detection market, including several large and well-established manufacturers of security equipment with resources greater than those of the Company. AS&E competes with at least five other companies, who compete using a variety of methods including price, warranty coverage, and product performance.  Certain X-ray security system customers select such systems based largely on price. Other customers, including some agencies of the U.S. government and certain users in countries with high levels of concern over security, tend to select systems based largely on detection capability.  Many of the Company’s systems offer premium performance and have in some cases been priced higher than competing systems. The Company believes that its patented and proprietary technology gives it a strong competitive position in the sale of security systems to customers concerned with performance and detection. The Company also believes that its strategy of concentrating on products with unique features, such as Z Backscatter and Radiation Threat Detection, place it in a strong position with regard to its sales of X-ray inspection systems. However, a number of companies have developed products that compete with the Company’s X-ray inspection products. (See “Item 1A.  Risk Factors” below).

Material Availability

Critical material and subsystems are procured from both domestic and global supply partners.  These supply sources may be single sources for certain components and the material provided can have extended lead times.  To support continuing customer needs in the global security screening market, the Company has taken steps to mitigate sourcing risks.  This includes working closely with its suppliers to ensure future material and subsystem availability to support its production plans. In some cases, the Company has chosen to stock reserve material to ensure future availability. Efforts have also included identifying and qualifying second source suppliers for critical material and a number of key subsystems in support of its product lines.

Intellectual Property

The Company relies on a combination of patent, copyright, trademark, and trade secret laws, and contractual provisions to protect its intellectual property.  In general, the Company pursues a policy of obtaining patent protection both in the United States and in selected foreign countries for subject matter we consider patentable and important to our business strategy.  The Company also has been granted patents or has pending applications in 55 countries outside of the United States. A significant number of our patents have been issued in the last five years.

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

The Company also has various trademarks registered and pending registration with the United States Patent and Trademark Office, as well as marks registered and pending registration in various jurisdictions around the world.  Company patents and trademarks are reviewed regularly, and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees.  As of March 31, 2013, the Company has 50 active patents issued by the United States Patent and Trademark Office and multiple pending applications directed to a variety of technologies.  The Company has ongoing research and development efforts and expects to seek additional intellectual property protection in the future.

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

Customers

The Company’s customer base consists of government and commercial clients from both the United States and abroad. Domestically, the Company’s primary client base is comprised of agencies of the U.S. government. Approximately 63%, 62%, and 65%, of the Company’s total sales in the fiscal year ended March 31, 2013 (“fiscal 2013”), March 31, 2012 (“fiscal 2012”), and March 31, 2011 (“fiscal 2011”), respectively, were derived from either (i) contracting directly with the U.S. government, or (ii) contracting with contractors working directly with the U.S. government. A significant number of the Company’s contracts with the U.S. government provide the U.S. government with the standard unilateral right to terminate these contracts for convenience.  In fiscal 2013, no contracts with the U.S. government were terminated for convenience. In each of the fiscal years ended March 31, 2012 and March 31, 2011, one of the Company’s contracts with the U.S. government were terminated in whole or in part for convenience by the U.S. government.  These terminations did not result in any material losses to the Company.  The Company is heavily dependent upon sales to agencies of the U.S. government and systemic reductions or delays in procurement of the Company’s systems and services by these agencies may have a material adverse effect on the Company.

International sales accounted for approximately 34%, 34%, and 32% of the Company’s total sales in fiscal 2013, 2012, and 2011, respectively, and continue to be a high priority for the Company as part of its long-term growth strategy. International sales often entail longer sales cycles and project financing requirements; however the Company continues to focus on these sales as a means of broadening its customer base. The Company manages its overseas risk in a number of ways, including actively pursuing multiple opportunities at the same time and obtaining downpayments and letters of credit to secure its international receivables. Our international contracts are primarily bid in U.S. dollars. For those contracts that are bid in other currencies, the Company considers the need to engage in hedging contracts to control foreign exchange risk, balanced against the cost of such contracts. In fiscal 2010, the Company entered into one foreign currency option contract to hedge currency risk in one region.  This hedge contract was closed in fiscal 2011 and the Company entered into no further hedges in fiscal 2011. There were no hedging activities in fiscal 2012 or 2013.

In fiscal 2013, the U.S. Army and U.S. Customs and Border Protection accounted for 24% and 17% of sales, respectively.  In fiscal 2012, the U.S Army accounted for 23% of total sales.  For the fiscal year ended March 31, 2011, the U.S. Army, the

U.S. Department of State and Olive Group FZ, LLC comprised 30%, 12% and 11% of customer revenues respectively.  The loss of these significant customers could substantially reduce our revenues and our business and prospects could be harmed.

Sales Backlog

The Company’s sales backlog was $186,201,000, $192,571,000 and $215,228,000 at March 31, 2013, March 31, 2012, and March 31, 2011, respectively.  We define sales backlog as the value of orders for which funding is authorized, appropriated and contractually obligated by the customers, less the cumulative amount of sales recognized on such orders. We do not include negotiated contracts for which funding has not been appropriated or otherwise authorized, unexercised options or potential indefinite-delivery/ indefinite-quantity orders in our backlog.

A significant number of the Company’s contracts with the U.S. government contain clauses permitting the government to terminate the contract for convenience or make changes to the contract, upon certain terms and conditions, including payment to the Company for work performed.  This right was exercised in fiscal 2012 by one U.S. government agency and in fiscal 2011 by one other U.S. government agency.  Total contracts with U.S government agencies and subcontractors in the backlog were $92,641,000, $112,045,000, and $151,507,000 at March 31, 2013, 2012 and 2011, respectively.

We estimate that approximately 60% of all 2013 backlog will be converted to revenue within the fiscal year ending March 31, 2014.

Research and Development

The Company spent approximately $23,618,000 of its own funds for research and development during fiscal 2013, compared to $25,544,000 and $22,619,000 in fiscal 2012 and 2011, respectively. The fiscal 2013 research and development efforts were focused on new product development, researching new technologies, the development of new applications, and design modifications and enhancements to existing products.

In addition, the Company conducted government-sponsored research primarily focused on advances in X-ray systems, image analysis and integrated system development to address security inspection challenges. The Company recognized revenues of $2,124,000, $4,409,000 and $4,821,000 in fiscal 2013, 2012 and 2011, respectively, for these efforts.  Many of the Company’s government sponsored research and development contracts provide for a fixed fee or a reimbursement of allowable costs plus a fixed fee. The Company’s contracts in these areas are obtained by submitting research and development proposals to various organizations, sometimes in response to requests for such proposals.

ISO 9001 Certification

In August 2012, the Company’s Quality Management System was recertified under the ISO 9001:2008 Standard of the International Organization for Standardization.  AS&E has been an ISO 9001 registered company since 2000.  ISO 9001 is an internationally recognized quality management and assurance standard.  In qualifying, the Company met or exceeded the standards for establishing a quality management system for preventing non-conformity at every level of the product life cycle, from customer order, through development and production, to installation and support.  The Company believes that demonstrating continuous quality improvement is vital for building customer satisfaction and making business processes more efficient in order to enhance its competitive edge.

Personnel

As of March 31, 2013, the Company had 347 employees as compared to 415 employees at March 31, 2012.  It is the Company’s policy to have employees sign a non-compete and non-disclosure agreement as a condition of employment. None of the Company’s employees are represented by labor unions.

Financial Information about Foreign and Domestic Operations and Export Sales

Most export sales are transacted in U.S. dollars, and most are either secured by irrevocable letters of credit or paid in advance. The following table shows the breakdown of net sales and contract revenues to international and domestic customers based upon the customer’s country of domicile and the major regions of international activity. All assets are maintained within the United States with the exception of inventory depots, inventory in transit or awaiting installation and cash accounts maintained at foreign locations (approximately 5% of the Company’s assets at March 31, 2013).

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2013		2012		2011
Domestic	$123,652	66%	$133,441	66%	$190,769	68%
International	63,028	34%	70,111	34%	87,807	32%
Net Sales and Contract Revenues	$186,680	100%	$203,552	100%	$278,576	100%
Percent of International Revenue by Major Region:
Middle East & Africa		54%		63%		84%
Americas — Non-US		29%		20%		2%
Asia / Pacific		13%		11%		7%
Europe		4%		6%		7%

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

Our business is dependent on sales to a small number of customers, which include agencies of the U.S. government.  During fiscal 2013, two customers, each a U.S. government agency, accounted for 41% of our total revenues.  During fiscal 2012, one customer, which was a U.S. government agency, accounted for 23% of our total revenues.  During fiscal 2011, three customers accounted for 53% of our total revenues.  We can provide no assurance that our existing customers will increase or maintain their level of demand for our products.

A significant number of our government contracts may be terminated at the government’s discretion. There were no terminations for convenience in fiscal year ended March 31, 2013.  In both fiscal years ended March 31, 2012 and March 31, 2011, one of our contracts with the U.S. government was terminated in whole or in part for convenience by the U.S. government.  Although these terminations did not result in material losses to us, future contract terminations could negatively impact our results of operations.  The termination of our relationship with one or more of our significant customers or the reduction or delay of orders of our systems by these customers would substantially reduce our revenues, and our business and prospects may be harmed.

Our results of operations are affected by the overall economy and governmental spending.

Our results of operations have in the recent past been, as may in the future be materially adversely affected by the conditions in the global economy, global political climate and the impact of those conditions on U.S. and foreign government spending. The global economic recession has caused extreme volatility and disruptions in the capital and credit markets, including a significant reduction in the availability of capital resources to many business enterprises. U.S. and foreign economies have experienced significant declines in employment, spending, household wealth and lending.  Businesses have faced, and may continue to face, weakened demand for their products and services, difficulty obtaining access to financing, increased funding costs, and barriers to expanding operations. U.S. and foreign government spending for programs involving products such as ours may be reduced or delayed, now or in the future, due to reduced tax revenues and other spending imperatives, including financial institution support and economic stimulus programs.  Government appropriations are potentially subject to changes as a result of compliance with The Budget Control Act of 2011 and the challenges associated with managing the Federal debt ceiling, either of which could harm our operations and reduce future revenues.

Our business is dependent upon governmental policies and appropriations.

Our largest customers are government agencies, in the U.S. and abroad, and demand for our products is dependent upon national priorities and governmental initiatives. These priorities and initiatives are subject to change from time to time in response to the economic and political environment.  In addition, political uprisings have created uncertainty in the continuity of certain regimes who are potential purchasers of our products and services.  We are also exposed to budget approval and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions which are beyond our control.  In prior years, the war on terror had resulted in increased purchases of equipment by the Department of Defense.  With the withdrawal of troops and equipment from Iraq and Afghanistan, the level of demand for new equipment and service has declined and future demand is uncertain. Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition.  In addition, changes to political leadership in other countries can delay or curtail our results of operation.

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

We use estimates in recognizing revenues and if these estimates change, our profitability may be adversely affected.

Revenues for certain of our fixed price contracts are recognized using the percentage-of-completion method based on progress towards completion, which requires estimates of total costs at completion. Estimating costs at completion on our long-term contracts, particularly due to the technical nature of the services being performed, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Cost overruns or changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.

We conduct our business worldwide, which exposes us to a number of difficulties in coordinating our international activities and dealing with multiple regulatory environments, as well as risks associated with geopolitical and economic instability.

The continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the foreign markets and have significantly increased the political, economic and social instability of some of the geographic areas in which we operate.  Additional acts of terrorism could create further uncertainties and instability.  To the extent this results in disruption or delays in the sale or shipments of our products, our business, operating results and financial condition could be adversely affected.  Our revenues from international customers accounted for approximately 34%, 34% and 32% of our net revenues for the fiscal years ended March 31, 2013, March 31, 2012 and March 31, 2011, respectively, and a significant number of domestic customer orders require shipments to, and services provided in, overseas locations. In addition, we transact business internationally with a number of our key suppliers. As a result of our worldwide business operations, we are subject to various risks, including:

• international regulatory requirements and policy changes;

• lengthy sales cycles;

• longer payment cycles by foreign customers;

• difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;

• difficulties in staffing and managing foreign operations;

• geopolitical instability;

• fewer legal protections for intellectual property

• political and economic changes and disruptions;

• preference towards local suppliers;

• governmental currency controls and restrictions on repatriation of earnings;

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

We must comply with the U.S. Foreign Corrupt Practices Act and antitrust, anti-competition and similar laws in other jurisdictions and failure to do so could lead to substantial liability.  We could also face investigations by one or more government agencies that could be costly to respond to and divert the attention of key personnel from business operations.  An adverse outcome from any such investigation could subject us to fines or other penalties, which could adversely affect our business, financial condition and results of operations.

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

Our business may be dependent upon our employees obtaining and maintaining required security clearances, as well as our ability to obtain security clearances for the facility in which we perform sensitive government work.

Certain of our U.S. government contracts require our employees to maintain various levels of security clearances and we are required to maintain certain facility security clearances complying with Department of Defense requirements.  Loss of a facility clearance, or an employee’s failure to obtain or maintain a security clearance, could result in a U.S. government customer terminating an existing contract or choosing not to renew a contract. If we cannot maintain or obtain the required security clearances for our facilities and our employees, or obtain these clearances in a timely manner, we may be unable to perform certain U.S. government contracts. Lack of required clearances could also impede our ability to bid on or win new government contracts, which might result in terminating current research activities. This could damage our reputation and our revenue would likely decline, which would adversely affect our business, financial condition, operating results and ability to meet our financial obligations.

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

New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our relationships with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, we may not be able to ascertain the origins for these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

Early termination of client contracts or contract penalties could adversely affect results of operations.

Client contracts can change or terminate early for a variety of reasons. Change of control, financial issues, declining general economic conditions or other changes in client circumstances may cause us or the client to seek to modify or terminate a contract. Further, either we or the client may generally terminate a contract for material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, we may be required to refund money previously paid to us by the client, or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time which may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue.

Fluctuations in our operating results may cause our stock price to fluctuate.

Given the nature of the markets in which we participate, we cannot reliably predict future revenue and profitability. A high proportion of our costs are fixed, due in part to our significant sales, research and development, and manufacturing costs. As a result of our fixed costs, declines in revenue could disproportionately affect our operating results and stock price at any time. Factors that may affect our quarterly operating results and the market price of our common stock include:

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

• variations in our product mix;

• delays in acceptance testing by customers;

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

Our products are complex, and undetected defects may increase our costs, harm our reputation with customers, or divert our resources from other purposes.

Our products are extremely complex and must operate successfully with complex products from other vendors.  Despite testing, our new or existing products may contain defects, errors, or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time.  These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, mandatory or voluntary recall or product upgrades, and divert the attention of personnel from our product development efforts.  Undetected errors may create customer satisfaction issues.  If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenue and significant damage to our reputation and business prospects.

The existence of any defects, errors or failures in our products could also lead to product liability claims or lawsuits against us.  Our product liability and umbrella liability insurance may be insufficient to protect us in the event of such product liability claims. There is a risk that product liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims exceed our current or available insurance coverage, our business and prospects may be harmed. Regardless of the adequacy of our product liability insurance protection, any significant claim may have an adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and reduced revenues.

We may not be able to fund our research and development activities sufficiently to maintain our competitiveness.

We generate funds for our research and development activities from operations, private sources and the government. We may be unable to generate the funds necessary to support our research and development activities if we do not generate sufficient funds from operations, other potential private sources, or the government. We may not successfully compete with other companies and research institutions for government funding and funding from other private sources. Additionally, government-funding priorities are subject to frequent changes. For example, in fiscal 2013, 2012, and 2011, we recorded $2,124,000, $4,409,000, and $4,821,000, respectively, for government-sponsored research and development. There is no guarantee that we will receive funds for government-sponsored research in the future. If we are unable to fund our research and development activities through our operations or from outside sources, we may be unable to continue to innovate or bring our innovations to market on a timely or cost effective basis, or our innovations may be surpassed by other competitors or new technologies.

Our success depends on new product development.

Our continuing research and development program is designed to develop new products and to enhance and improve our current products. We plan to expend significant resources on the development of new products. The successful development of our products and product enhancements is subject to numerous risks, both known and unknown, including:

• unanticipated delays;

• access to capital;

• budget overruns;

• technical problems; and

• other difficulties that could result in the abandonment or substantial change in the design, development and commercialization of new products and product enhancements, including for example, changes requested or required by governmental and regulatory agencies.

Given the uncertainties inherent with product development and introduction of X-ray inspection systems, we cannot assure that our product development efforts will be successful on a timely basis, or within budget, if at all. Our failure to develop new products and product enhancements on a timely basis or within budget at competitive prices would harm our business and prospects.

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

If we suffer loss to our facilities, information technology systems, or warehousing and logistical services due to a catastrophe or other natural or man-made events, our operation, our operations could be seriously harmed.

Our facilities, information technology systems, or warehousing and logistical services are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters.  If any of these facilities or systems were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility.

Furthermore, we rely extensively on information technology systems to interact with our employees and our customers and to run our business effectively. These interactions include ordering and managing materials from suppliers, converting materials to finished goods, shipping product to customers, processing transactions, summarizing and reporting results of operations. Our systems could become damaged or cease to functional properly due to any number of causes, including issues caused by ongoing projects to improve our information technology systems, catastrophic events, power outages or cyber and other security threats, including computer viruses or attacks by hackers.  A disruption of our information technology systems could affect our ability to accurately manufacture and ship product, invoice customers, and timely and accurately process and report the results of our operations, financial position and cash flows.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases an 186,000 square foot facility located in Billerica, Massachusetts and serves as the Company’s executive offices, research, manufacturing and warehouse facilities.  The lease expires on February 29, 2016. The Company believes that its facilities are adequate and provide sufficient production capacity for its present intended purposes. The Company’s facilities are currently utilized primarily on a one-shift basis. The Company is able to add additional capacity by adding second and third shifts if necessary.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol ASEI. The market price range for the common stock for the last two fiscal years as reported on the NASDAQ Global Select Market is as follows:

Fiscal Year	Quarter Ended	High	Low
2013	March 31, 2013	$70.00	$60.13
	December 31, 2012	$67.35	$58.33
	September 30, 2012	$69.28	$54.44
	June 30, 2012	$69.69	$46.30
2012	March 31, 2012	$78.99	$65.60
	December 31, 2011	$75.52	$58.13
	September 30, 2011	$82.07	$54.67
	June 30, 2011	$94.79	$74.46

Holders

As of May 31, 2013, there were approximately 458 holders of record of the Company’s common stock.

Common Stock Dividends

In May of 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.  Common stock cash dividends declared during the fiscal years ended March 31, 2013 and March 31, 2012 were as follows:

Date Declared	Dividend per common share
May 14, 2012	$0.50
August 2, 2012	0.50
November 5, 2012	0.50
February 11, 2013	0.50
Fiscal year ended March 31, 2013	$2.00

May 9, 2011	$0.30
August 4, 2011	0.30
November 7, 2011	0.50
February 9, 2012	0.50
Fiscal year ended March 31, 2012	$1.60

On May 7, 2013, the Company declared a quarterly dividend of $0.50 for holders of record on May 20, 2013 to be paid June 3, 2013.  Future dividend payments will depend on our earnings, capital requirements, financial condition and capital needs and other factors considered relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans and the common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of March 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights as of March 31, 2013 (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2013 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1999 Combination Plan	10,750	$15.80	—
2000 Combination Plan	8,629	39.06	—
2002 Combination Plan (1)	32,536	31.33	—
2003 Stock Plan for Non-Employee Directors (2)	21,000	66.45	—
2005 Equity and Incentive Plan (3)	224,408	63.26	284,000
Equity compensation plans not approved by security holders:
1998 Non-Qualified Option Plan	17,839	42.39	—
Total	315,162	$56.72	284,000

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

Purchases of Equity Securities

In May 2012, the Board of Directors approved a Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market.  This repurchase program was completed in August of 2012.  On August 2, 2012, the Board of Directors announced the approval of an additional Stock Repurchase Program which authorizes the Company to repurchase up to $35.0 million of additional shares of its common stock from time to time on the open market or in privately negotiated transactions.  During the fiscal year ended March 31, 2013, the Company repurchased 1,013,655 shares of common stock under these programs at an average price of $56.86.  As of March 31, 2013, the remaining balance available under the program to repurchase shares was $12,316,000.

On May 7, 2013, the Board of Directors announced the approval of its fifth Stock Repurchase Program which authorized the Company to repurchase up to an additional $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.

The following table provides information about our purchases during the quarter ended March 31, 2013 of equity securities.

Quarter ended March 31, 2013	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 – January 31	682	$64.99	682	$24,568,000
February 1 – February 28	76,600	63.74	76,600	$19,681,000
March 1 – March 31	119,800	61.43	119,800	$12,316,000
Total	197,082	$62.34	197,082

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

(Dollars in thousands,	Fiscal Year
except per share amounts)	2013	2012	2011	2010	2009
Net sales and contract revenues	$186,680	$203,552	$278,576	$242,093	$218,367
Net income	$17,454	$21,422	$42,817	$36,176	$28,353
Income per share—diluted	$2.07	$2.34	$4.63	$3.97	$3.18
Total assets	$281,449	$324,865	$336,574	$299,853	$268,287
Long-term obligations	$8,716	$7,416	$9,069	$14,380	$13,125
Stockholders’ equity	$204,245	$258,806	$266,080	$221,768	$182,066
Dividends per common share	$2.00	$1.60	$1.20	$0.90	$0.80

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

The following table presents net sales and contract revenues by product and service categories:

	For the fiscal year ended
(In thousands)	2013	2012	2011
Cargo Inspection Systems	$49,925	$33,871	$63,638
Mobile Cargo Inspection Systems	31,558	46,874	100,230
Parcel and Personnel Screening Inspection Systems	7,825	20,419	17,585
Other product sales and contract revenue	9,181	12,960	11,365
Total net product sales and contract revenues	98,489	114,124	192,818
Net service revenues	88,191	89,428	85,758
Total net sales and contract revenues	$186,680	$203,552	$278,576

Net sales and contract revenues for fiscal 2013 decreased by 8% to $186,680,000 compared to fiscal 2012 revenues of $203,552,000. We reported income before taxes of $26,446,000 in fiscal 2013 compared to income before taxes of $32,458,000 in the previous fiscal year. Net income for fiscal 2013 was $17,454,000 ($2.07 per share, on a diluted basis) as compared to a net income of $21,422,000 ($2.34 per share, on a diluted basis) in fiscal 2012. Backlog at March 31, 2013 was $186,201,000, a 3% decrease from the year-end backlog of $192,571,000 reported at March 31, 2012.

2013 Compared to 2012

Results of Operations    Total net sales and contract revenues of $186,680,000 in fiscal 2013 decreased by $16,872,000 or 8% from the previous year. Revenues related to product sales and contracts decreased by $15,635,000 or 14% due to the factors described further below.  Mobile Cargo Inspection system revenues decreased by $15,316,000 due to a decrease in number of units sold during the year as demand continues to be impacted by reduced government spending and unrest in the Middle East.  Parcel and Personnel Inspection System revenues decreased by $12,594,000 due to lower volume, as a one large multi-unit order fulfilled in the prior year was not repeated in fiscal 2013.  Custom Product revenues decreased by $2,284,000 due to the winding down of programs in progress and a reduction in backlog as government spending on these programs has slowed.  These revenue decreases were offset by an increase of $16,054,000 in Cargo Inspection system revenues from the prior year attributable primarily to the completion on numerous system installations related to one multi-unit contract received in fiscal 2012.  Service revenues decreased in fiscal 2013 by $1,237,000 or 1% to $88,191,000, due primarily to the cancellation of service contracts for certain systems taken out of service in conjunction with the withdrawal of U.S. forces from Iraq.

In both fiscal 2013 and fiscal 2012, 66% of our revenues, respectively, were from domestic customers (as determined based upon the customer’s country of domicile). In fiscal 2013, we had revenue from two customers which accounted for 41% of total sales.  In fiscal 2012, we had revenue from one customer which accounted for 23% of total sales.

Cost of sales and contracts of $107,261,000 in fiscal 2013 decreased by $3,174,000 or 3% from the previous year. Cost of product sales and contracts of $68,214,000 in fiscal 2013 increased by $2,714,000 or 4% as compared to the prior year. Cost of product sales and contracts totaled 69% of revenues in fiscal 2013, as compared to 57% of revenues in fiscal 2012. The resultant decrease in gross margin is primarily the result of the accrual of $4.1 million to settle a contractual issue in the Middle East; the incurrence of $1.3 million in severance related costs due to a force reduction; a $2.0 million increase in the expense for excess and obsolete inventory due primarily to the abandonment of one product development program; $1.1 million of accruals for product maintenance costs; $0.8 million in loss accruals provided for during the year on certain long-term contracts; and $0.6 million in write-downs of certain equipment to a lower of cost or net realizable value.  The cost of service revenues decreased $5,888,000 or 13% from the prior year. Cost of service revenues totaled 44% of revenues in fiscal 2013 as compared to 50% of revenues in fiscal 2012.  The resultant improvement in gross margin is due primarily to decreased third party service costs for equipment under fixed price service contracts as compared to the prior year.

Selling, general and administrative expenses in fiscal 2013 decreased by $6,091,000 to $29,533,000 as compared to $35,624,000 in fiscal 2012 and represented 16% of revenues in fiscal 2013 as compared to 18% of revenues in fiscal 2012. The decrease in selling, general and administrative expenses over the prior period was primarily the result of a decrease in incentive compensation of $4,874,000 due primarily to the cancellation of certain long-term incentive awards upon the termination of employment of certain executives during the year and a change in estimated payment dates of remaining awards; a decrease in payroll and payroll-related expenses of $483,000 due to a decrease in headcount offset by an increase in severance related costs associated with the workforce reduction; and a decrease in travel-related expenses of $652,000 from the prior year.  These expense decreases were offset in part by an increase in consulting and recruiting costs of $860,000.

Company-funded research and development spending decreased by $1,926,000 to $23,618,000 in fiscal 2013 which is an 8% decrease as compared to the $25,544,000 spent in fiscal 2012.  Research and development spending represented 13% of revenues in both fiscal 2013 and fiscal 2012. Research and development spending in fiscal 2013 focused on new product development, the development of new applications and new technologies, and design modifications and enhancements to its existing products.

Other income was $178,000 in income in fiscal 2013 as compared to $509,000 in income in fiscal 2012. The change in other income was due primarily to foreign exchange losses incurred in the current year.

We reported pre-tax income of $26,446,000 in fiscal 2013 as compared to a pre-tax income of $32,458,000 in the previous fiscal year primarily due to the items noted above. We recorded income tax expense of $8,992,000 in fiscal 2013 as compared to $11,036,000 in the prior fiscal year.  Our effective tax rate was 34.0% in both fiscal 2013 and in fiscal 2012.

We reported net income of $17,454,000 in fiscal 2013 as compared to net income of $21,422,000 in fiscal 2012.

2012 Compared to 2011

Results of Operations    Total net sales and contract revenues of $203,552,000 in fiscal 2012 decreased by $75,024,000 or 27% from the previous year. Revenues related to product sales and contracts decreased by $78,694,000 or 41% due to the factors described further below.  Mobile Cargo Inspection system revenues decreased by $53,356,000, due to a decrease in number of units sold during the year attributable to the force reduction in the Middle East and unrest due to the Arab Spring uprisings delaying procurements in other areas of the world.  Cargo Inspection System revenues decreased by $29,768,000 as compared to the prior year due to lower demand, and a fewer number of systems under construction as compared to the prior year.  Custom Products revenues decreased by $411,000 due in part to the termination for convenience of one of these contracts during fiscal 2012.  These revenue decreases were offset by an increase of $2,833,000 in Parcel Inspection system sales from the prior year attributable primarily to one large multi-system order received in fiscal 2011 and fulfilled in fiscal 2011 and fiscal 2012 and an increase in aftermarket sales of $2,007,000 due to increased spares parts volume during the year.  Service revenues increased in fiscal 2012 by $3,670,000 or 4% to $89,428,000, due primarily to service contracts entered into in the current year on the increased installed base.

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

Selling, general and administrative expenses in fiscal 2012 decreased by $6,515,000 to $35,624,000 as compared to $42,139,000 in fiscal 2011 and represented 18% of revenues in fiscal 2012 as compared to 15% of revenues in fiscal 2011. The decrease in selling, general and administrative expenses over the prior period was primarily the result of:  a decrease in incentive compensation of $6,244,000 as certain incentive compensation goals were not achieved in the current year; a decrease in legal fees of $859,000 from the prior year as fiscal 2011 contained expenses related to due diligence activities on a potential acquisition that was later abandoned; and a decrease in marketing costs of $597,000 related primarily to reduced trade show, conference, and demonstration related costs.  These expense decreases were offset in part by an increase in payroll and payroll related costs of $1,023,000 attributable to increased headcount

Company-funded research and development spending increased by $2,925,000 to $25,544,000 in fiscal 2012 which is a 13% increase as compared to the $22,619,000 spent in fiscal 2011.  Research and development spending represented 13% of revenues in fiscal 2012 as compared to 8% of revenues in fiscal 2011. Research and development spending increased from the prior year and the Company continued its commitment to new product development, the development of new applications and new technologies, and design modifications and enhancements to its existing products.

Other income was $509,000 in income in fiscal 2012 as compared to $431,000 in income in fiscal 2011.

We reported pre-tax income of $32,458,000 in fiscal 2012 as compared to pre-tax income of $64,875,000 in the previous fiscal year primarily due to the items noted above. We recorded income tax expense of $11,036,000 in fiscal 2012 as compared to $22,058,000 in the prior fiscal year.  Our effective tax rate was 34.0% in both fiscal 2012 and in fiscal 2011.

We reported net income of $21,422,000 in fiscal 2012 as compared to net income of $42,817,000 in fiscal 2011.

Liquidity and Capital Resources

Cash and cash equivalents at year-end increased by $16,049,000 to $40,418,000 at March 31, 2013 as compared to $24,369,000 at March 31, 2012.  In addition, we had $108,546,000 and $170,834,000 of short-term investments at March 31, 2013 and March 31, 2012, respectively.

Cash flow provided by operations of $31,157,000 resulted from the following:

• Reported net income of $17,454,000 adjusted for the following non-cash items:

• Depreciation and amortization of $5,114,000;

• The provision for contracts, inventory and accounts receivable reserves of $5,405,000;

• Increases in deferred income taxes of $2,966,000;

• The amortization of bond premiums of $2,700,000; and

• Stock compensation expense of $184,000.  Stock compensation expense has decreased from prior years due to incentive compensation awards in recent years being granted in cash as well as the cancellation of certain outstanding stock awards upon termination of employment of certain Company executives.

•             An increase of $6,663,000 in accrued expenses and other liabilities attributable primarily to the accrual of costs related to the resolution of a contractual issue with one customer;

•             An increase of $2,094,000 in accrued income taxes.

These cash contributors were offset by:

•             An increase in gross inventories of $4,933,000 due primarily to an increase in systems under construction pending installation as compared to the prior year; and

•             An increase of $3,382,000 in accounts receivable due to the timing of certain contract milestone invoices at year end;

Net cash of $56,049,000 was provided by investing activities in fiscal 2013. We had sales and maturities of short-term investments of $200,089,000 and purchased $140,532,000 in short-term investments during the year.  Net fiscal 2013 capital expenditures totaled $3,508,000 versus $5,160,000 for fiscal 2012.  Investments in fixed assets were comprised primarily of information technology expenditures and demo and test equipment.

At March 31, 2013, short-term investments and cash equivalents were invested primarily in corporate debentures/bonds, commercial paper, money market funds and certificates of deposit.  Although management believes our investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments is subject to interest rate fluctuations. The weighted average days to maturity for investments held at March 31, 2013 was 189 days.

Net cash used for financing activities was $71,157,000 in fiscal 2013.  The Company approved two stock repurchase programs during the fiscal year for $35,000,000 each and repurchased 1,013,655 shares of common stock for $57,633,000 under these programs.  In addition, we made quarterly dividend payments totaling $16,841,000.  Offsetting these outflows, we received proceeds of $2,160,000 from exercises of employee stock options and reduced our restricted cash needed to collateralize outstanding letters of credit by $2,373,000 from the prior year.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion.  At March 31, 2013, we had outstanding $25,437,000 in standby letters of credit. These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 66% of the value of outstanding letters of credit. This collateral requirement resulted in a restricted cash balance of $13,517,000 at March 31, 2013, of which $899,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

As of March 31, 2013, $496,000 of our cash was held offshore, and while we do not currently believe there are any material limitations or restrictions on our ability to repatriate profits there may be tax consequence or changes in statutory rules which would affect our ability to do so without incurring a significant tax burden.

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

Contractual Obligations:  We lease certain facilities under non-cancelable leases. In addition, in the normal course of business, we enter into purchase orders with our vendors for the purchase of materials or services to meet our production needs. The following table summarizes our contractual obligations as of March 31, 2013.

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Recorded Contractual Obligations:
Lease financing liability	$4,403	$1,489	$2,914	$—	$—
Other long-term obligations	77	9	17	17	34

Operating leases	1,175	647	528	—	—
Purchase commitments	27,241	25,660	1,581	—	—
Total contractual obligations	$32,896	$27,805	$5,040	$17	$34

Inflation:  We do not believe that inflation has had a material effect on our results of operations in each of fiscal 2013, 2012 and 2011. There can be no assurance, however, that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements:  During the fiscal year ended March 31, 2013 we did not have any material off-balance sheet arrangements.

Critical Accounting Policies

We consider certain accounting policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes to be critical policies due to the estimation processes involved in each.

Revenue Recognition:  We recognize certain Cargo Inspection, Mobile Cargo Inspection, Parcel and Personnel Screening System, and after-market part sales, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605-10, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Infrequently, the Company receives requests from customers to hold product being purchased from us for a valid business purpose. We recognize revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the products have been segregated from our inventories and cannot be used to fill other orders received.  There were no products being held under these arrangements at March 31, 2013, March 31, 2012 or March 31, 2011.

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

Revenues for certain long-term, custom-built systems or contract engineering projects are recognized on a percentage of completion basis. The lengths of these contracts typically range from one to four years from order to delivery and acceptance. Percentages-of-completion are determined by relating the actual costs of work performed to date for each contract to our estimated final costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known.

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

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying balance sheet. Of the amounts in unbilled costs and fees at March 31, 2013, $4,839,000 (99%) is expected to be billed and collected during fiscal 2014.

Under the terms of certain of our cost reimbursement contracts, we are not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $80,000 and $87,000 at March 31, 2013 and March 31, 2012, respectively) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees. The accuracy and appropriateness of our direct and indirect costs and expenses under these cost reimbursement contracts and our accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. government.  Such agencies have the right to challenge the Company’s cost estimates or allocations with respect to any government contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.  Although we can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of our contracts will not have a material adverse impact on our financial condition or results of operations.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which changes the existing guidance on the presentation of comprehensive income. Entities have the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. ASU No. 2011-05 was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company was the first quarter of fiscal 2013. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the stated objective of improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-2 are effective during interim and annual periods beginning after December 31, 2012. The adoption of ASU 2011-05, 2011-12 and 2013-2 regarding comprehensive income have not had a significant impact on the accounting or disclosures in our financial statements.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The cash accounts for our operations in Hong Kong, England, the Netherlands, Saudi Arabia, Brazil and Abu Dhabi are maintained in Hong Kong dollars, British pounds sterling, Euros, Saudi riyals, Brazilian reals, and United Arab Emirates dirham, respectively. The gains and losses from foreign currency transactions are included in the consolidated statements of operations for the period and were not significant. In the fourth quarter of fiscal 2011, we purchased a foreign currency put option which provided us with the option to exchange Euros for U.S. dollars at a fixed exchange rate such that, if the Euro were to depreciate against the U.S. dollar to predetermined levels as set by the contract, we could exercise our option and mitigate our foreign currency exchange losses. This put option was sold during the quarter ended September 30, 2010 at a price near cost resulting in no material gain or loss.  A hypothetical 10 percent change in foreign currency rates would not have a material impact on our results of operations or financial condition.

As of March 31, 2013, we held short-term investments and cash equivalents consisting of commercial paper, corporate debentures/bonds, money market funds and certificates of deposit. Our primary objective with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 0.56% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.  To minimize this risk, we maintain a significant portion of our cash balances in money market funds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information listed in the Index to Consolidated Financial Statements on page 28 are filed as part of this Annual Report on Form 10-K and are incorporated into this item by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013 to ensure that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation under the criteria established in “Internal Control — Integrated Framework”, our management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013.  McGladrey LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2013, and has issued their report thereon which is included in this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements listed in the Index to Consolidated Financial Statements on page 28 are filed as part of this report, and such Index is incorporated in this item by reference.

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

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. and subsidiaries (“the Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years ended March 31, 2013. We also have audited American Science and Engineering, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Science and Engineering, Inc. and subsidiaries as of March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, American Science and Engineering, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ McGladrey LLP

Boston, Massachusetts

June 7, 2013

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND 2012

(Amounts in thousands, except share and per share amounts)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$40,418	$24,369
Restricted cash	12,618	11,707
Short-term investments, at fair value	108,546	170,834
Accounts receivable, net of allowances of $351 at March 31, 2013 and $255 at March 31, 2012	28,477	25,439
Unbilled costs and fees	4,875	3,206
Inventories	48,051	48,179
Prepaid expenses and other current assets	8,829	10,386
Deferred income taxes	3,155	3,329
Total current assets	254,969	297,449
Building, equipment and leasehold improvements, net	16,451	17,998
Restricted cash	899	4,183
Deferred income taxes	8,325	5,174
Other assets, net	805	61
Total assets	$281,449	$324,865
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,371	$7,461
Accrued salaries and benefits	9,974	11,722
Accrued warranty costs	397	358
Accrued income taxes	2,094	—
Deferred revenue	15,770	16,731
Customer deposits	16,199	15,031
Current portion of lease financing liability	1,489	1,351
Other current liabilities	14,194	5,989
Total current liabilities	68,488	58,643
Lease financing liability, net of current portion	2,914	4,403
Deferred revenue	5,535	2,913
Other long term liabilities	267	100
Total liabilities	77,204	66,059

Commitments and contingencies (Notes 2 and 9)
Stockholders’ equity:
Preferred stock, no par value Authorized—100,000 shares Issued—None	—	—
Common stock, $0.66 2/3 par value Authorized—20,000,000 shares Issued and outstanding— 7,980,202 shares at March 31, 2013 and 8,942,793 shares at March 31, 2012	5,320	5,961
Capital in excess of par value	41,458	95,971
Accumulated other comprehensive income (loss), net	(4)	16
Retained earnings	157,471	156,858
Total stockholders’ equity	204,245	258,806
Total liabilities and stockholders’ equity	$281,449	$324,865

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2013, 2012, AND 2011

(Amounts in thousands except per share amounts)

		2013	2012	2011
	Net sales and contract revenues:
	Net product sales and contract revenues	$98,489	$114,124	$192,818
	Net service revenues	88,191	89,428	85,758
	Total net sales and contract revenues	186,680	203,552	278,576

	Cost of sales and contracts:
	Cost of product sales and contracts	68,214	65,500	104,062
	Cost of service revenues	39,047	44,935	45,312
	Total cost of sales and contracts	107,261	110,435	149,374
	Gross profit	79,419	93,117	129,202

	Operating expenses:
	Selling, general and administrative expenses	29,533	35,624	42,139
	Research and development expenses	23,618	25,544	22,619
	Total operating expenses	53,151	61,168	64,758
	Operating income	26,268	31,949	64,444
	Other income (expense):
	Interest and investment income, net	657	655	678
	Interest expense	(65)	(91)	(110)
	Other, net	(414)	(55)	(137)
	Total other income	178	509	431
	Income before provision for income taxes	26,446	32,458	64,875
	Provision for income taxes	8,992	11,036	22,058
	Net income	$17,454	$21,422	$42,817
	Other comprehensive income (loss):
	Unrealized gain (loss) on available for sale securities (net of tax)	(20)	(5)	(12)
	Comprehensive income	$17,434	$21,417	$42,805
Income per share	— Basic	$2.08	$2.37	$4.73
	— Diluted	$2.07	$2.34	$4.63
Weighted average shares	— Basic	8,394	9,046	9,045
	— Diluted	8,448	9,148	9,247
	Dividends declared per share	$2.00	$1.60	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2013, 2012, AND 2011

(Amounts in thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance, March 31, 2010	9,013,508	$6,008	$97,819	$117,908	$33	$221,768
Net income	—	—	—	42,817	—	42,817
Repurchase of common stock	(51,269)	(34)	(3,702)	—	—	(3,736)
Exercise of stock options	197,669	132	6,811	—	—	6,943
Issuance of stock under employee compensation plans	2,939	2	218	—	—	220
Issuances of restricted stock, net of forfeitures	7,118	5	(5)	—	—	—
Tax benefit accrued on stock option exercises	—	—	3,730	—	—	3,730
Compensation expense on stock options	—	—	1,703	—	—	1,703
Compensation expense on restricted stock and restricted stock units	—	—	3,513	—	—	3,513
Dividends declared	—	—	—	(10,866)	—	(10,866)
Net change in unrealized losses on investment securities, available-for-sale, net of tax	—	—	—	—	(12)	(12)
Balance, March 31, 2011	9,169,965	$6,113	$110,087	$149,859	$21	$266,080
Net income	—	—	—	21,422	—	21,422
Repurchase of common stock	(320,207)	(213)	(19,838)	—	—	(20,051)
Exercise of stock options	75,714	50	4,237	—	—	4,287
Vesting of restricted stock units	2,341	1	(1)	—	—	—
Issuances of restricted stock, net of forfeitures	14,980	10	(10)	—	—	—
Reversal of tax benefit associated with stock options	—	—	(303)	—	—	(303)
Compensation expense on stock options	—	—	597	—	—	597
Compensation expense on restricted stock and restricted stock units	—	—	1,202	—	—	1,202
Dividends declared	—	—	—	(14,423)	—	(14,423)
Net change in unrealized losses on investment securities, available-for-sale, net of tax	—	—	—	—	(5)	(5)
Balance, March 31, 2012	8,942,793	$5,961	$95,971	$156,858	$16	$258,806
Net income	—	—	—	17,454	—	17,454
Repurchase of common stock	(1,013,655)	(675)	(56,958)	—	—	(57,633)
Exercise of stock options	50,505	34	2,126	—	—	2,160
Vesting of restricted stock units	1,743	1	(1)	—	—	—
Issuances of restricted stock, net of forfeitures	(1,184)	(1)	1	—	—	—
Tax benefit accrued on stock option exercises	—	—	135	—	—	135
Compensation expense on stock options	—	—	(106)	—	—	(106)
Compensation expense on restricted stock and restricted stock units	—	—	290	—	—	290
Dividends declared	—	—	—	(16,841)	—	(16,841)
Net change in unrealized losses on investment securities, available-for-sale, net of tax	—	—	—	—	(20)	(20)
Balance, March 31, 2013	7,980,202	$5,320	$41,458	$157,471	$(4)	$204,245

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2013, 2012, AND 2011

(Amounts in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$17,454	$21,422	$42,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,114	5,768	4,961
Provisions for contracts, inventory, and accounts receivable reserves	5,405	2,998	1,608
Amortization of bond premium	2,700	2,689	2,057
Stock compensation expense	184	1,799	5,216
Other	(59)	(47)	(125)
Deferred income taxes	(2,966)	1,750	(2,716)
Change in assets and liabilities:
Accounts receivable	(3,382)	11,819	551
Unbilled costs and fees	(1,669)	13,876	(15,004)
Inventories	(4,933)	(4,333)	(3,139)
Prepaid expenses and other assets	813	(3,609)	3,048
Accrued income taxes	2,094	(1,936)	(2,267)
Accounts payable	910	(1,917)	(1,592)
Deferred revenue	1,661	(568)	(2,034)
Customer deposits	1,168	5,838	(4,521)
Accrued expenses and other current liabilities	6,663	(4,530)	4,344
Total adjustments	13,703	29,597	(9,613)
Net cash provided by operating activities	31,157	51,019	33,204
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	200,089	220,293	192,406
Purchases of short-term instruments	(140,532)	(283,685)	(160,422)
Proceeds from sale of fixed assets	110	51	3
Purchases of property and equipment	(3,618)	(5,211)	(5,304)
Net cash provided by (used for) investing activities	56,049	(68,552)	26,683
Cash flows from financing activities:
Decrease (increase) in restricted cash	2,373	13,570	(29,425)
Repurchase of shares of common stock	(57,633)	(20,051)	(3,736)
Payment of common stock dividends	(16,841)	(14,423)	(10,866)
Repayment of leasehold financing	(1,351)	(1,322)	(1,301)
Proceeds from exercise of stock options	2,160	4,287	6,943
Reduction of (increase in) income taxes paid due to the tax benefit (expense) from employee stock option expense	135	(303)	3,730
Net cash used for financing activities	(71,157)	(18,242)	(34,655)
Net increase (decrease) in cash and cash equivalents	16,049	(35,775)	25,232
Cash and cash equivalents at beginning of year	24,369	60,144	34,912
Cash and cash equivalents at end of year	$40,418	$24,369	$60,144
Supplemental disclosures of cash flow information:
Interest paid	$73	$91	$110
Income taxes paid	$7,367	$13,744	$24,079
Non-cash transactions:
Issuance of stock for 401K match	$—	$—	$220

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

Restricted Cash

Restricted cash consists of collateral for performance bonds issued related to customer contracts and certain facility lease agreements.

Short-term Investments and Cash Equivalents

Short-term investments and cash equivalents consist of investments in commercial paper, corporate debentures/bonds, treasury bills, government agency bonds, money market funds and certificates of deposit. These investments are classified as available-for-sale and are recorded at their fair values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Operations and Comprehensive Income.

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

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions or Write- offs Charged to Reserves	Balance at End of Year
Fiscal 2013	$255	$344	$248	$351
Fiscal 2012	$334	$(79)	$—	$255
Fiscal 2011	$330	$4	$—	$334

Included in accounts receivable and unbilled costs and fees at March 31, 2013 and 2012 are $12,973,000 and $13,377,000, respectively, attributable to both prime and subcontracts with federal and state governments. The Company establishes a reserve against unbilled costs and fees based on known troubled accounts or contracts, historical experience, and other currently available evidence. There was no activity in the reserve for unbilled costs and fees during fiscal 2013, 2012 and 2011.

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

The components of inventories at March 31, 2013 and 2012, net of inventory reserves, were as follows:

(In thousands)	2013	2012
Raw materials, completed subassemblies and spare parts	$21,450	$23,689
Work-in-process	21,129	16,705
Finished goods	5,472	7,785
Total	$48,051	$48,179

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

Activity in the reserve for excess or obsolete inventory is as follows:

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions / Write- offs Charged to Reserves	Balance at End of Year
Fiscal 2013	$6,210	$5,061	$219	$11,052
Fiscal 2012	$4,882	$3,076	$1,748	$6,210
Fiscal 2011	$3,982	$1,604	$704	$4,882

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

Building, equipment and leasehold improvements consisted of the following at March 31, 2013 and 2012.

(In thousands)	Estimated Useful Lives	2013	2012
Building and leasehold improvements	Lesser of 25 years or remaining lease term	$21,245	$20,761
Equipment and tooling	5-10 years	5,284	5,110
Computer equipment and software	3-5 years	23,135	21,491
Furniture and fixtures	5-7 years	2,553	2,515
Demo and test equipment	2-5 years	7,579	6,576
Leased equipment	1-2 years or life of lease	63	63
Motor vehicles	3-5 years	72	72
Total		59,931	56,588
Less accumulated depreciation and amortization		(43,480)	(38,590)
Building, equipment and leasehold improvements, net		$16,451	$17,998

Revenue Recognition

The Company recognizes certain Cargo Inspection, Mobile Cargo Inpection, Parcel and Personnel Screening systems, and after-market part sales, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605-10, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Infrequently, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the products have been segregated from its inventories and cannot be used to fill other orders received.  There was no product being held under these arrangements at March 31, 2013 or March 31, 2012.

Certain of the Company’s contracts are multiple-element arrangements, which include standard products, custom-built systems or contract engineering projects, services (such as training), and service and maintenance contracts. In accordance with FASB ASC 605-25, Revenue Recognition — Multiple Element Arrangements, revenue arrangements that include multiple elements are analyzed to determine whether the deliverables can be divided into separate units of accounting or treated as a single unit of accounting. The consideration received is allocated among the separate units of accounting based on their relative selling prices determined based on prices of these elements as sold on a stand-alone basis, and the applicable revenue recognition criteria are applied to each of the separate units. Generally, there is no customer right of return provision in the Company’s sales agreements.  Revenues are allocated to a delivered product or service when the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.

Revenues for certain long-term, custom-built systems or contract engineering projects are recognized on a percentage of completion basis. The lengths of these contracts typically range from one to four years from order to delivery and acceptance. Percentages-of-completion are determined by relating the actual costs of work performed to date for each contract to its estimated final costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known.

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

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying consolidated balance sheets. Of the amounts in unbilled costs and fees at March 31, 2013, $4,839,000 (99%) is expected to be billed and collected during fiscal 2014.

Under the terms of certain cost reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $80,000 and $87,000 at March 31, 2013 and March 31, 2012, respectively) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees. The accuracy and appropriateness of the Company’s direct and indirect costs and expenses under these cost reimbursement contracts and its accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. government.  Such agencies  have the right to  challenge  the  Company’s  cost  estimates  or allocations  with  respect  to any  government  contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.  Although the Company can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of its contracts will not have a material adverse impact on the Company’s financial condition or results of operations.

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

Impairment is assessed by comparing the estimated undiscounted cash flows over the asset’s remaining life to the carrying amount of the asset. If the estimated cash flows are insufficient to recover the asset, an impairment loss is recognized based on the difference between the carrying value of the asset and the fair value of the asset less any costs of disposal.  No impairment costs were recorded in the fiscal years ended March 31, 2013, 2012 and 2011.

Accrued Salaries and Benefits

Accrued salaries and benefits at March 31, 2013 and March 31, 2012 include the following:

(In thousands)	2013	2012
Accrued payroll and payroll related taxes	$1,995	$2,140
Accrued incentive compensation	4,633	7,486
Accrued vacation	1,739	2,096
Accrued severance	1,607	—
Total accrued salaries and benefits	$9,974	$11,722

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

Other Current Liabilities

Other current liabilities at March 31, 2013 and March 31, 2012 include the following:

(In thousands)	2013	2012
Accrued accounts payable and other expenses	$4,213	$999
Accrued contract related costs	7,596	2,808
Accrued audit and legal fees	375	523
Accrued sales commissions	2,010	1,659
Total other current liabilities	$14,194	$5,989

Research and Development

Internally funded research and development costs including direct labor, material, subcontractor expenses and related overheads are expensed as incurred. Internally funded research and development costs were $23,618,000, $25,544,000 and $22,619,000, in fiscal 2013, 2012, and 2011, respectively.  In addition, the Company recognized revenues of $2,124,000, $4,409,000 and $4,821,000, in fiscal 2013, 2012, and 2011, respectively related to government-sponsored research and development earned primarily on a cost reimbursement and fee basis as discussed above.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, unbilled costs and fees, accounts payable and letters of credit. The recorded amounts of these instruments approximate their fair value (see Note 8).

Income per Common and Potential Common Shares

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share include the dilutive impact of options, warrants, restricted stock and restricted stock units using the average share price of the Company’s common stock for the period. For the years ended March 31, 2013, 2012, and 2011, respectively, common stock equivalents of approximately 182,000, 64,000, and 35,000 are excluded from diluted earnings per share, as their effect is anti-dilutive.

(In thousands except per share amounts)	March 31, 2013	March 31, 2012	March 31, 2011
Earnings per Share — Basic:
Net income	$17,454	$21,422	$42,817
Weighted average number of common shares outstanding — basic	8,394	9,046	9,045
Income per share — basic	$2.08	$2.37	$4.73

Earnings per Share — Diluted:
Net income	$17,454	$21,422	$42,817
Weighted average number of common shares outstanding — basic	8,394	9,046	9,045
Assumed exercise of stock options, warrants, restricted stock and restricted stock units, using the treasury stock method	54	102	202
Weighted average number of common and potential common shares outstanding — diluted	8,448	9,148	9,247
Income per share — diluted	$2.07	$2.34	$4.63

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

Two customers, one agency of the U.S. government and one international customer, accounted for 51% of the accounts receivable balance at March 31, 2013.  The Company generally requires letters of credit and/or deposits or prepayments from international customers.  The Company has not experienced any significant losses from uncollectible accounts.

Common Stock Dividends

In May of 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.   Common stock cash dividends declared during the fiscal year ended March 31, 2013 were as follows:

Date Declared	Dividend per common share
May 14, 2012	$0.50
August 2, 2012	0.50
November 5, 2012	0.50
February 11, 2013	0.50
Fiscal year ended March 31, 2013	$2.00

On May 7, 2013, the Company declared a quarterly dividend of $0.50 for holders of record on May 20, 2013 to be paid June 3, 2013.

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

The Company recognized $184,000, $1,799,000 and $5,216,000 of stock-based compensation costs in the consolidated statements of operations for the year ended March 31, 2013, 2012 and 2011, respectively. The income tax benefit related to such compensation for the years ended March 31, 2013, 2012 and 2011 was approximately $63,000, $612,000 and $1,770,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s consolidated statements of operations.  The credit for the year ended March 31, 2013 in selling, general and administrative expenses is attributable to the reversal of certain incentive compensation plan costs previously accrued for, which were terminated as a result of the announced retirement of the Company’s former Chief Executive Officer in September of 2012.

	Fiscal Year Ended
(In thousands)	March 31, 2013	March 31, 2012	March 31, 2011
Cost of revenues	$188	$438	$797
Selling, general and administrative	(4)	1,361	4,419
Total share-based compensation expense before tax	$184	$1,799	$5,216

The fair value of options at date of grant was estimated with the following assumptions:

March 31, 2011
Assumptions:
Expected life	5 years
Risk-free interest rate	1.60%
Stock volatility	44%
Dividend yield	1.6%

There were no options granted in the fiscal years ended March 31, 2013 and 2012.

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which changes the existing guidance on the presentation of comprehensive income. Entities have the option of presenting the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in stockholders’ equity. ASU No. 2011-05 was effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011, which for the Company was the first quarter of fiscal 2013. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the stated objective of improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-2 are effective during interim and annual periods beginning after December 31, 2012. The adoption of ASU 2011-05, 2011-12 and 2013-2 regarding comprehensive income have not had a significant impact on the accounting or disclosures in our financial statements.

2. LEASE AGREEMENTS

The Company leases certain facilities under non-cancelable operating leases with various renewal options. For operating leases which contain fixed escalations in rental payments, the Company records the total rent payable on a straight-line basis over the original lease term. The Company incurred $787,000, $730,000 and $670,000 of operating rent expense in the fiscal years ended March 31, 2013, 2012, and 2011, respectively.   In conjunction with the Company’s lease for its headquarters, the Company has issued security in the form of a standby letter of credit in the amount of $300,000 with an original expiration date of March 1, 2006 which contains automatic extensions through April 15, 2016.

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

Future minimum rental payments under the Company’s non-cancelable leases, excluding real estate taxes, insurance and operating costs paid by the Company, required over the initial terms of the leases are as follows (in thousands):

Year Ending March 31,	Operating Leases	Capital Leases
2014	$647	$1,542
2015	303	1,542
2016	225	1,413
Total payments	$1,175	4,497
Imputed interest		(94)
Lease financing liability		4,403
Less: Current portion of lease financing liability		1,489
Lease financing liability, net of current portion		$2,914

3. LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion.  At March 31, 2013, the Company had outstanding $25,437,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 66% of the outstanding letters of credit.   This resulted in a restricted cash balance of $13,517,000 at March 31, 2013 of which $899,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

4. INCOME TAXES

The provision (benefit) for income taxes for the years ended March 31, 2013, 2012, and 2011 consisted of the following:

(In thousands)	2013	2012	2011
Current:
Federal	$11,339	$9,082	$24,080
State	595	197	636
Foreign	22	7	22
	11,956	9,286	24,738
Deferred:
Federal	(2,743)	1,610	(2,354)
State	(375)	212	(640)
Change in valuation allowance	154	(72)	314
	(2,964)	1,750	(2,680)
Provision for income taxes	$8,992	$11,036	$22,058

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended March 31, 2013 is as follows:

(In thousands)	2013	2012	2011
Provision for income taxes at statutory rate	$9,253	$11,360	$22,706
State tax provision (benefit) net of federal effect	143	265	(2)
Stock based compensation	(60)	107	616
Research tax credits	(589)	(289)	(432)
Qualifying manufacturing credits	(154)	(315)	(1,346)
Change in valuation allowance	154	(72)	314
Other	245	(20)	202
Provision for income taxes	$8,992	$11,036	$22,058

The significant components of the net deferred tax assets at March 31, 2013 and 2012 are as follows:

	March 31, 2013		March 31, 2012
(In thousands)	Current	Non-current	Current	Non-current
Deferred tax assets (liabilities):
Accounts receivable and unbilled costs and fees	$—	$125	$—	$91
Inventory	248	3,935	219	2,199
Deferred revenue	—	1,778	—	1,192
Accrued vacation	558	—	668	—
Accrued warranty costs	141	—	126	—
Depreciation	—	(495)	—	(922)
Unearned compensation	1,738	2,573	1,836	2,577
State credit carryforwards	—	944	—	1,098
Other	470	409	480	37
Deferred income tax assets	3,155	9,269	3,329	6,272
Valuation allowance	—	(944)	—	(1,098)
Net deferred income taxes	$3,155	$8,325	$3,329	$5,174

As of March 31, 2013 and March 31, 2012, the Company has $1,452,000 and $1,690,000 of state credit carryforwards, respectively.   Of these amounts, approximately $201,000 and $492,000 at March 31, 2013 and March 31, 2012, respectively, have unlimited carryforward and the remaining balances expire in various years through 2028.

At March 31, 2013 and March 31, 2012, the Company had a deferred tax valuation allowance of $944,000 and $1,098,000, respectively, on state credit carryforwards and other deferred tax assets for which management believes it is more-likely-than-not that realization of these assets will not occur.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2010 through 2012 and for various state taxing authorities for the years ending March 31, 2007 through 2012.  The Company is currently under examination for tax year ended March 31, 2011.  Management does not believe that the examination will have a material impact on the Company’s financial position or results of operations.

In April 2013, the Company settled an outstanding refund receivable with the Massachusetts Department of Revenue for tax years ending March 31, 2006 through 2008 related to sales apportionment methodology.  The Company received proceeds of $1,500,000 related to this settlement which is included in prepaid expenses and other current assets at March 31, 2013.

5. WARRANTY OBLIGATIONS

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery. Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure. Warranty experience for the years ended March 31, 2013 and 2012 is as follows:

(In thousands)	2013	2012
Warranty accrual at beginning of period	$358	$1,225
Accruals for warranties issued during the period	548	632
Adjustment of preexisting accrual estimates	152	(63)
Warranty costs incurred during period	(661)	(1,436)
Warranty accrual at end of period	$397	$358

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

Stock Repurchase Program

On May 14, 2012, the Board of Directors announced the approval of its third Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.  This program was completed in August of 2012.  On August 2, 2012, the Board of Directors announced the approval of an additional Stock Repurchase Program which authorized the Company to repurchase up to $35 million of additional shares of its common stock from time to time on the open market or in privately negotiated transactions.

During the fiscal year ended March 31, 2013, the Company repurchased 1,013,655 shares of common stock under this Program at an average price of $56.86.  As of March 31, 2013, the remaining balance available under the program to repurchase shares was $12,316,000.

On May 7, 2013, the Board of Directors announced the approval of its fifth Stock Repurchase Program which authorized the Company to repurchase up to an additional $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of March 31, 2013: the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,480,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years. Certain of the options granted vest upon the achievement of certain performance based goals as well as service time incurred.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options:    A summary of the Company’s stock option activity is as follows:

	2013		2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	376,331	$55.10	472,446	$55.77	613,934	$47.37
Options granted	—	—	—	—	56,181	74.87
Options exercised	(50,505)	42.75	(75,714)	56.63	(197,669)	35.12
Options canceled or expired	(10,664)	65.72	(20,401)	65.01	—	—
Options outstanding, end of year	315,162	$56.72	376,331	$55.10	472,446	$55.77
Options exercisable, end of year	312,895	$56.68	370,400	$55.00	397,592	$53.06
Options available for grant	284,000		292,000		301,732
Weighted average fair value per share of options granted during the year		$—		$—		$26.21

The following summarizes certain data for options outstanding and exercisable at March 31, 2013:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding:	15,925	$11.58-$20.00	$14.43	0.88
	14,400	$20.01-$30.00	28.50	1.46
	14,629	$30.01-$40.00	39.06	1.09
	38,800	$40.01-$50.00	44.73	1.61
	47,278	$50.01-$60.00	53.36	2.71
	127,949	$60.01-$70.00	64.08	4.89
	56,181	$70.01-$75.82	74.87	7.42
	315,162	$11.58-$75.82	$56.72	4.08

Options exercisable:	15,925	$11.58-$20.00	$14.43
	14,400	$20.01-$30.00	28.50
	14,629	$30.01-$40.00	39.06
	38,800	$40.01-$50.00	44.73
	47,278	$50.01-$60.00	53.36
	125,682	$60.01-$70.00	64.13
	56,181	$70.01-$75.82	74.87
	312,895	$11.58-$75.82	$56.68

The total intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during fiscal 2013, 2012 and 2011 was $986,000, $1,815,000 and $10,121,000, respectively.   Non-vested stock option awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2013, there was no unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock plans.

The Company realizes a tax deduction upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised and/or sold. The Company receives an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant.  These tax benefits are credited to additional paid-in capital if it is considered more likely than not that they will be realized. During fiscal 2013, 2012 and 2011, a tax benefit (expense) of $135,000, ($303,000), and $3,730,000, respectively, was recorded to additional paid-in capital for exercises and/or sales of stock options or stock.

Restricted Stock and Restricted Stock Units:  The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock, stock options, and/or cash awards which vest upon the achievement of certain performance based goals as well as service time incurred. In fiscal years 2013, 2012 and 2011, the Company opted to issue this long term incentive plan with only a cash award which resulted in fewer restricted stock awards and stock options being granted.

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

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2013 there was $894,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average of 1.1 years.

A summary of the Company’s restricted stock and stock unit activity is as follows:

	2013		2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Unvested restricted stock and units outstanding, beginning of year	40,599	$68.63	32,882	$65.03	97,240	$60.78
Granted	19,657	61.00	24,006	73.03	5,106	83.79
Vested	(17,463)	68.08	(12,523)	68.70	(69,464)	60.45
Forfeited	(14,684)	63.71	(3,766)	65.07	—	—
Unvested restricted stock and units outstanding, end of year	28,109	$66.20	40,599	$68.63	32,882	$65.03

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

Geographical Data

All of the Company’s export sales originate from the United States.  At March 31, 2013, approximately 5% of the Company’s assets were in foreign countries.  The foreign assets were comprised of cash in foreign banks, and inventory in international depots for field replacements or systems shipped internationally but not accepted by fiscal year end.

The following table shows the breakdown of net sales and contract revenues to international and domestic customers based upon customer’s country of domicile and the major regions of international activity:

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2013		2012		2011
Domestic	$123,652	66%	$133,441	66%	$190,769	68%
International	63,028	34%	70,111	34%	87,807	32%
Net Sales and Contract Revenues	$186,680	100%	$203,552	100%	$278,576	100%

Middle East & Africa		54%		63%		84%
Americas — Non-US		29%		20%		2%
Asia / Pacific		13%		11%		7%
Europe		4%		6%		7%

In fiscal 2012, the Company had international sales to one country which accounted for 11% of the total sales of the Company.  In fiscal 2013, international sales to one individual country did not exceed 10% of total sales.

Major Customers:  Sales to major customers (representing in excess of 10% of consolidated revenues) consisted of the following:

Fiscal 2013:   $44,850,000 and $30,874,000, respectively, to two customers.

Fiscal 2012:   $46,167,000 to one customer.

Fiscal 2011:   $82,634,000, $32,316,000 and $31,072,000, respectively, to three customers.

Domestically, the Company’s primary client base is comprised of agencies of the U.S. government. Approximately 63%, 62% and 65% of the Company’s sales in fiscal 2013, 2012, and 2011 respectively, were derived from either (i) contracting directly with the U.S. government, or (ii) contracting with contractors working directly with the U.S. government. Certain of the Company’s contracts with the U.S. government provide the U.S. government with the standard unilateral right to terminate these contracts for convenience.   In each of the fiscal years ended March 31, 2012 and March 31, 2011, one of the Company’s contracts with the U.S. government was terminated in whole or in part for convenience by the U.S. government.  These terminations did not result in any material losses to the Company.  There were no terminations for convenience in the fiscal year ended March 31, 2013.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2013 and March 31, 2012:

(In thousands)	March 31, 2013	March 31, 2012
Level 1 — Financial Assets
U.S. Treasury bills	$—	$20,018
Money market funds	16,549	—
Total Level 1 Financial Assets	16,549	20,018
Level 2 — Financial Assets
Corporate debentures/bonds	75,572	78,169
Commercial paper	28,974	40,334
Government agency bonds	—	26,582
Money market funds	—	13,698
Certificates of deposit	4,000	5,731
Total Level 2 Financial Assets	108,546	164,514
Total cash equivalents and short-term investments	$125,095	$184,532

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2013:
Short-term investments:
Corporate debentures/bonds	$75,578	$14	$(20)	$75,572
Commercial paper	28,974	—	—	28,974
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$108,552	$14	$(20)	$108,546
Cash equivalents:
Money market funds	16,549	—	—	16,549
Total cash equivalents	$16,549	$—	$—	$16,549

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2012:
Short-term investments:
Corporate debentures/bonds	$78,176	$21	$(28)	$78,169
Commercial paper	40,331	3	—	40,334
Government agency bonds	26,573	9	—	26,582
Treasury bills	20,000	18	—	20,018
Certificates of deposit	5,729	2	—	5,731
Total short-term investments	$170,809	$53	$(28)	$170,834
Cash equivalents:
Money market funds	13,698	—	—	13,698
Total cash equivalents	$13,698	$—	$—	$13,698

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. At March 31, 2013, the Company had $27,241,000 of open purchase orders which are expected to be substantially fulfilled within the next two years. Certain single source vendors, or vendors producing custom material, require significant lead times from order to delivery of their material. Should the demand for the Company’s products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges related to these commitments, that could be material to the Company’s results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

Employment Agreements

On March 13, 2013, the Company signed an offer of employment with Charles P. Dougherty for the position of President and Chief Executive Officer.  Mr. Dougherty commenced employment on April 8, 2013.  Under the terms of this agreement, Mr. Dougherty is entitled to receive base compensation in the amount of $550,000 per year, a performance-based annual incentive bonus equal to 100% of his base compensation per year (guaranteed for the fiscal year ended March 31, 2014), and to participate in the long-term incentive program with awards equal to 200% of base compensation upon achievement of certain long-term strategic goals.  These awards may be comprised of restricted stock, stock options and/or cash as determined by the Compensation Committee of the Board of Directors.

Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for all employees.   Employees are eligible to participate on the first of the month following date of employment.  The Plan is funded by elective employee contributions of up to 100% of their compensation up to IRS limits. Under the Plan the Company at its discretion matches 50% of the first 6% of employee contributions for each participant in the form of Company common stock or cash. In fiscal 2011, the Company began matching employee’s contributions in cash instead of Company common stock as it had in prior years.  Expenses under the Plan, consisting of Company contributions which were made in Company stock or cash and Plan administrative expenses paid by the Company, totaled $1,091,000, $1,152,000 and $1,139,000, in 2013, 2012, and 2011 respectively.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

FOR THE YEARS ENDED MARCH 31, 2013 AND MARCH 31, 2012

(In thousands, except per share amounts)

	2013 by quarter				2012 by quarter
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Net sales and contract revenues	$47,344	$46,253	$50,803	$42,280	$51,103	$54,778	$57,907	$39,764
Gross profit	$21,473	$20,997	$22,700	$14,249	$23,902	$25,121	$26,445	$17,649
Operating income	$6,360	$9,597	$9,178	$1,133	$8,567	$10,205	$11,241	$1,936
Net income	$4,202	$6,399	$6,093	$760	$5,693	$6,851	$7,535	$1,343
Net income per share
— Basic	$0.47	$0.77	$0.74	$0.09	$0.62	$0.75	$0.84	$0.15
— Diluted	$0.47	$0.76	$0.73	$0.09	$0.61	$0.74	$0.84	$0.15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: June 7, 2013	By:	/s/ CHARLES P. DOUGHERTY
Charles P. Dougherty
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES P. DOUGHERTY	Director and President and Chief Executive Officer (Principal Executive Officer)	June 7, 2013
Charles P. Dougherty

/s/ KENNETH J. GALAZNIK	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 7, 2013
Kenneth J. Galaznik

/s/ DENIS R. BROWN	Chairman of the Board, Director	June 7, 2013
Denis R. Brown

/s/ JOHN A. GORDON	Director	June 7, 2013
John A. Gordon

/s/ HAMILTON W. HELMER	Director	June 7, 2013
Hamilton W. Helmer

/s/ DON R. KANIA	Director	June 7, 2013
Don R. Kania

/s/ MARK S. THOMPSON	Director	June 7, 2013
Mark S. Thompson

/s/ JENNIFER L. VOGEL	Director	June 7, 2013
Jennifer L. Vogel

/s/ CARL W. VOGT	Director	June 7, 2013
Carl W. Vogt

EXHIBIT INDEX

Exhibit Number		Description of Exhibit (and Statement of Incorporation by Reference, If Applicable)

3.1

Restated Articles of Organization of the Company, as amended, including Certificate of Designation, Preferences, and Rights of Preferred Stock of the Company, dated April 16, 2008 (filed as Exhibit 3.1 to the Company’s filing on Form 10-K dated June 9, 2010 and incorporated herein by reference)

3.5	†	Amended and Restated By-laws of the Company
4.2

Rights Agreement, dated April 17, 2008, between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s filing on Form 8-A12B filed on April 18, 2008 and incorporated herein by reference)

10.1	*	1998 Non-Qualified Stock Option Plan (filed as Exhibit (10)(b)(xiii) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 and incorporated herein by reference)
10.2		Lease of Billerica property (filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)
10.3		Amendment to Lease of Billerica property (filed as Exhibit 10(c)(ii) to the Company’s Annual Report on Form 10-K for the year ended March 28, 1997 and incorporated herein by reference)
10.4	*	1999 Combination Stock Option Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-91801, filed on November 30, 1999 and incorporated herein by reference)
10.5	*	2000 Combination Stock Option Plan (filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A filed on August 18, 2000 and incorporated herein by reference)
10.6	*	2002 Combination Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-102338, filed on January 3, 2003 and incorporated herein by reference)
10.7

Second Amendment of Lease of 829 Middlesex Turnpike, Billerica, Massachusetts (filed as Exhibit 10(c)(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference)

10.8	*

Amendment of 2002 Combination Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-102338, filed on January 3, 2003 and incorporated herein by reference)

10.9	*	2003 Stock Plan for Non-Employee Directors (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-117843, filed on July 30, 2004 and incorporated herein by reference)
10.10	*	Amendment to 2003 Stock Plan for Non-Employee Directors (filed as Exhibit 10(c)(xx) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference)
10.14	*	2005 Equity and Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-162291, filed on October 2, 2009 and incorporated herein by reference)
10.11	*

Form of Stock Option Agreement (ISO) under the Company’s 2005 Equity and Incentive Plan (filed as Exhibit 10(c)(xxvi) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

10.12	*

Form of Stock Option Agreement (NQ) under the Company’s 2005 Equity and Incentive Plan (filed as Exhibit 10(c)(xxvi) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and incorporated herein by reference)

10.13

Third Amendment of Lease of 829 Middlesex Turnpike, Billerica, Massachusetts (filed as Exhibit 10(c)(xxviii) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2007 and incorporated herein by reference)

10.14	*

Form of Restricted Stock Agreement (Performance) under the Company’s 2005 Equity and Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.15	*

Form of Incentive Stock Agreement (Performance) under the Company’s 2005 Equity and Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.16	*

Form of Long-Term Incentive Plan Agreement — Cash Component (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference)

10.17

American Science and Engineering, Inc. 401(k) and Profit Sharing Plan (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated July 25, 2008 and incorporated herein by reference)

10.18	*

Form of Restricted Stock Agreement (Performance) under the Company’s 2005 Equity and Incentive Plan (filed as Exhibit 10.41 to the Company’s filing on Form 10-K dated June 9, 2010 and incorporated herein by reference)

10.19	*

Form of Nonstatutory Stock Option Agreement (Performance) under the Company’s 2005 Equity and Incentive Plan (filed as Exhibit 10.42 to the Company’s filing on Form 10-K dated June 9, 2010 and incorporated herein by reference)

10.20	*	Form of Long-Term Incentive Plan Agreement — Cash Component (filed as Exhibit 10.43 to the Company’s filing on Form 10-K dated June 9, 2010 and incorporated herein by reference)
10.21

Form of Non-Employee Director Restricted Stock Award Agreement under the Company’s 2005 Equity and Incentive Plan (filed as Exhibit 10.44 to the Company’s filing on Form 10-K dated June 9, 2010 and incorporated herein by reference)

10.22

Form of Non-Statutory Stock Option Agreement For Directors under the Company’s 2005 Equity and Incentive Plan (filed as Exhibit 10.45 to the Company’s filing on Form 10-K dated June 9, 2010 and incorporated herein by reference)

10.23	*

Form of Indemnification Agreement between the Company and each of its directors and executive officers (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated September 8, 2010 and incorporated herein by reference)

10.24	*

Form of Restricted Stock Agreement (Time Vesting) under the Company’s 2005 Equity and Incentive Plan (filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 and incorporated herein by reference)

10.25

Fourth Amendment of Lease of 829 Middlesex Turnpike, Billerica, Massachusetts dated January 18, 2011 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012 and incorporated herein by reference)

10.26	*	Form of Short Term Incentive Bonus Plan Documents for fiscal year 2013 (filed as Exhibit 10.1 to the Company’s filing on Form 10-Q dated November 7, 2012 and incorporated herein by reference)
10.27	*

Amendment to Employment Agreement between the Company and Anthony Fabiano dated September 17, 2012 (filed as Exhibit 10.2 to the Company’s filing on Form 10-Q dated November 7, 2012 and incorporated herein by reference)

10.28	*

Offer Letter, dated March 13, 2013, between American Science and Engineering, Inc. and Charles P. Dougherty (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated March 13, 2013 and incorporated herein by reference)

10.29	*	Change in Control & Severance Agreement for Chief Executive Officer (filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated March 13, 2013 and incorporated herein by reference)
10.30	*

Form of Change in Control & Severance Benefit Agreement, as Amended and Restated, effective April 1, 2013 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated April 4, 2013 and incorporated herein by reference)

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
101

The following materials from the Annual Report on Form 10-K of American Science and Engineering, Inc. for the year ended March 31, 2013, filed on June 7, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statement of Changes in Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

†   Filed herewith

*   Management contract or compensatory plan