Form 10-Q
period 2013-06-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2013-08-05
CIK 5768

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of July 31, 2013 was 7,814,490.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	June 30, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$82,062	$40,418
Restricted cash and investments	14,455	12,618
Short-term investments, at fair value	60,412	108,546
Accounts receivable, net of allowances of $420 and $351 at June 30, 2013 and March 31, 2013, respectively	25,269	28,477
Unbilled costs and fees	5,230	4,875
Inventories, net	50,375	48,051
Prepaid expenses and other current assets	6,671	8,829
Deferred income taxes	3,155	3,155
Total current assets	247,629	254,969
Building, equipment and leasehold improvements, net	15,867	16,451
Restricted cash and investments	859	899
Deferred income taxes	8,325	8,325
Other assets, net	1,004	805
Total assets	$273,684	$281,449

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,004	$8,371
Accrued salaries and benefits	9,158	9,974
Accrued warranty costs	364	397
Accrued income taxes	2,938	2,094
Deferred revenue	15,107	15,770
Customer deposits	20,965	16,199
Current portion of lease financing liability	1,495	1,489
Other current liabilities	12,440	14,194
Total current liabilities	71,471	68,488
Lease financing liability, net of current portion	2,539	2,914
Deferred revenue	4,825	5,535
Other long-term liabilities	204	267
Total liabilities	79,039	77,204
Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized 7,814,490 and 7,980,202shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	5,208	5,320
Capital in excess of par value	31,013	41,458
Accumulated other comprehensive loss, net	(30)	(4)
Retained earnings	158,454	157,471
Total stockholders’ equity	194,645	204,245
Total liabilities and stockholders’ equity	$273,684	$281,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

		For the Three Months Ended
	(In thousands, except per share amounts)	June 30, 2013	June 30, 2012
	Net sales and contract revenues:
	Net product sales and contract revenues	$21,280	$25,709
	Net service revenues	21,804	21,635
	Total net sales and contract revenues	43,084	47,344

	Cost of sales and contracts:
	Cost of product sales and contracts	12,553	15,124
	Cost of service revenues	11,384	10,747
	Total cost of sales and contracts	23,937	25,871
	Gross profit	19,147	21,473

	Expenses:
	Selling, general and administrative expenses	7,409	7,998
	Research and development costs	4,414	7,115
	Total operating expenses	11,823	15,113

	Operating income	7,324	6,360

	Other income (expense):
	Interest and investment income	94	207
	Interest expense	(15)	(20)
	Other, net	(87)	(180)
	Total other income (expense)	(8)	7
	Income before provision for income taxes	7,316	6,367
	Provision for income taxes	2,451	2,165
	Net income	$4,865	$4,202
	Other comprehensive loss:
	Unrealized loss on available for sale securities (net of tax)	(26)	(36)
	Comprehensive income	$4,839	$4,166

Income per share	—Basic	$0.62	$0.47
	—Diluted	$0.62	$0.47

Weighted average shares	—Basic	7,842	8,853
	—Diluted	7,882	8,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
(In thousands)	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$4,865	$4,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,291	1,246
Provisions for contracts, inventory and accounts receivable reserves	32	949
Amortization of bond premium	470	769
Stock compensation expense	308	258
Changes in assets and liabilities:
Accounts receivable	3,139	(1,153)
Unbilled costs and fees	(355)	(5,313)
Inventories	(2,287)	387
Prepaid expenses and other assets	1,959	2,333
Accounts payable	633	(302)
Accrued income taxes	844	—
Customer deposits	4,766	2,469
Deferred revenue	(1,373)	(1,733)
Accrued expenses and other liabilities	(2,666)	(1,028)
Net cash provided by operating activities	11,626	3,084

Cash flows from investing activities:
Purchases of short-term investments	—	(31,513)
Proceeds from sales and maturities of short-term investments	47,638	37,341
Purchases of property and equipment, net	(707)	(1,114)
Net cash provided by investing activities	46,931	4,714

Cash flows from financing activities:
(Increase) decrease in restricted cash and investments	(1,797)	1,477
Proceeds from exercise of stock options	1,452	112
Repurchase of shares of common stock	(12,306)	(19,591)
Repayment of leasehold financing liability	(369)	(333)
Payment of common stock dividend	(3,893)	(4,474)
Net cash used for financing activities	(16,913)	(22,809)

Net increase (decrease) in cash and cash equivalents	41,644	(15,011)
Cash and cash equivalents at beginning of period	40,418	24,369
Cash and cash equivalents at end of period	$82,062	$9,358

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, or fiscal 2013, as filed with the Securities and Exchange Commission on June 7, 2013.

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

Occasionally, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the product has been segregated from the Company’s inventories and cannot be used to fill other orders received.  There was no product being held under such arrangements at June 30, 2013 or March 31, 2013.

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2013.  There have been no changes to the Company’s critical accounting policies during the three months ended June 30, 2013.

Stock Repurchase Program

In May 2012, the Board of Directors approved its third Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market.  This repurchase program was completed in August 2012.  On August 2, 2012, the Board of Directors announced the approval of a fourth Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of additional shares of its common stock from time to time on the open market or in privately negotiated transactions.  On May 7, 2013, the Board of Directors announced the approval of its fifth Stock Repurchase Program which authorizes the Company to repurchase up to another $35.0 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.

During the three months ended June 30, 2013, a total of 201,192 shares were repurchased and retired at an average price of $61.16 per share.  As of June 30, 2013, the stock repurchase program authorized in August 2012 was completed and the maximum dollar value of shares that may still be purchased under the May 2013 stock repurchase program was $35,000,000.

Dividends

	Three Months Ended
(In thousands)	June 30, 2013	June 30, 2012
Dividends declared	$0.50	$0.50
Dividends paid	$0.50	$0.50

On August 5, 2013, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on September 3, 2013 to all shareholders of record at the close of business on August 19, 2013.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts and unbilled receivables.  At times, the Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The Company’s credit risk is managed by investing its cash in investment grade corporate debentures/bonds, U.S. government agency bonds, commercial paper, U.S. treasury bills, money market funds, and certificates of deposit.

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

The Company recognized $308,000 and $258,000 of stock-based compensation costs for the three months ended June 30, 2013 and June 30, 2012, respectively. The income tax expense recognized related to the compensation costs for the three months ended June 30, 2013 and June 30, 2012 was approximately $99,000 and $88,000, respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statement of operations:

	Three Months Ended
(In thousands)	June 30, 2013	June 30, 2012
Cost of revenues	$113	$58
Selling, general and administrative expenses	195	200
Total stock-based compensation expense before tax	$308	$258

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock plans outstanding as of June 30, 2013: the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,480,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years. Certain of the options granted vest upon the achievement of certain performance based goals as well as service time incurred.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the three months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 31, 2013	315,162	$56.72	4.08
Grants	—	—
Exercises	(35,012)	41.48		$676,000
Cancellations	(2,155)	61.37
Options outstanding at June 30, 2013	277,995	$58.60	3.96
Options exercisable at June 30, 2013	276,181	$58.58

Information related to the stock options outstanding as of June 30, 2013 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$11.58 - $20.00	14,075	0.69	$14.81	14,075	$14.81
$20.01 - $30.00	13,200	1.22	28.50	13,200	28.50
$30.01 - $40.00	8,629	1.43	39.06	8,629	39.06
$40.01 - $50.00	18,800	2.69	47.26	18,800	47.26
$50.01 - $60.00	41,316	2.50	53.42	41,316	53.42
$60.01 - $70.00	125,794	4.27	64.13	123,980	64.17
$70.01 - $75.82	56,181	6.63	74.87	56,181	74.87
$11.58 - $75.82	277,995	3.96	$58.60	276,181	$58.58

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

There were no options granted in the three month period ended June 30, 2013 or June 30, 2012.

As of June 30, 2013, there was no remaining unrecognized compensation costs related to options granted. Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

The Company has instituted long-term incentive plans for certain key employees. These plans call for the issuance of restricted stock, restricted stock options, and/or cash incentives which vest or are paid upon the achievement of certain performance-based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually the non-employee directors are granted restricted stock. Restricted stock shares granted to our non-employee directors vest on a pro-rata basis on service time performed over a one-year period.  The fair values of restricted stock awards are equal to the market price per share of the Company’s common stock on the date of grant.

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2013, there was $550,000 of total unrecognized compensation costs related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. These costs are expected to be recognized over a weighted average period of less than one year.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the three months ended June 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2013	28,109	$66.20
Granted	729	61.99
Vested	(6,601)	71.85
Forfeited	(2,261)	61.33
Outstanding at June 30, 2013	19,976	$64.74

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

The components of inventories at June 30, 2013 and March 31, 2013 were as follows:

(In thousands)	June 30, 2013	March 31, 2013
Raw materials, completed sub-assemblies, and spare parts	$19,919	$21,450
Work-in-process	25,130	21,129
Finished goods	5,326	5,472
Total	$50,375	$48,051

4.              INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended June 30, 2013 and June 30, 2012, common stock equivalents of 184,000 and 202,000, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended
(In thousands except per share amounts)	June 30, 2013	June 30, 2012
Earnings Per Share - Basic:
Net income	$4,865	$4,202
Weighted average number of common shares outstanding — basic	7,842	8,853
Net income per share — basic	$0.62	$0.47
Earnings Per Share - Diluted:
Net income	$4,865	$4,202
Weighted average number of common shares outstanding	7,842	8,853
Assumed exercise of stock options and restricted stock units, using the treasury stock method	40	52
Weighted average number of common and potential common shares outstanding — diluted	7,882	8,905
Net income per share — diluted	$0.62	$0.47

5.              LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations; the probability of which management believes is low.  As of June 30, 2013, the Company had outstanding $28,845,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 72% of the outstanding letters of credit, resulting in a restricted cash and investments balance of $15,314,000 at June 30, 2013, of which $859,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

Financial assets are categorized based on the inputs to the valuation techniques as follows:

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

The following table presents the financial assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2013 and March 31, 2013:

(In thousands)	June 30, 2013	March 31, 2013
Level 1 — Financial Assets
Money market funds	$65,188	$16,549
Total Level 1 Financial Assets	65,188	16,549
Level 2 — Financial Assets
Corporate debentures/bonds	48,420	75,572
Commercial paper	7,992	28,974
Certificates of deposit	4,000	4,000
Total Level 2 Financial Assets	60,412	108,546
Total cash equivalents and short-term investments	$125,600	$125,095

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of June 30, 2013, all of the Company’s available-for-sale securities had contractual maturities of fifteen months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three months ended June 30, 2013 and June 30, 2012, respectively. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income, as disclosed in the condensed consolidated statements of operations and comprehensive income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013:
Short-term investments:
Corporate debentures/bonds	$48,452	$1	$(33)	$48,420
Commercial paper	7,992	—	—	7,992
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$60,444	$1	$(33)	$60,412
Cash equivalents:
Money market funds	$65,188	—	—	$65,188
Total cash equivalents	$65,188	$—	$—	$65,188

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013:
Short-term investments:
Corporate debentures/bonds	$75,578	$14	$(20)	$75,572
Commercial paper	28,974	—	—	28,974
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$108,552	$14	$(20)	$108,546
Cash equivalents:
Money market funds	16,549	—	—	16,549
Total cash equivalents	$16,549	$—	$—	$16,549

7.              INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, and recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company evaluates the need for a valuation allowance against its net deferred tax assets at period end based upon its three year cumulative income and its projections of future income, and records a valuation allowance against any net deferred tax assets if it is more likely than not that they will not be realized.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2010 through 2012 and for various state taxing authorities for the years ending March 31, 2009 through 2012.  The Company is currently under examination for the tax year ended March 31, 2011.  Management does not believe that the examination will have a material impact on the Company’s financial position or results of operations.

In April 2013, the Company settled an outstanding refund receivable with the Massachusetts Department of Revenue for tax years ending March 31, 2006 through 2008 related to its sales apportionment methodology.  The Company received proceeds of approximately $1,500,000 related to this settlement which had been recorded as a receivable at March 31, 2013.

8.              GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended
(In thousands)	June 30, 2013	June 30, 2012
Warranty accrual at beginning of period	$397	$358
Accruals for warranties issued during the period	105	123
Adjustment of preexisting accrual estimates	(15)	96
Warranty costs incurred during period	(123)	(220)
Warranty accrual at end of period	$364	$357

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

Overview

Overview American Science and Engineering, Inc. develops and manufactures X-ray inspection systems for homeland security, force protection, and other critical defense applications.  We provide maintenance, warranty, engineering, and training services related to these products.

Our primary technologies are Z Backscatter technology which is used to detect explosives, illegal drugs, and other contraband even when concealed in complex backgrounds; and other technologies that expand the detection capability of our products beyond the material discrimination features of the Z Backscatter technology to include the penetration capability of high-energy transmission X-rays for dense cargos and/or other detection techniques, such as radioactive threat detection.

Net sales and contract revenues for the first quarter of fiscal year ending March 31, 2014, or fiscal 2014, decreased to $43,084,000 compared to revenues of $47,344,000 for the first quarter of fiscal 2013. We reported operating income of $7,324,000 for the first quarter of fiscal 2014 compared to $6,360,000 for the first quarter of fiscal 2013.  Net income for the first quarter of fiscal 2014 was $4,865,000 ($0.62 per share, on a diluted basis) compared to net income of $4,202,000 ($0.47 per share, on a diluted basis) for the first quarter of fiscal 2013. These results represent a 9% decrease in revenues, a 16% increase in net income, and a $0.15 increase in earnings per share when compared to results for the first quarter of fiscal 2013.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2013 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 7, 2013.  There have been no changes to our critical accounting policies during the three month period ended June 30, 2013.

Results of Operations

Net revenues for the first quarter of fiscal 2014 decreased by $4,260,000 to $43,084,000 compared to the revenues of $47,344,000 for the corresponding prior period.  This decrease is attributable primarily to a decrease of $4,429,000 in product sales and contract revenues from the prior period.  The product revenue decrease was due primarily to a decrease of $5,834,000 in Mobile Cargo Inspection System revenues attributable to a lower volume of systems delivered as compared to the prior period as well as a decrease in average selling price per unit in the current period due to the mix of product models delivered in the period.  There was also a decrease of $1,325,000 in aftermarket parts revenues on lower volume.  These decreases were offset in part by an increase of $2,389,000 in Cargo Inspection System revenues as compared to the corresponding prior year period due to an increase in the number of systems accepted in the period as compared to the prior period.  Custom Product revenues and Parcel and Personnel Screening Inspection System revenues remained relatively consistent to the prior period.  Service revenues increased by $169,000 to $21,804,000 compared to the first quarter of fiscal 2013.

Total cost of sales and contracts for the first quarter of fiscal 2014 decreased by $1,934,000 to $23,937,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $2,571,000 to $12,553,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues was 59% of revenues in both the current period and the corresponding period in the prior year.  Although gross margin was flat, the Company had lower inventory reserve costs as compared to the prior period offset by higher costs incurred on certain international contracts.  The cost of service revenues for the quarter ended June 30, 2013 increased by $637,000 to $11,384,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 52% of revenues from 50% of revenues in the corresponding period due primarily to increased material and expenses incurred on certain fixed price contracts during the period.

Selling, general and administrative expenses for the first quarter of fiscal 2014 decreased by $589,000 to $7,409,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 17% of revenues in both the current period and the corresponding period in the prior year.  The decrease in selling, general and administrative expenses from the prior period was primarily the result of a decrease in incentive compensation expense of $678,000 due primarily to a reversal of expense related to certain executive long-term incentive programs.  In addition, there was a decrease in payroll and payroll-related costs of $82,000 attributable to decreased headcount.  Offsetting these decreases in the quarter were increases in legal expenses of $221,000 due primarily to litigation costs incurred on a patent dispute which was settled in the Company’s favor after quarter end.

Company funded research and development expenses for the first quarter of fiscal 2014 decreased by $2,701,000 to $4,414,000 as compared to the corresponding period a year ago.  Research and development expenses represented 10% of revenues in the current quarter as compared to 15% for the corresponding period in the prior year.  The reduction in research and development expenses from the prior year is due to both a reduction in headcount which occurred in fiscal 2013 as well as the allocation of certain engineering resources to revenue producing contracts during the quarter.

Other income (expense) was $8,000 of expense for the first quarter of fiscal 2013 as compared to $7,000 of income for the corresponding period a year ago.

We reported pre-tax income of $7,316,000 in the first quarter of fiscal 2014 as compared to pre-tax income of $6,367,000 in the corresponding period due to the factors described above.

Our effective tax rate was 33.5% in the three month period ended June 30, 2013 and 34.0% for the corresponding period a year ago.  The decrease in the effective tax rate in the current year is due primarily to increases in projected manufacturing deductions for the year.

We had net income of $4,865,000 for the first quarter of fiscal 2014 as compared to net income of $4,202,000 in the first quarter of fiscal 2013.  The significant factors contributing to these results are noted in the above sections.

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

Summary of Cash Activities

Cash and cash equivalents increased by $41,644,000 to $82,062,000 at June 30, 2013 compared to $40,418,000 at March 31, 2013. This increase is attributable primarily to:

1)             net income of $4,865,000 for the period adjusted for $2,101,000 in non-cash expenditures which included depreciation expense, stock based compensation, amortization of bond premiums, contract losses and inventory and accounts receivable reserves;

2)             net proceeds from sales and maturities of short-term investments of $47,638,000;

3)             an increase of $4,766,000 in customer deposits during the period due to the timing of milestone payments on certain fixed price contracts;

4)             a decrease of $3,139,000 in accounts receivable from year end; and

5)             a decrease of $1.959,000 in prepaid expenses and other assets due primarily to the settlement of the abatement claim with the Massachusetts Department of Revenue.

Offsetting these inflows were cash outflows including:

1)             the repurchase of 201,192 shares of the Company’s common stock for $12,306,000 during the period;

2)             the payment of $3,893,000 in common stock dividends during the period as part of our quarterly dividend program;

3)             a net increase of $1,797,000 in restricted cash and investments due to an increase in the amount of outstanding letters of credit; and

4)             an increase of $2,287,000 in inventory from the year end.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.  As of June 30, 2013, we had outstanding $28,845,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 72% of the outstanding letters of credit, resulting in a restricted cash and investments balance of $15,314,000 at June 30, 2013 of which $859,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year.  For further information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the Securities and Exchange Commission on June 7, 2013.

ITEM 4 — CONTROLS AND PROCEDURES

a)             Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reviewed and evaluated the effectiveness of our Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)             Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2013 as filed with the Securities and Exchange Commission on June 7, 2013. There have been no material changes from the factors disclosed in our Form 10-K for the year ended March 31, 2013, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases during the quarter ended June 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Quarter Ended June 30, 2013	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
April 1 — April 30	138,000	$60.99	138,000	$3,892,000
May 1 — May 31	63,192	61.54	63,192	$35,000,000
June 1 — June 30	—	—	—	$35,000,000
Total	201,192	$61.16	201,192

(1)         On May 7, 2013, the Board of Directors announced the approval of additional Stock Repurchase Program which authorizes the Company to repurchase up to another $35.0 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: August 5, 2013	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at June 30, 2013 and March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.+

*  Filed herewith.

+  Furnished herewith.