Form 10-Q
period 2013-09-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2013-11-12
CIK 5768

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of October 31, 2013 was 7,849,170.

Part I — Financial Information
Item 1 — Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets — September 30, 2013 and March 31, 2013	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income — For the three and six months ended September 30, 2013 and September 30, 2012	4
Unaudited Condensed Consolidated Statements of Cash Flows — For the six months ended September 30, 2013 and September 30, 2012	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 — Quantitative and Qualitative Disclosure About Market Risk	15
Item 4 — Controls and Procedures	15
Part II — Other Information
Item 1A — Risk Factors	16
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6 —Exhibits	16
Signatures	17

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	September 30, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$86,469	$40,418
Restricted cash and investments	13,878	12,618
Short-term investments, at fair value	68,501	108,546
Accounts receivable, net of allowances of $319 and $351 at September 30, 2013 and March 31, 2013, respectively	21,019	28,477
Unbilled costs and fees	4,870	4,875
Inventories, net	50,808	48,051
Prepaid expenses and other current assets	7,165	8,829
Deferred income taxes	1,582	3,155
Total current assets	254,292	254,969
Building, equipment and leasehold improvements, net	15,087	16,451
Restricted cash and investments	861	899
Deferred income taxes	8,004	8,325
Other assets, net	829	805
Total assets	$279,073	$281,449

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,244	$8,371
Accrued salaries and benefits	8,522	9,974
Accrued warranty costs	345	397
Accrued income taxes	—	2,094
Deferred revenue	13,974	15,770
Customer deposits	28,930	16,199
Current portion of lease financing liability	1,500	1,489
Other current liabilities	11,994	14,194
Total current liabilities	76,509	68,488
Lease financing liability, net of current portion	2,161	2,914
Deferred revenue	4,254	5,535
Other long-term liabilities	215	267
Total liabilities	83,139	77,204
Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized 7,833,192 and 7,980,202 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	5,222	5,320
Capital in excess of par value	31,397	41,458
Accumulated other comprehensive income (loss), net	29	(4)
Retained earnings	159,286	157,471
Total stockholders’ equity	195,934	204,245
Total liabilities and stockholders’ equity	$279,073	$281,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales and contract revenues:
Net product sales and contract revenues	$22,208	$25,084	$43,488	$50,793
Net service revenues	21,608	21,169	43,412	42,804
Total net sales and contract revenues	43,816	46,253	86,900	93,597

Cost of sales and contracts:
Cost of product sales and contracts	14,341	15,493	26,894	30,617
Cost of service revenues	10,269	9,763	21,653	20,510
Total cost of sales and contracts	24,610	25,256	48,547	51,127
Gross profit	19,206	20,997	38,353	42,470

Expenses:
Selling, general and administrative expenses	6,913	4,895	14,322	12,893
Research and development costs	5,172	6,505	9,586	13,620
Total operating expenses	12,085	11,400	23,908	26,513
Operating income	7,121	9,597	14,445	15,957

Other income (expense):
Interest and investment income	75	175	169	382
Interest expense	(14)	(19)	(29)	(39)
Other, net	(56)	(58)	(143)	(238)
Total other income (expense)	5	98	(3)	105
Income before provision for income taxes	7,126	9,695	14,442	16,062
Provision for income taxes	2,387	3,296	4,838	5,461
Net income	$4,739	$6,399	$9,604	$10,601
Other comprehensive income:
Unrealized gain on available for sale securities (net of tax)	60	40	34	4
Comprehensive income	$4,799	$6,439	$9,638	$10,605
Income per share — Basic	$0.61	$0.77	$1.23	$1.23
Income per share — Diluted	$0.60	$0.76	$1.22	$1.22
Weighted average shares — Basic	7,820	8,364	7,831	8,609
Weighted average shares — Diluted	7,851	8,418	7,866	8,662
Dividends declared per share	$0.50	$0.50	$1.00	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
(In thousands)	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$9,604	$10,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,613	2,535
Provisions for contracts, inventory and accounts receivable reserves	1,543	1,223
Amortization of bond premium	855	1,486
Stock compensation expense (credit)	641	(104)
Deferred income taxes	1,894	—
Changes in assets and liabilities:
Accounts receivable	7,490	(2,404)
Unbilled costs and fees	5	366
Inventories	(4,332)	(226)
Prepaid expenses and other assets	1,640	613
Accounts payable	2,873	(897)
Accrued income taxes	(2,094)	991
Customer deposits	12,731	6,309
Deferred revenue	(3,077)	(3,934)
Accrued expenses and other liabilities	(3,756)	(1,234)
Net cash provided by operating activities	28,630	15,325

Cash flows from investing activities:
Purchases of short-term investments	(18,311)	(53,362)
Proceeds from sales and maturities of short-term investments	57,534	96,540
Purchases of property and equipment, net	(1,249)	(2,007)
Net cash provided by investing activities	37,974	41,171

Cash flows from financing activities:
Increase in restricted cash and investments	(1,222)	(1,348)
Proceeds from exercise of stock options	1,497	282
Repurchase of shares of common stock	(12,306)	(34,967)
Repayment of leasehold financing liability	(742)	(667)
Payment of common stock dividend	(7,800)	(8,621)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	20	—
Net cash used for financing activities	(20,553)	(45,321)

Net increase in cash and cash equivalents	46,051	11,175
Cash and cash equivalents at beginning of period	40,418	24,369
Cash and cash equivalents at end of period	$86,469	$35,544

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

Occasionally, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the product has been segregated from the Company’s inventories and cannot be used to fill other orders received.  There was no product being held under such arrangements at September 30, 2013 or March 31, 2013.

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2013.  There have been no changes to the Company’s critical accounting policies during the three or six months ended September 30, 2013.

Stock Repurchase Program

On August 2, 2012, the Board of Directors announced the approval of the Company’s fourth Stock Repurchase Program which authorized the Company to repurchase up to $35.0 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.  On May 7, 2013, the Board of Directors announced the approval of its fifth Stock Repurchase Program which authorizes the Company to repurchase up to another $35.0 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.

The Company completed its purchases under the August 2012 Stock Repurchase Program in May 2013.  During the three months ended September 30, 2013, the Company made no additional share repurchases.  As of September 30, 2013, the maximum dollar value of shares that may still be purchased under the May 2013 Stock Repurchase Program was $35,000,000.

Dividends

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Dividends declared	$0.50	$0.50	$1.00	$1.00
Dividends paid	$0.50	$0.50	$1.00	$1.00

On November 12, 2013, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on December 2, 2013 to all shareholders of record at the close of business on November 20, 2013.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

The Company recognized $333,000 and $(362,000) of stock-based compensation costs (credits) for the three months ended September 30, 2013 and September 30, 2012, respectively. The Company recognized $641,000 and $(104,000) of stock-based compensation costs (credits) for the six months ended September 30, 2013 and September 30, 2012, respectively. The credits for the three and six months ended September 30, 2012 include a reversal of certain incentive compensation plan costs previously accrued, which were terminated as a result of the retirement of our former Chief Executive Officer in September of 2012.  The income tax (expense) benefit recognized related to the compensation costs (credits) for the three months ended September 30, 2013 and September 30, 2012 was approximately $112,000 and $(123,000), respectively.  The income tax (expense) benefit recognized related to the compensation costs (credits) for the six months ended September 30, 2013 and September 30, 2012 was approximately $211,000 and $(35,000), respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations and comprehensive income:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of revenues	$104	$86	$217	$144
Selling, general and administrative	229	(448)	424	(248)
Total share-based compensation expense (credits) before tax	$333	$(362)	$641	$(104)

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock plans outstanding as of September 30, 2013: the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,480,000 shares authorized for issuance pursuant to equity awards under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years. Certain of the options granted vest upon the achievement of certain performance based goals as well as service time incurred.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the six months ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life	Aggregate Intrinsic Value

Options outstanding at March 31, 2013	315,162	$56.72	4.08
Grants	—	—
Exercises	(37,037)	40.41		$750,000
Cancellations	(5,345)	43.66
Options outstanding at September 30, 2013	272,780	$59.19	3.78
Options exercisable at September 30, 2013	270,966	$59.17

Information related to the stock options outstanding as of September 30, 2013 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$11.58 - $20.00	10,750	0.57	$15.80	10,750	$15.80
$20.01 - $30.00	13,200	0.96	28.50	13,200	28.50
$30.01 - $40.00	8,629	1.18	39.06	8,629	39.06
$40.01 - $50.00	18,200	2.47	47.28	18,200	47.28
$50.01 - $60.00	41,316	2.23	53.42	41,316	53.42
$60.01 - $70.00	124,504	4.07	64.16	122,690	64.20
$70.01 - $75.82	56,181	6.38	74.87	56,181	74.87
$11.58 - $75.82	272,780	3.78	$59.19	270,966	$59.17

The Company deems the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of stock-based awards. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock-based award; (2) the expected future stock volatility over the expected term; (3) a risk-free interest rate; and (4) the expected dividend yield. The expected term represents the expected period of time that the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk-free interest rate is based on the U.S. Zero-Bond rate. The expected dividend yield is based on the assumption that the Company would continue paying dividends on its common stock at the same rate for the foreseeable future.

There were no options granted in the three or six month periods ended September 30, 2013 or September 30, 2012.

As of September 30, 2013, there was no remaining unrecognized compensation cost related to options granted. Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

Restricted Stock and Restricted Stock Units

The Company has instituted long-term incentive plans for certain key employees. These plans call for the issuance of restricted stock, restricted stock units, restricted stock options, and/or cash incentives which vest or are paid upon the achievement of certain performance-based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually the non-employee directors are granted restricted stock. Restricted stock shares granted to our non-employee directors vest on a pro-rata basis on service time performed over a one-year period.  The fair values of the restricted stock and restricted stock unit awards are equal to the market price per share of the Company’s common stock on the date of grant.

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 30, 2013, there was $1,117,000 of total unrecognized compensation costs related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. These costs are expected to be recognized over a weighted average period of less than one year.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the six months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2013	28,109	$66.20
Granted	16,606	57.49
Vested	(12,399)	67.81
Forfeited	(2,261)	61.33
Outstanding at September 30, 2013	30,055	$61.10

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

The components of inventories at September 30, 2013 and March 31, 2013 were as follows:

(In thousands)	September 30, 2013	March 31, 2013
Raw materials, completed sub-assemblies, and spare parts	$16,534	$21,450
Work-in-process	30,349	21,129
Finished goods	3,925	5,472
Total	$50,808	$48,051

4.              INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended September 30, 2013 and September 30, 2012, common stock equivalents of 181,000 and 191,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the six months ended September 30, 2013 and September 30, 2012, common stock equivalents of 181,000 and 190,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income Per Share
Basic:
Net income	$4,739	$6,399	$9,604	$10,601
Weighted average number of common shares outstanding — basic	7,820	8,364	7,831	8,609
Net income per share — basic	$0.61	$0.77	$1.23	$1.23
Diluted:
Net income	$4,739	$6,399	$9,604	$10,601
Weighted average number of common shares outstanding	7,820	8,364	7,831	8,609
Assumed exercise of stock options and restricted stock units, using the treasury stock method	31	54	35	53
Weighted average number of common and potential common shares outstanding — diluted	7,851	8,418	7,866	8,662
Net income per share — diluted	$0.60	$0.76	$1.22	$1.22

5.              LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which management believes is low.  As of September 30, 2013, the Company had outstanding $27,737,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 76% of the outstanding letters of credit, resulting in restricted cash and investments balance of $14,739,000 at September 30, 2013, of which $861,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

The following table presents the financial assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2013 and March 31, 2013:

(In thousands)	September 30, 2013	March 31, 2013
Level 1 — Financial Assets
Money market funds	$57,115	$16,549
Total Level 1 Financial Assets	57,115	16,549
Level 2 — Financial Assets
Corporate debentures/bonds	42,184	75,572
Government agency bonds	18,321	—
Commercial paper	3,996	28,974
Certificates of deposit	4,000	4,000
Total Level 2 Financial Assets	68,501	108,546
Total cash equivalents and short-term investments	$125,616	$125,095

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of September 30, 2013, all of the Company’s available-for-sale securities had contractual maturities of sixteen months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three or six months ended September 30, 2013 and September 30, 2012, respectively. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income, as disclosed in the condensed consolidated statements of operations and comprehensive income.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013:
Short-term investments:
Corporate debentures/bonds	$42,169	$20	$(5)	$42,184
Government agency bonds	18,309	12	—	18,321
Commercial paper	3,996	—	—	3,996
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$68,474	$32	$(5)	$68,501
Cash equivalents:
Money market funds	57,115	—	—	57,115
Total cash equivalents	$57,115	$—	$—	$57,115

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013:
Short-term investments:
Corporate debentures/bonds	$75,578	$14	$(20)	$75,572
Commercial paper	28,974	—	—	28,974
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$108,552	$14	$(20)	$108,546
Cash equivalents:
Money market funds	16,549	—	—	16,549
Total cash equivalents	$16,549	$—	$—	$16,549

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2010 through 2012 and by various state taxing authorities for the years ending March 31, 2010 through 2012.  The Company is currently under examination by the Internal Revenue Service for the tax year ended March 31, 2011.  Management does not believe that the examination will have a material impact on the Company’s financial position or results of operations.

In April 2013, the Company received an outstanding refund from the Massachusetts Department of Revenue for tax years ending March 31, 2006 through 2008 related to its sales apportionment methodology.  The Company received proceeds of approximately $1,500,000 related to this settlement which had been recorded as a receivable at March 31, 2013.

8.              GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three and six months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Warranty accrual - beginning of period	$364	$357	$397	$358
Accruals for warranties issued during the period	123	154	228	277
Adjustment of preexisting accrual estimates	(51)	46	(66)	142
Warranty costs incurred during the period	(91)	(182)	(214)	(402)
Warranty accrual — end of period	$345	$375	$345	$375

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

Net sales and contract revenues for the second quarter of fiscal year ending March 31, 2014, or fiscal 2014, decreased to $43,816,000 compared to revenues of $46,253,000 for the second quarter of fiscal 2013. We reported operating income of $7,121,000 for the second quarter of fiscal 2014 compared to $9,597,000 for the second quarter of fiscal 2013.  Net income for the second quarter of fiscal 2014 was $4,739,000 ($0.60 per share, on a diluted basis) compared to net income of $6,399,000 ($0.76 per share, on a diluted basis) for the second quarter of fiscal 2013. These results represent a 5% decrease in revenues and a 26% decrease in net income when compared to results for the second quarter of fiscal 2013.  Earnings per share decreased by $0.16 compared to results for the second quarter of the fiscal 2013.

Net sales and contract revenues for the first six months of fiscal 2014, decreased to $86,900,000 compared to revenues of $93,597,000 for the first six months of fiscal 2013. We reported operating income of $14,445,000 for the first six months of fiscal

2014 compared to $15,957,000 for the first six months of fiscal 2013.  Net income for the first six months of fiscal 2014 was $9,604,000 ($1.22 per share, on a diluted basis) compared to net income of $10,601,000 ($1.22 per share, on a diluted basis) for the first six months of fiscal 2013. These results represent a 7% decrease in revenues and a 9% decrease in net income.  Earnings per share for the first six months of fiscal 2014 remained consistent with the prior year despite the net income decrease due to the shares repurchased in the last twelve months decreasing the weighted average shares outstanding.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2013 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 7, 2013.  There have been no changes to our critical accounting policies during the three month period ended September 30, 2013.

Results of Operations

Net revenues for the second quarter of fiscal 2014 decreased by $2,437,000 to $43,816,000 compared to the revenues of $46,253,000 for the corresponding period in the prior fiscal year.  This decrease is attributable to a decrease of $2,876,000 in product sales and contract revenues due primarily to a decrease of $2,680,000 in Cargo Inspection System revenues as compared to the corresponding prior year period due to a reduction in the number of systems accepted in the period.  In addition there was a $999,000 decrease in Mobile Cargo Inspection System revenues attributable to a lower volume of systems delivered offset in part by a higher average sales price from the prior year period due to the mix of options sold with these systems compared to the prior year period.  These decreases were offset in part by an increase of $1,123,000 in aftermarket parts revenues as compared to the corresponding prior year period.  Custom Product and Parcel and Personnel Inspection System revenues remained relatively consistent with the prior year period.  Service revenues increased by $439,000 to $21,608,000 compared to the second quarter of fiscal 2013 due primarily to an increase in fixed price service contract revenue from the prior year.

Net revenues for the first six months of fiscal 2014 decreased by $6,697,000 to $86,900,000 compared to the revenues of $93,597,000 for the corresponding prior year period.  This decrease is attributable to a decrease of $7,305,000 in product sales and contract revenues from the prior year period due primarily to a decrease of $6,833,000 in Mobile Cargo Inspection system revenues due to a decline in the number of systems delivered as compared to the prior year.  Cargo Inspection Systems, Parcel and Personnel Inspection Systems, Custom Products and aftermarket parts revenues remained relatively consistent with the prior year period.  Service revenues increased by $608,000 to $43,412,000 compared to the prior period due primarily to an increase in fixed price service contract revenue from the prior year.

Total cost of sales and contracts for the second quarter of fiscal 2014 decreased by $646,000 to $24,610,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $1,152,000 to $14,341,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 65% of revenues versus 62% of revenues for the corresponding period in the prior year.  The resultant decrease in gross margin percentage from the prior year is due primarily to $0.8 million in cost overruns on one multi-unit Cargo Inspection System contract during the quarter and the accrual of $0.7 million in anticipated losses on a fixed price contract in progress during the period.  The cost of service revenues for the quarter ended September 30, 2013 increased by $506,000 to $10,269,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 48% of revenues from 46% of revenues in the corresponding period due primarily to an increase in the amount of material used to support systems under contract during the period.

Total cost of sales and contracts for the first six months of fiscal 2014 decreased by $2,580,000 to $48,547,000 as compared to the corresponding period a year ago. Cost of sales and contracts related to product revenues decreased by $3,723,000 to $26,894,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 62% of revenues versus 60% of revenues for the corresponding period in the prior year.  The resultant decrease in gross margin percentage from the prior year is due primarily to $0.8 million in cost overruns on one multi-unit Cargo Inspection system contract during the quarter and the accrual of $0.7 million in anticipated losses on a fixed-price contract in progress during the period.  The cost of service revenues for the quarter ended September 30, 2013 increased by $1,143,000 to $21,653,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 50% of revenues from 48% of revenues in the corresponding period due primarily to an increase in the amount of material used to support systems under contract during the period.

Selling, general and administrative expenses for the second quarter of fiscal 2014 increased by $2,018,000 to $6,913,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 16% of revenues in the current period compared to 11% for the corresponding period in the prior year.  The increase in selling, general and administrative expenses from the prior year period was primarily the result of an increase in incentive compensation expense of $2,679,000 as the prior year contained the reversal of incentive accruals for the former President and Chief Executive Officer who announced his retirement during the quarter ended September 30, 2013.  Offsetting this increase were decreases in marketing related costs of $125,000, decreases in audit and legal fees of $247,000, and a decrease in payroll and payroll related costs of $130,000.

Selling, general and administrative expenses for the first six months of fiscal 2014 increased by $1,429,000 to $14,322,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 16% of revenues in the current period compared to 14% for the corresponding period in the prior year.  The increase in selling, general and administrative expenses from the prior year period was the result of an increase in incentive compensation expense of $1,998,000 as the prior year contained the reversal of incentive accruals for the former President and Chief Executive Officer who announced his retirement during the quarter ended September 30, 2013.  Offsetting this increase were decreases in travel related expenses of $238,000 as compared to the prior year period and decreases in audit and legal fees of $51,000.

Company funded research and development expenses for the second quarter of fiscal 2014 decreased by $1,333,000 to $5,172,000 as compared to the corresponding period a year ago.  Research and development expenses represented 12% of revenues in the current quarter compared to 14% for the corresponding period in the prior year. Research and development expenses decreased as compared to the prior year period due to an increase in labor resources focused on customer related programs as well as a reduction in average engineering headcount as compared to the prior year period.  Research and development activities performed in the second quarter of fiscal 2014 focused on the development of new products, product options and product enhancements.

Company funded research and development expenses for the first six months of fiscal 2014 decreased by $4,034,000 to $9,586,000 as compared to the corresponding period a year ago.  Research and development expenses represented 11% of revenues in the current period compared to 15% for the corresponding period in the prior year. Research and development expenses decreased as compared to the prior period due to an increase in labor resources focused on customer related programs as well as a reduction in average engineering headcount as compared to the prior period.  Research and development activities performed in the period focused on the development of new products, product options and product enhancements.

Other income (expense) was $5,000 of income for the second quarter of fiscal 2014 as compared to $98,000 of income for the corresponding period a year ago.  The decrease in other income was the result of reduced investment income due to a decline in the average yield on investments as compared to the prior year period.

Other income (expense) was $3,000 of expense for the first six months of fiscal 2014 as compared to $105,000 of income for the corresponding period a year ago.  The decrease in other income was the result of reduced investment income due to a decline in the average yield on investments as compared to the prior year period.

We reported pre-tax income of $7,126,000 in the second quarter of fiscal 2014 as compared to pre-tax income of $9,695,000 in the corresponding period due to the factors described above.

We reported pre-tax income of $14,442,000 in the first six months of fiscal 2014 as compared to pre-tax income of $16,062,000 in the corresponding period due to the factors described above.

Our effective tax rate was 33.5% for second quarter and first six months of fiscal 2014 as compared to 34% for the second quarter and first six months of fiscal 2013. The decrease in the effective tax rate in the current year is due primarily to increases in projected manufacturing deductions for the year.

We had net income of $4,739,000 for the second quarter of fiscal 2014 as compared to net income of $6,399,000 in the second quarter of fiscal 2013.  We had net income of $9,604,000 for the first six months of fiscal 2014 as compared to net income of $10,601,000 in the second quarter of fiscal 2013. The significant factors contributing to these results are noted in the above sections.

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

Summary of Cash Activities

Cash and cash equivalents increased by $46,051,000 to $86,469,000 at September 30, 2013 compared to $40,418,000 at March 31, 2013. This increase is attributable primarily to:

1)             net income of $9,604,000 for the period adjusted for $7,546,000 in non-cash expenditures which included depreciation expense, stock based compensation, deferred income taxes, amortization of bond premiums, contract losses and inventory and accounts receivable reserves;

2)             net proceeds from sales and maturities of short-term investments of $39,223,000;

3)             an increase of $12,731,000 in customer deposits during the period due to the timing of milestone payments on certain fixed price contracts;

4)             a decrease of $7,490,000 in accounts receivable from year end; and

5)             a decrease of $1,640,000 in prepaid expenses and other assets due primarily to the settlement of the abatement claim with the Massachusetts Department of Revenue.

Offsetting these inflows were cash outflows including:

1)             the repurchase of 201,192 shares of the Company’s common stock for $12,306,000 during the period;

2)             the payment of $7,800,000 in common stock dividends during the period as part of our quarterly dividend program;

3)             an increase of $4,332,000 in inventory from the year end;

4)             a decrease in deferred revenue of $3,077,000 from year end; and

5)             a net increase of $1,222,000 in restricted cash and investments due to an increase in the amount of outstanding letters of credit.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.  As of September 30, 2013, we had outstanding $27,737,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 76% of the outstanding letters of credit, resulting in a restricted cash and investments balance of $14,739,000 at September 30, 2013 of which $861,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

ITEM 4 — CONTROLS AND PROCEDURES

a)   Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reviewed and evaluated the effectiveness of our Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)   Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2013, the Board of Directors announced the approval of a Stock Repurchase Program which authorizes us to repurchase up to $35.0 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. We made no repurchases of equity securities in the quarter ended September 30, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: November 12, 2013	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1

Restated Articles of Organization of the Company, as amended, including Certificate of Designation, Preferences, and Rights of Preferred Stock of the Company, dated April 16, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed June 9, 2010)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 6, 2013)

10.31†	Form of performance-based restricted stock unit agreement under the 2005 Equity and Incentive Plan*

10.32†	Form of performance-based cash incentive agreement under the 2005 Equity and Incentive Plan*

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at September 30, 2013 and March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.*

*  Filed herewith.

†  Management contract or compensatory plan