Form 10-K/A
period 2013-03-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2014-02-04
CIK 5768

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

AMERICAN SCIENCE AND ENGINEERING, INC.

FORM 10-K/A

FOR THE PERIOD ENDED MARCH 31, 2013

EXPLANATORY NOTE

American Science and Engineering, Inc.  is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “Form 10-K”), as originally filed with the Securities and Exchange Commission on June 7, 2013, for the purpose of including a revised Report of Independent Registered Public Accounting Firm (the “Report”) from McGladrey LLP within Item 8 of the Form 10-K. The revision consists of clarifying, in the first paragraph of the report, the reference to the captions of the audited statements that are the subject of the auditors report. This Form 10-K/A includes new certifications, as required by Rule 12b-15 under the Securities Exchange Act of 1934, from our Chief Executive Officer and Chief Financial Officer, dated as of the date of filing of this Form 10-K/A, and a new Consent of Independent Registered Public Accounting Firm, dated as of the date of filing of this Form 10-K/A.

Except for the revision described above, this Form 10-K/A does not purport to update any disclosures contained in the annual report. For disclosures subsequent to June 7, 2013, please see the Company’s reports filed with the Securities and Exchange Commission after that date.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information listed in the Index to Consolidated Financial Statements on page 4 are filed as part of this Annual Report on Form 10-K/A and are incorporated into this item by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements listed in the Index to Consolidated Financial Statements on page 4 are filed as part of this report, and such Index is incorporated in this item by reference.

The exhibits listed in the Exhibit Index on page 26 are filed as part of this report, and such Index is incorporated in this item by reference.

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

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. and subsidiaries (“the Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. We also have audited American Science and Engineering, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

			Deductions
			or Write-
	Balance at	Charged to	offs	Balance at
	Beginning	Costs and	Charged to	End of
(In thousands)	of Year	Expenses	Reserves	Year
Fiscal 2013	$255	$344	$248	$351
Fiscal 2012	$334	$(79)	$—	$255
Fiscal 2011	$330	$4	$—	$334

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

Activity in the reserve for excess or obsolete inventory is as follows:

			Deductions
			/ Write-
	Balance at	Charged to	offs	Balance at
	Beginning	Costs and	Charged to	End of
(In thousands)	of Year	Expenses	Reserves	Year
Fiscal 2013	$6,210	$5,061	$219	$11,052
Fiscal 2012	$4,882	$3,076	$1,748	$6,210
Fiscal 2011	$3,982	$1,604	$704	$4,882

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

	March 31,	March 31,	March 31,
(In thousands except per share amounts)	2013	2012	2011
Earnings per Share — Basic:
Net income	$17,454	$21,422	$42,817
Weighted average number of common shares outstanding — basic	8,394	9,046	9,045
Income per share — basic	$2.08	$2.37	$4.73

Earnings per Share — Diluted:
Net income	$17,454	$21,422	$42,817
Weighted average number of common shares outstanding — basic	8,394	9,046	9,045
Assumed exercise of stock options, warrants, restricted stock and restricted stock units, using the treasury stock method	54	102	202
Weighted average number of common and potential common shares outstanding — diluted	8,448	9,148	9,247
Income per share — diluted	$2.07	$2.34	$4.63

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

	Fiscal Year Ended
	March 31,	March 31,	March 31,
(In thousands)	2013	2012	2011
Cost of revenues	$188	$438	$797
Selling, general and administrative	(4)	1,361	4,419
Total share-based compensation expense before tax	$184	$1,799	$5,216

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

Stock Options:   A summary of the Company’s stock option activity is as follows:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Options outstanding, beginning of year	376,331	$55.10	472,446	$55.77	613,934	$47.37
Options granted	—	—	—	—	56,181	74.87
Options exercised	(50,505)	42.75	(75,714)	56.63	(197,669)	35.12
Options canceled or expired	(10,664)	65.72	(20,401)	65.01	—	—
Options outstanding, end of year	315,162	$56.72	376,331	$55.10	472,446	$55.77
Options exercisable, end of year	312,895	$56.68	370,400	$55.00	397,592	$53.06
Options available for grant	284,000		292,000		301,732
Weighted average fair value per share of options granted during the year		$—		$—		$26.21

The following summarizes certain data for options outstanding and exercisable at March 31, 2013:

				Weighted
			Weighted	Average
	Number of	Range of Exercise	Average	Remaining
	Shares	Prices	Exercise Price	Contractual Life
Options outstanding:	15,925	$11.58-$20.00	$14.43	0.88
	14,400	$20.01-$30.00	28.50	1.46
	14,629	$30.01-$40.00	39.06	1.09
	38,800	$40.01-$50.00	44.73	1.61
	47,278	$50.01-$60.00	53.36	2.71
	127,949	$60.01-$70.00	64.08	4.89
	56,181	$70.01-$75.82	74.87	7.42
	315,162	$11.58-$75.82	$56.72	4.08

Options exercisable:	15,925	$11.58-$20.00	$14.43
	14,400	$20.01-$30.00	28.50
	14,629	$30.01-$40.00	39.06
	38,800	$40.01-$50.00	44.73
	47,278	$50.01-$60.00	53.36
	125,682	$60.01-$70.00	64.13
	56,181	$70.01-$75.82	74.87
	312,895	$11.58-$75.82	$56.68

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

A summary of the Company’s restricted stock and stock unit activity is as follows:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price
Unvested restricted stock and units outstanding, beginning of year	40,599	$68.63	32,882	$65.03	97,240	$60.78
Granted	19,657	61.00	24,006	73.03	5,106	83.79
Vested	(17,463)	68.08	(12,523)	68.70	(69,464)	60.45
Forfeited	(14,684)	63.71	(3,766)	65.07	—	—
Unvested restricted stock and units outstanding, end of year	28,109	$66.20	40,599	$68.63	32,882	$65.03

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2013 and March 31, 2012:

	March 31,	March 31,
(In thousands)	2013	2012
Level 1 — Financial Assets
U.S. Treasury bills	$—	$20,018
Money market funds	16,549	—
Total Level 1 Financial Assets	16,549	20,018
Level 2 — Financial Assets
Corporate debentures/bonds	75,572	78,169
Commercial paper	28,974	40,334
Government agency bonds	—	26,582
Money market funds	—	13,698
Certificates of deposit	4,000	5,731
Total Level 2 Financial Assets	108,546	164,514
Total cash equivalents and short-term investments	$125,095	$184,532

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2013:
Short-term investments:
Corporate debentures/bonds	$75,578	$14	$(20)	$75,572
Commercial paper	28,974	—	—	28,974
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$108,552	$14	$(20)	$108,546
Cash equivalents:
Money market funds	16,549	—	—	16,549
Total cash equivalents	$16,549	$—	$—	$16,549

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
2012:
Short-term investments:
Corporate debentures/bonds	$78,176	$21	$(28)	$78,169
Commercial paper	40,331	3	—	40,334
Government agency bonds	26,573	9	—	26,582
Treasury bills	20,000	18	—	20,018
Certificates of deposit	5,729	2	—	5,731
Total short-term investments	$170,809	$53	$(28)	$170,834
Cash equivalents:
Money market funds	13,698	—	—	13,698
Total cash equivalents	$13,698	$—	$—	$13,698

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

AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: February 4, 2014	By:	/s/ Kenneth Galaznik

Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number		Description of Exhibit (and Statement of Incorporation by Reference, If Applicable)

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

21.1		Subsidiaries of Registrant (filed as Exhibit 21.1 to the Company’s Report on Form 10-K dated June 7, 2013 and incorporated herein by reference)
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Annual Report on Form 10-K/A of American Science and Engineering, Inc. for the year ended March 31, 2013, filed on February 4, 2014 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statement of Changes in Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

†  Filed herewith

*  Management contract or compensatory plan