Form 10-Q
period 2013-12-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2014-02-05
CIK 5768

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  ☐      No  ☒

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of January 30, 2014 was 7,863,186.

Part I — Financial Information
Item 1 — Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets — December 31, 2013 and March 31, 2013	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income — For the three and nine months ended December 31, 2013 and December 31, 2012	4
Unaudited Condensed Consolidated Statements of Cash Flows — For the nine months ended December 31, 2013 and December 31, 2012	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 — Quantitative and Qualitative Disclosure About Market Risk	15
Item 4 — Controls and Procedures	15
Part II — Other Information
Item 1A — Risk Factors	16
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6 —Exhibits	16
Signatures	17

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	December 31, 2013	March 31, 2013
Assets
Current assets:
Cash and cash equivalents	$65,965	$40,418
Restricted cash and investments	14,753	12,618
Short-term investments, at fair value	86,428	108,546
Accounts receivable, net of allowances of $285 and $351 at December 31, 2013 and March 31, 2013, respectively	22,591	28,477
Unbilled costs and fees	2,484	4,875
Inventories, net	50,144	48,051
Prepaid expenses and other current assets	7,519	8,829
Deferred income taxes	1,582	3,155
Total current assets	251,466	254,969
Building, equipment and leasehold improvements, net	13,972	16,451
Restricted cash and investments	397	899
Deferred income taxes	8,004	8,325
Other assets, net	683	805
Total assets	$274,522	$281,449

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,913	$8,371
Accrued salaries and benefits	8,722	9,974
Accrued warranty costs	426	397
Accrued income taxes	—	2,094
Deferred revenue	11,410	15,770
Customer deposits	33,131	16,199
Current portion of lease financing liability	1,505	1,489
Other current liabilities	9,231	14,194
Total current liabilities	73,338	68,488
Lease financing liability, net of current portion	1,783	2,914
Deferred revenue	3,423	5,535
Other long-term liabilities	272	267
Total liabilities	78,816	77,204
Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized 7,860,457 and 7,980,202 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	5,240	5,320
Capital in excess of par value	33,551	41,458
Accumulated other comprehensive income (loss), net	20	(4)
Retained earnings	156,895	157,471
Total stockholders’ equity	195,706	204,245
Total liabilities and stockholders’ equity	$274,522	$281,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net sales and contract revenues:
Net product sales and contract revenues	$23,164	$27,383	$66,652	$78,176
Net service revenues	14,609	23,420	58,021	66,224
Total net sales and contract revenues	37,773	50,803	124,673	144,400

Cost of sales and contract revenues:
Cost of product sales and contract revenues	12,803	19,414	39,697	50,031
Cost of service revenues	8,102	8,689	29,755	29,199
Total cost of sales and contract revenues	20,905	28,103	69,452	79,230
Gross profit	16,868	22,700	55,221	65,170

Expenses:
Selling, general and administrative expenses	8,396	8,280	22,718	21,173
Research and development costs	6,139	5,242	15,725	18,862
Total operating expenses	14,535	13,522	38,443	40,035
Operating income	2,333	9,178	16,778	25,135

Other income (expense):
Interest and investment income	107	131	276	513
Interest expense	(13)	(10)	(42)	(49)
Other, net	(83)	(67)	(226)	(305)
Total other income	11	54	8	159
Income before provision for income taxes	2,344	9,232	16,786	25,294
Provision for income taxes	786	3,139	5,624	8,600
Net income	$1,558	$6,093	$11,162	$16,694
Other comprehensive income:
Unrealized gain (loss) on available for sale securities (net of tax)	(10)	(27)	24	(23)
Comprehensive income	$1,548	$6,066	$11,186	$16 671
Income per share — Basic	$0.20	$0.74	$1.42	$1.97
Income per share — Diluted	$0.20	$0.73	$1.41	$1.95
Weighted average shares — Basic	7,850	8,247	7,837	8,488
Weighted average shares — Diluted	7,889	8,307	7,873	8,542
Dividends declared per share	$0.50	$0.50	$1.50	$1.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
(In thousands)	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income	$11,162	16,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,942	3,821
Provisions for contracts, inventory and accounts receivable reserves	1,233	3,503
Amortization of bond premium	1,192	2,151
Deferred income taxes	1,894	152
Other	—	(59)
Stock compensation expense (credit)	1,527	(85)
Changes in assets and liabilities:
Accounts receivable	5,952	(14,907)
Unbilled costs and fees	2,391	(859)
Inventories	(3,392)	453
Prepaid expenses and other assets	1,432	684
Accounts payable	542	(892)
Accrued income taxes	(2,094)	879
Customer deposits	16,932	9,580
Deferred revenue	(6,472)	81
Accrued expenses and other liabilities	(6,181)	(296)
Net cash provided by operating activities	30,060	20,900

Cash flows from investing activities:
Purchases of short-term investments	(47,805)	(99,719)
Proceeds from sales and maturities of short-term investments	68,755	150,514
Purchases of property and equipment, net	(1,463)	(2,500)
Net cash provided by investing activities	19,487	48,295

Cash flows from financing activities:
Increase in restricted cash and investments	(1,633)	(1,384)
Proceeds from exercise of stock options	2,889	1,079
Repurchase of shares of common stock	(12,306)	(45,347)
Repayment of leasehold financing liability	(1,115)	(1,003)
Payment of common stock dividend	(11,749)	(12,760)
Reduction of income taxes paid due to the tax benefit from employee stock option exercises	(86)	—
Net cash used for financing activities	(24,000)	(59,415)

Net increase in cash and cash equivalents	25,547	9,780
Cash and cash equivalents at beginning of period	40,418	24,369
Cash and cash equivalents at end of period	$65,965	$34,149

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

Occasionally, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the product has been segregated from the Company’s inventories and cannot be used to fill other orders received.   There was no product being held under such arrangements at December 31, 2013 or March 31, 2013.

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2013.  There have been no changes to the Company’s critical accounting policies during the three or nine months ended December 31, 2013.

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

The Company completed its purchases under the August 2012 Stock Repurchase Program in May 2013.  During the three months ended December 31, 2013, the Company made no additional share repurchases.  As of December 31, 2013, the maximum dollar value of shares that may still be purchased under the May 2013 Stock Repurchase Program was $35,000,000.

Dividends

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Dividends declared	$0.50	$0.50	$1.50	$1.50
Dividends paid	$0.50	$0.50	$1.50	$1.50

On February 5, 2014, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on March 3, 2014 to all shareholders of record at the close of business on February 18, 2014.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

The Company recognized $886,000 and $19,000 of stock-based compensation costs for the three months ended December 31, 2013 and December 31, 2012, respectively. The Company recognized $1,527,000 and $(85,000) of stock-based compensation costs (credits) for the nine months ended December 31, 2013 and December 31, 2012, respectively. The credits for the nine months ended December 31, 2012 include a reversal of certain incentive compensation plan costs previously accrued, which were terminated as a result of the announced retirement of the Company’s former Chief Executive Officer in September of 2012.  The income tax benefit recognized related to the compensation costs for the three months ended December 31, 2013 and December 31, 2012 was approximately $297,000 and $6,000, respectively.  The income tax (expense) benefit recognized related to the compensation costs (credits) for the nine months ended December 31, 2013 and December 31, 2012 was approximately $512,000 and $(29,000), respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations and comprehensive income:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Cost of revenues	$329	$(26)	$546	$118
Selling, general and administrative	557	45	981	(203)
Total share-based compensation expense (credits) before tax	$886	$19	$1,527	$(85)

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock plans outstanding as of December 31, 2013: the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2000 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,480,000 shares authorized for issuance pursuant to equity awards under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years. Certain of the options granted vest upon the achievement of certain performance based goals as well as service time incurred.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the nine months ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding at March 31, 2013	315,162	$56.72	4.08
Grants	—	—
Exercises	(62,724)	46.05		$1,060,000
Cancellations	(5,345)	43.66
Options outstanding at December 31, 2013	247,093	$59.71	3.53
Options exercisable at December 31, 2013	245,279	$59.70

Information related to the stock options outstanding as of December 31, 2013 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$11.58 - $20.00	10,750	0.32	$15.80	10,750	$15.80
$20.01 - $30.00	10,900	0.70	28.50	10,900	28.50
$30.01 - $40.00	8,629	0.92	39.06	8,629	39.06
$40.01 - $50.00	11,200	1.91	47.16	11,200	47.16
$50.01 - $60.00	39,807	1.93	53.42	39,807	53.42
$60.01 - $70.00	109,626	3.75	64.54	107,812	64.59
$70.01 - $75.82	56,181	6.13	74.87	56,181	74.87
$11.58 - $75.82	247,093	3.53	$59.71	245,279	$59.70

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

There were no options granted in the three or nine month periods ended December 31, 2013 or December 31, 2012.

As of December 31, 2013, there was no remaining unrecognized compensation cost related to options granted. Non-vested common stock options are subject to the risk of forfeiture until the fulfillment of specified conditions.

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

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 31, 2013, there was $3,284,000 of total unrecognized compensation costs related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. These costs are expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the nine months ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2013	28,109	$66.20
Granted	69,015	60.36
Vested	(17,506)	65.91
Forfeited	(4,063)	63.73
Outstanding at December 31, 2013	75,555	$61.07

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

The components of inventories at December 31, 2013 and March 31, 2013 were as follows:

(In thousands)	December 31, 2013	March 31, 2013
Raw materials, completed sub-assemblies, and spare parts	$16,823	$21,450
Work-in-process	28,945	21,129
Finished goods	4,376	5,472
Total	$50,144	$48,051

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.   Share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share under the two-class method.    Diluted earnings per share include the dilutive impact of options, and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended December 31, 2013 and December 31, 2012, common stock equivalents of 83,000 and 108,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the nine months ended December 31, 2013 and December 31, 2012, common stock equivalents of 159,000 and 197,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
(In thousands except per share amounts)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Income Per Share
Basic:
Net income	$1,558	$6,093	$11,162	$16,694
Less: Distributed and undistributed earnings to unvested restricted stock units	(12)	—	(24)	—
Distributed and undistributed earnings to common shareholders — Basic	1,546	$6,093	11,138	$16,694
Weighted average number of common shares outstanding — basic	7,850	8,247	7,837	8,488
Net income per share — basic	$0.20	$0.74	$1.42	$1.97
Diluted:
Weighted average number of common shares outstanding— basic	7,850	8,247	7,837	8,488
Add dilutive effect of potential common shares	39	60	36	54
Weighted average number of common and potential common shares outstanding — diluted	7,889	8,307	7,873	8,542
Net income per share — diluted	$0.20	$0.73	$1.41	$1.95

5.   LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which management believes is low.   As of December 31, 2013, the Company had outstanding $28,505,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 75% of the outstanding letters of credit, resulting in restricted cash and investments balance of $15,150,000 at December 31, 2013, of which $397,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

The following table presents the financial assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2013 and March 31, 2013:

(In thousands)	December 31, 2013	March 31, 2013
Level 1 — Financial Assets
Money market funds	$39,414	$16,549
Total Level 1 Financial Assets	39,414	16,549
Level 2 — Financial Assets
Corporate debentures/bonds	35,709	75,572
Government agency bonds	21,313	—
Treasury bills	17,712	—
Commercial paper	7,694	28,974
Certificates of deposit	4,000	4,000
Total Level 2 Financial Assets	86,428	108,546
Total cash equivalents and short-term investments	$125,842	$125,095

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of December 31, 2013, all of the Company’s available-for-sale securities had contractual maturities of twenty-one months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three or nine months ended December 31, 2013 and December 31, 2012, respectively. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income, as disclosed in the condensed consolidated statements of operations and comprehensive income.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013:
Short-term investments:
Corporate debentures/bonds	$35,695	$19	$(5)	$35,709
Government agency bonds	21,311	3	(1)	21,313
Treasury bills	17,710	5	(3)	17,712
Commercial paper	7,694	—	—	7,694
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$86,410	$27	$(9)	$86,428
Cash equivalents:
Money market funds	39,414	—	—	39,414
Total cash equivalents	$39,414	$—	$—	$39,414

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013:
Short-term investments:
Corporate debentures/bonds	$75,578	$14	$(20)	$75,572
Commercial paper	28,974	—	—	28,974
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$108,552	$14	$(20)	$108,546
Cash equivalents:
Money market funds	16,549	—	—	16,549
Total cash equivalents	$16,549	$—	$—	$16,549

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2011 through 2013 and by various state taxing authorities for the years ending March 31, 2011 through 2013.  The Company was under examination by the Internal Revenue Service for the tax year ended March 31, 2011.  The audit was completed during the third quarter of fiscal 2014.  The examination had no material impact on the Company’s financial position or results of operations.

In April 2013, the Company received an outstanding refund from the Massachusetts Department of Revenue for tax years ending March 31, 2006 through 2008 related to its sales apportionment methodology.  The Company received proceeds of approximately $1,500,000 related to this settlement which had been recorded as a receivable at March 31, 2013.

8.   GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three and nine months ended December 31, 2013 and 2012 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Warranty accrual - beginning of period	$345	$375	$397	$358
Accruals for warranties issued during the period	182	160	410	436
Adjustment of preexisting accrual estimates	—	6	(66)	148
Warranty costs incurred during the period	(101)	(133)	(315)	(534)
Warranty accrual — end of period	$426	$408	$426	$408

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

Net sales and contract revenues for the third quarter of fiscal year ending March 31, 2014, or fiscal 2014, decreased to $37,773,000 compared to revenues of $50,803,000 for the third quarter of fiscal 2013. We reported operating income of

$2,333,000 for the third quarter of fiscal 2014 compared to $9,178,000 for the third quarter of fiscal 2013.  Net income for the third quarter of fiscal 2014 was $1,558,000 ($0.20 per share, on a diluted basis) compared to net income of $6,093,000 ($0.73 per share, on a diluted basis) for the third quarter of fiscal 2013. These results represent a 26% decrease in revenues, a 74% decrease in net income, and a $0.53 decrease in earnings per share when compared to results for the third quarter of fiscal 2013.

Net sales and contract revenues for the first nine months of fiscal 2014 decreased to $124,673,000 compared to revenues of $144,400,000 for the first nine months of fiscal 2013. We reported operating income of $16,778,000 for the first nine months of fiscal 2014 compared to $25,135,000 for the first nine months of fiscal 2013.  Net income for the first nine months of fiscal 2014 was $11,162,000 ($1.41 per share, on a diluted basis) compared to net income of $16,694,000 ($1.95 per share, on a diluted basis) for the first nine months of fiscal 2013. These results represent a 14% decrease in revenues, a 33% decrease in net income, and a $0.54 decrease in earnings per share when compared to results for first nine months of fiscal 2013.

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2013 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 7, 2013.  There have been no changes to our critical accounting policies during the three month period ended December 31, 2013.

Results of Operations

Net sales and contract revenues for the third quarter of fiscal 2014 decreased by $13,030,000 to $37,773,000 compared to the revenues of $50,803,000 for the corresponding period in the prior fiscal year.  This decrease is attributable to a decrease of $4,219,000 in product sales and contract revenues due primarily to a decrease of $4,573,000 in Cargo Inspection System revenues as compared to the corresponding prior year period due to a reduction in the number of systems accepted in the period.   In addition there was a $710,000 decrease in Mobile Cargo Inspection System revenues.  The Company had a higher number of systems delivered which was offset in the third quarter of fiscal 2014 by lower average sales price from the prior year period due to the mix of types of systems sold.  These decreases were offset in part by an increase of $1,779,000 in Parcel and Personnel Inspection System revenues as compared to the corresponding prior year period as one large multi-unit order was completed during the period.  Custom Product and aftermarket spare parts revenues decreased slightly from the prior year period.  Net service revenues decreased by $8,811,000 to $14,609,000 compared to the third quarter of fiscal 2013 due primarily to the expiration or reduction of certain large fixed price service contracts during the quarter.

Net sales and contract revenues for the first nine months of fiscal 2014 decreased by $19,727,000 to $124,673,000 compared to the revenues of $144,400,000 for the corresponding prior year period.  This decrease is attributable to a decrease of $11,524,000 in product sales and contract revenues from the prior year period due primarily to a decrease of $7,543,000 in Mobile Cargo Inspection system revenues due to a decline in the number of systems delivered as compared to the prior year.  In addition there was a decrease of $4,864,000 in Cargo Inspection Systems revenues due to a decrease in the number of systems accepted as compared to the prior year.  These decreases were offset in part by an increase of $2,477,000 in Parcel and Personnel Inspection Systems revenues attributable primarily to the large, multi-system order delivered in the third quarter. Custom Products and aftermarket spare parts revenues declined by a total of $1,594,000 from the prior year due to lower volume. Net service revenues decreased by $8,203,000 to $58,021,000 compared to the prior period due primarily to the expiration or reduction of certain large fixed price service contracts in the third quarter of the fiscal year.

Total cost of sales and contract revenues for the third quarter of fiscal 2014 decreased by $7,198,000 to $20,905,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues decreased by $6,611,000 to $12,803,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 55% of revenues versus 71% of revenues for the corresponding period in the prior year.  The resultant increase in gross margin percentage from the prior year is due primarily to a reduction in the provision for inventory reserves as compared to the prior year.  In the third quarter of fiscal 2013, the Company recorded $2.9 million in inventory reserves and accruals related to the abandonment of one product development program.   The cost of service revenues for the quarter ended December 31, 2013 decreased by $587,000 to $8,102,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 55% of revenues from 37% of revenues in the corresponding period.  The third quarter of fiscal 2013 margins were a record high for service due to low costs on certain fixed price contracts.  The decline in margins in the third quarter of fiscal 2014 is attributable to reduced overhead absorption on lower volume, a shift in the cost makeup of certain government contracts renewed in the quarter, as well as increased material and labor costs to support fixed price contracts as compared to the prior period.

Total cost of sales and contract revenues for the first nine months of fiscal 2014 decreased by $9,778,000 to $69,452,000 as compared to the corresponding period a year ago. Cost of sales and product contract revenues decreased by $10,334,000 to $39,697,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 60% of revenues versus 64% of revenues for the corresponding period in the prior year.  The resultant increase in gross margin percentage from the prior year is primarily due to a reduction in the provision for inventory reserves as compared to the prior year period.  In the nine months ended December 31, 2012, we recorded $3.3 million in inventory reserves as compared to $1.3 million in the first nine months of fiscal 2014.   The cost of service revenues for the first nine months of fiscal 2014 increased by $556,000 to $29,755,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 51% of revenues from 44% of revenues in the corresponding period.   This decline in margin is attributable to increases in the material and labor costs to support systems under contract during the period as compared to the prior year.

Selling, general and administrative expenses for the third quarter of fiscal 2014 increased by $116,000 to $8,396,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 22% of revenues in the current period compared to 16% for the corresponding period in the prior year.  The increase in selling, general and administrative expenses from the prior year period was primarily the result of an increase in incentive compensation expense of $1,088,000.  Offsetting this increase were decreases in consulting costs of $579,000, decreases in marketing related costs of $331,000, and decreases in legal fees of $176,000 as compared to the prior period.

Selling, general and administrative expenses for the first nine months of fiscal 2014 increased by $1,545,000 to $22,718,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 18% of revenues in the current period compared to 15% for the corresponding period in the prior year.  The increase in selling, general and administrative expenses from the prior year period was the result of an increase in incentive compensation expense of $3,086,000 due in part to the reversal during the quarter ended September 30, 2012 of incentive accruals for the former President and Chief Executive Officer.  Offsetting this increase were decreases in travel related expenses of $240,000, decreases in marketing related costs of $395,000,  decreases in consulting costs of $499,000 and decreases in legal fees of $114,000 as compared to the prior year period.

Company funded research and development expenses for the third quarter of fiscal 2014 increased by $897,000 to $6,139,000 as compared to the corresponding period a year ago.  Research and development expenses represented 16% of revenues in the current quarter compared to 10% for the corresponding period in the prior year. Research and development expenses increased as compared to the prior year period due as engineering resources completed a significant customer program and returned to research and development activities in the quarter as well as an increase in the average engineering headcount as compared to the prior year period.  Research and development activities performed in the third quarter of fiscal 2014 focused on the development of new products, product options and product enhancements.

Company funded research and development expenses for the first nine months of fiscal 2014 decreased by $3,137,000 to $15,725,000 as compared to the corresponding period a year ago.  Research and development expenses represented 13% of revenues in the current period compared to 13% for the corresponding period in the prior year. Research and development expenses decreased as compared to the prior period due to an increase in labor resources focused on customer related programs as compared to the prior period.  Research and development activities performed in the period focused on the development of new products, product options and product enhancements.

Other income (expense) was $11,000 of income for the third quarter of fiscal 2014 as compared to $54,000 of income for the corresponding period a year ago.   The decrease in other income was the result of reduced investment income due to a decline in the average investment balance as compared to the prior period.

Other income (expense) was $8,000 of income for the first nine months of fiscal 2014 as compared to $159,000 of income for the corresponding period a year ago.   The decrease in other income was the result of reduced investment income due to a decline in the average investment balance as compared to the prior period.

We reported pre-tax income of $2,344,000 in the third quarter of fiscal 2014 as compared to pre-tax income of $9,232,000 in the corresponding period due to the factors described above.

We reported pre-tax income of $16,786,000 in the first nine months of fiscal 2014 as compared to pre-tax income of $25,294,000 in the corresponding period due to the factors described above.

Our effective tax rate was 33.5% for third quarter and first nine months of fiscal 2014 as compared to 34% for the third quarter and first nine months of fiscal 2013. The decrease in the effective tax rate in the current year is due primarily to increases in projected manufacturing deductions for the year.

We had net income of $1,558,000 for the third quarter of fiscal 2014 as compared to net income of $6,093,000 in the third quarter of fiscal 2013.  We had net income of $11,162,000 for the first nine months of fiscal 2014 as compared to net income of $16,694,000 for the first nine months of fiscal 2013. The significant factors contributing to these results are noted in the above sections.

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

Summary of Cash Activities

Cash and cash equivalents increased by $25,547,000 to $65,965,000 at December 31, 2013 compared to $40,418,000 at March 31, 2013. This increase is attributable primarily to:

1)             net income of $11,162,000 for the period adjusted for $9,788,000 in non-cash expenditures which included depreciation expense, stock based compensation, deferred income taxes, amortization of bond premiums, and provisions for contract,  inventory and accounts receivable reserves;

2)             net proceeds from sales and maturities of short-term investments of $20,950,000;

3)             an increase of $16,932,000 in customer deposits during the period due to the timing of milestone payments on certain fixed price contracts;

4)             a decrease of $5,952,000 in accounts receivable from year end;

5)             proceeds from the exercise of stock options of $2,889,000;

6)             a decrease in unbilled costs and fees of $2,391,000; and

7)             a decrease of $1,432,000 in prepaid expenses and other assets due primarily to the settlement of the abatement claim with the Massachusetts Department of Revenue.

Offsetting these inflows were cash outflows including:

1)             the repurchase of 201,192 shares of the Company’s common stock for $12,306,000 during the period;

2)             the payment of $11,749,000 in common stock dividends during the period as part of our quarterly dividend program;

3)             a decrease in accrued expenses and other liabilities of $6,181,000 due primarily to the invoicing and payment of certain project related costs accrued for at year end;

4)             an increase of $3,392,000 in inventory from the year end;

5)             a decrease in deferred revenue of $6,472,000 from year end; and

6)             a net increase of $1,633,000 in restricted cash and investments due to an increase in the amount of outstanding letters of credit.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.   As of December 31, 2013, we had outstanding $28,505,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 75% of the outstanding letters of credit, resulting in a restricted cash and investments balance of $15,150,000 at December 31, 2013 of which $397,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2013, the Board of Directors announced the approval of a Stock Repurchase Program which authorizes us to repurchase up to $35.0 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. We made no repurchases of equity securities in the quarter ended December 31, 2013.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: February 5, 2014	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended December 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets at December 31, 2013 and March 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.*

*   Filed herewith.