Form 10-K
period 2014-03-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2014-06-06
CIK 5768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes ☐  No ☒

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed using the closing sale price of common stock of $60.31 on September 30, 2013 was $465,806,000.

7,886, 015 shares of registrant’s common stock were outstanding on May 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year end of March 31, 2014. Portions of such Proxy Statement are incorporated by reference in Part III.

AMERICAN SCIENCE AND ENGINEERING, INC.

FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2014

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

All references in this Annual Report to “AS&E”, the “Company”, “we”, “our” and “us” means American Science and Engineering, Inc. and its subsidiaries.

PART I

ITEM 1.  BUSINESS

American Science and Engineering, Inc., a Massachusetts corporation formed in 1958, develops, manufactures, markets, and sells X-ray inspection and other detection products for homeland security, force protection, public safety and other critical defense and security applications.  AS&E provides maintenance, warranty, engineering, and training services related to these products.

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

The Company’s objective is to distinguish itself from its competitors by offering innovative products which provide customers with superior threat detection and improved operating efficiencies. To achieve this objective, AS&E incorporates a variety of X-ray imaging and image processing technologies into its products.  A number of the Company’s products use our patented Z Backscatter® technology.  Z Backscatter is a unique X-ray imaging technique that has distinct advantages for the detection of organic or low atomic number (“low Z”) materials, such as plastic explosives, composite weapons and illegal drugs, even when concealed by complex backgrounds.

In fiscal year 2014, the tightening of U.S. defense and homeland security budgets and the U.S. troop drawdown in Iraq and Afghanistan continued to impact spending in our sector resulting in lower sales of our products and services to the U.S. government.  While sales to the U.S. government remain an integral part of our business, our increased international marketing efforts in the Middle East, Latin America, Africa, Asia-Pacific and Europe resulted in an increase in international sales and an expanding pipeline of global opportunities.  Evolving risks throughout the world create new market opportunities for our proprietary technology and for the development of new applications for existing technologies for force protection, customs, public safety and security applications to detect explosive materials, vehicle borne improvised explosive devices (VBIEDs), drugs, contraband, and other threats.

Technology

The Company’s X-ray imaging products utilize several technologies including traditional transmission X-ray imaging, dual-energy transmission X-ray imaging, dual-energy/high-energy transmission X-ray imaging, Forwardscatter® X-ray imaging and our proprietary Z Backscatter X-ray imaging.

X-ray imaging devices contain these basic subsystems: an X-ray source, detectors and image formation/processing software.  The source generates an X-ray beam that is directed towards the object to be scanned.  When the X-rays encounter the object, they may be fully absorbed by the material, pass directly through the object (transmission), or interact with the material resulting in scattered X-rays (Compton scattering).  Metallic materials, composed of atoms having a high atomic number (Z), predominantly absorb X-rays, while organic materials composed primarily of low Z atoms (such as H, C, N, and O) predominantly scatter X-rays.  The detectors record the intensity of the transmitted or scattered X-rays.  Software is then used to interpret the signals from the detectors and to construct and display the resultant X-ray images.

Transmission X-ray Imaging Technology:  Transmission X-ray images are created by X-rays that pass through the object that is being examined.  In transmission imaging, the detector measures the relative intensity of the X-rays that pass directly through the object.  The degree to which X-rays are transmitted through an object is dependent upon the energy of the X-ray source and the composition and quantity of the material in the path of the X-ray beam.

Dual-energy Transmission X-ray Imaging Technology: Dual-energy transmission technology compares the relative transmission intensity from two different ranges of X-ray energy levels to estimate the effective atomic number of the cumulative path of objects under examination, and then colorizes the image based on material type. Organic materials are displayed as orange, mixed materials are green, and metallic materials are blue.  The implementation is usually accomplished with dual energy detectors and the differences in transmissivity are due to the photo-electric effect.

Dual-Energy/High Energy Transmission X-ray Imaging Technology: For cargo systems, high-energy transmission X-rays can deeply penetrate densely loaded containers. High-energy transmission X-rays provide fine details, even while penetrating up to 400 mm of steel, and offer a reliable means of detecting threatening inorganic materials, weapons, and contraband hidden in cargo containers, tankers, and large vehicles.

Forwardscatter Imaging Technology:  Forwardscatter technology, available on Z Backscatter systems, provides a second scatter perspective and helps reveal dense anomalies of scanned objects such as hidden compartments or shielding meant to conceal contraband and other threats.

Z Backscatter X-ray Imaging Technology:   Many of the Company’s X-ray systems utilize Z Backscatter technology applications covered under our patents.  The term “Backscatter” refers to those X-rays that scatter from the object under examination back toward the X-ray source.  Z Backscatter detectors capture these scattered X-rays which are then used to create more readily recognizable images that highlight the organic materials while revealing the shape of objects within the parcel, vehicle or cargo.

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

Products and Systems

The Company’s products and services can be grouped into five different areas: Cargo Inspection Systems, Mobile Cargo Inspection Systems, Parcel and Personnel Screening Inspection Systems, Custom Products, and Service and Support.

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

OmniView® Gantry System:  a relocatable high-energy cargo and vehicle inspection system.  This system offers 6 MeV high-energy transmission imaging or 6/4 MeV dual-energy imaging. The OmniView Gantry System utilizes high energy X-rays that penetrate up to 400 mm (15.7 inches) of steel with very high resolution. Its unique design minimizes X-ray scatter in order to create a high quality, detailed X-ray image.  When installed in line with a multi-view Z Portal, the combined system provides an additional three-X-ray views for left, right, and top-side imaging of cargo. The Z Backscatter images are ideal for the detection of organic or “low Z” materials including explosives, drugs, alcohol, and tobacco that transmission X-rays alone may not detect. The system’s multiple Z Backscatter imaging views of the cargo improve detection while facilitating interpretation of the X-ray image.  The OmniView Gantry system’s scanning platform operates by moving on rails over vehicles and cargo.  The system is bi-directional allowing for a throughput of approximately 28 trucks per hour.  OmniView Gantry system is well-suited for contraband and threat detection at ports, borders, military bases and other security checkpoints

Z  Portal® System:  a multi-view, high throughput, low dose, drive-through inspection system capable of scanning cargo and vehicles for threats and contraband.  The Z Portal system is available in two basic configurations: a large tunnel version for screening trucks, buses, and cargo containers; and a small tunnel version for scanning passenger vehicles. The relocatable Z Portal system can be installed with one, two or three Z Backscatter X-ray modules, allowing for left, right and top-side imaging of the vehicle under examination. It also features corresponding Forwardscatter imaging from the side and a top-down transmission image. The images produced by the Z Portal System are ideal for the detection of organic materials including explosives, drugs, alcohol, tobacco, and stowaways.  The Z Portal system is capable of scanning in excess of 80 trucks or 120 cars per hour and is well-suited for scanning vehicles at border crossings, high threat facilities, and other vehicle entry checkpoints.

Sentry® Portal System: a high-throughput, low-dose, high-penetration drive through transmission X-ray inspection system designed to screen cargo containers for security threats and contraband. The Sentry Portal system enables high volume scanning up to 150 trucks per hour, while penetrating 300 mm (11.8 inches) of steel with good resolution. The system employs an advanced cargo sensing subsystem that begins scanning only after the cab has passed the beam plane to maintain a safe environment for vehicle drivers. Similar to the Omniview, the system may be deployed in a single or dual-energy configuration.

Mobile Cargo Inspection Systems:

Z Backscatter Van (“ZBV”): a mobile X-ray screening system built into a commercially available chassis.  The ZBV system utilizes Z Backscatter X-ray technology to produce photo-like images of the contents of a vehicle or cargo container, highlighting organic materials such as plastic explosives or other anomalies. With one-sided, Backscatter-only imaging, security officials can use the ZBV system for screening vehicles, sea containers, and other cargo for terrorist threats, trade fraud, and contraband, simply by driving past the objects or by remaining stationary while vehicles drive past the ZBV.  To complement the Z Backscatter imaging, the stationary ZBV set-up can include Forwardscatter technology to present a second scatter perspective to display dense objects in cargo, such as shielding or hidden compartments.  The ZBV system can be equipped with Radioactive Threat Detection (RTD) capability.  With RTD, the ZBV system can produce Z Backscatter images for general screening while simultaneously scanning the object for the presence of radioactive material.  The ZBV is available in three configurations — ZBV C-Class, ZBV R-Class, and ZBV S- Class systems — to meet the diverse needs of ZBV customers.

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

Gemini® System:  a parcel and baggage inspection system that combines AS&E’s Z Backscatter technology with dual-energy transmission X-ray to provide enhanced detection for a wide range of threats.  Dual-energy transmission is best suited for the detection of metallic threats such as guns and knives, and for identifying wires and other components of improvised explosive devices (IEDs). Z Backscatter imaging provides enhanced detection of organic materials such as explosives and narcotics, which may be missed by transmission-only systems.  In addition, the complementary photo-like Z Backscatter image makes it easier for security officers to interpret images, thus reducing analysis time and minimizing operator fatigue. The Gemini system is offered in a range of tunnel sizes to suit various customers’ applications.

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

Service and Support:    The AS&E service organization supports a diverse range of complex and demanding programs through its global network of Field Service Engineers (“FSE”) and Technical Support Team. Each FSE has a technical degree in electrical and/or mechanical engineering (or equivalent experience), and is trained in the operation and repair of electronics, hydraulics, pneumatics, mechanics, electrical systems, and/or computers. FSEs are available 7 days a week, 24 hours a day, and are stationed at AS&E sites in Asia, Europe, the Middle East, Africa, North America and South America.  In addition, technical support is provided at the Company’s headquarters in Billerica, Massachusetts. AS&E provides comprehensive, cost-effective spare parts customized for each system.  The Company maintains an inventory of field-replaceable components in depots around the world in order to meet customer needs for spare parts.

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

Sales and Marketing

The Company’s products are marketed to corporate and governmental organizations through a sales force that contacts potential customers and responds to public tenders and other expressions of interest. This sales force includes Company personnel based in the United States and abroad, as well as distributors and independent representatives under contracts to sell both domestically and in foreign countries. The Company has branch and/or subsidiary office locations in Saudi Arabia, United Arab Emirates, Mexico, Brazil, the United Kingdom, the Netherlands, and Singapore.

Competition

The Company has many competitors in the X-ray security detection market, including several large and well-established manufacturers of security equipment with resources greater than those of the Company. AS&E competes with at least five other companies, which compete using a variety of methods including price, warranty coverage, and product performance.  Certain X-ray security system customers select such systems based largely on price. Other customers, including some agencies of the U.S. government and certain users in countries with high levels of concern over security, tend to select systems based largely on detection capability in a “best value” evaluation.  Many of the Company’s systems offer premium performance and have in some cases been priced higher than competing systems. The Company believes that its patented and proprietary technology gives it a strong competitive position in the sale of security systems to customers concerned with performance and detection. The Company also believes that its strategy of concentrating on products with unique features, such as Z Backscatter and the combination of transmission or dual-energy transmission X-ray with Z Backscatter technology, place it in a strong position with regard to its sales of X-ray inspection systems. However, a number of companies have developed products that compete with the Company’s X-ray inspection products. (See “Item 1A.  Risk Factors” below).

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

The Company also has various trademarks registered and pending registration with the United States Patent and Trademark Office, as well as marks registered and pending registration in various jurisdictions around the world.  Company patents and trademarks are reviewed regularly, and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees.  As of March 31, 2014, the Company has 56 active patents issued by the United States Patent and Trademark Office and multiple pending applications directed toward a variety of technologies.  The Company has ongoing research and development efforts and expects to seek additional intellectual property protection in the future.

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

Customers

The Company’s customer base consists of government and commercial clients from both the United States and abroad. Domestically, the Company’s primary client base is comprised of agencies of the U.S. government. Approximately 46%, 63%, and 62%, of the Company’s total sales in the fiscal year ended March 31, 2014 (“fiscal 2014”), March 31, 2013 (“fiscal 2013”), and March 31, 2012 (“fiscal 2012”), respectively, were derived from either (i) contracting directly with the U.S. government, or (ii) contracting with contractors working directly with the U.S. government. A significant number of the Company’s contracts with the U.S. government provide the U.S. government with the standard unilateral right to terminate these contracts for convenience.  In fiscal 2014 and fiscal 2013, no contracts with the U.S. government were terminated for convenience. In the fiscal year ended March 31, 2012, one of the Company’s contracts with the U.S. government was terminated for convenience by the U.S. government.  This termination did not result in any material loss to the Company.  The Company is heavily dependent upon sales to agencies of the U.S. government and systemic reductions or delays in procurement of the Company’s systems and services by these agencies may have a material adverse effect on the Company.

International sales accounted for approximately 50%, 34%, and 34% of the Company’s total sales in fiscal 2014, 2013, and 2012, respectively, and continue to be a high priority for the Company as part of its short and long-term growth strategy. International sales often entail longer sales cycles and project financing requirements; however the Company continues to focus on these sales as a means of broadening its customer base. The Company manages its overseas risk in a number of ways, including actively pursuing multiple opportunities at the same time and obtaining downpayments and letters of credit to secure its international receivables. Our international contracts are primarily bid in U.S. dollars. For those contracts that are bid in other currencies, the Company considers the need to engage in hedging contracts to control foreign exchange risk, balanced against the cost of such contracts. There were no hedging activities in fiscal 2014, 2013 or 2012.

In fiscal 2014, the U.S. Customs and Border Protection, the U.S. Army and the Government of Abu Dhabi accounted for 18%, 14% and 13% of sales, respectively. In fiscal 2013, the U.S. Army and U.S. Customs and Border Protection accounted for

24% and 17% of sales, respectively.  In fiscal 2012, the U.S Army accounted for 23% of total sales.  The loss of these significant customers could substantially reduce our revenues and our business and prospects could be harmed.

Sales Backlog

The Company’s sales backlog was $176,113,000, $186,201,000 and $192,571,000 at March 31, 2014, March 31, 2013, and March 31, 2012, respectively.  We define sales backlog as the value of orders for which funding is authorized, appropriated and contractually obligated by the customers, less the cumulative amount of sales recognized on such orders. We do not include negotiated contracts for which funding has not been appropriated or otherwise authorized, unexercised options or potential indefinite-delivery/ indefinite-quantity orders in our backlog.

A significant number of the Company’s contracts with the U.S. government contain clauses permitting the government to terminate the contract for convenience or make changes to the contract, upon certain terms and conditions, including payment to the Company for work performed.  This right was exercised in fiscal 2012 by one U.S. government agency.  Total contracts with U.S government agencies and subcontractors in the backlog were $47,328,000, $92,641,000, and $112,045,000 at March 31, 2014, 2013 and 2012, respectively.

We estimate that approximately 61% of 2014 backlog will be converted to revenue within the fiscal year ending March 31, 2015.

Research and Development

The Company spent approximately $22,089,000 of its funds for research and development during fiscal 2014, compared to $23,618,000 and $25,544,000 in fiscal 2013 and 2012, respectively. The fiscal 2014 research and development efforts were focused on new product development, researching new technologies, the development of new applications, and design modifications and enhancements to existing products.

In addition, the Company conducted government-sponsored research primarily focused on advances in X-ray systems, image analysis and integrated system development to address security inspection challenges. The Company recognized revenues of $698,000, $2,124,000 and $4,409,000 in fiscal 2014, 2013 and 2012, respectively, for these efforts.  Many of the Company’s government sponsored research and development contracts provide for a fixed fee or a reimbursement of allowable costs plus a fixed fee. The Company’s contracts in these areas are obtained by submitting research and development proposals to various organizations, sometimes in response to requests for such proposals.

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

Personnel

As of March 31, 2014, the Company had 344 employees compared to 347 employees at March 31, 2013.  It is the Company’s policy to have employees sign a non-compete and non-disclosure agreement as a condition of employment. None of the Company’s employees are represented by labor unions.

Financial Information about Foreign and Domestic Operations and Export Sales

Most export sales are transacted in U.S. dollars, and most are either secured by irrevocable letters of credit or paid in advance. The following table shows the breakdown of net sales and contract revenues to international and domestic customers based upon the customer’s country of domicile and the major regions of international activity. All assets are maintained within the United States with the exception of inventory depots, inventory in transit or awaiting installation and cash accounts maintained at foreign locations (approximately 2% of the Company’s assets at March 31, 2014).

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2014		2013		2012
Domestic	$94,427	50%	$123,652	66%	$133,441	66%
International	95,822	50%	63,028	34%	70,111	34%
Net Sales and Contract Revenues	$190,249	100%	$186,680	100%	$203,552	100%
Percent of International Revenue by Major Region:
Middle East & Africa		72%		54%		63%
Americas — Non-US		11%		29%		20%
Asia / Pacific		11%		13%		11%
Europe		6%		4%		6%

In fiscal 2014, the Company had international sales to one country which accounted for 15% of the total sales of the Company.  In fiscal 2013, international sales to one individual country did not exceed 10% of total sales.  In fiscal 2012, the Company had international sales to one country which accounted for 11% of the total sales of the Company.

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

Our business is dependent on sales to a small number of customers, which include agencies of the U.S. government. During fiscal 2014, three customers, two U.S. government agencies and one international customer accounted for 45% of our total revenues. During fiscal 2013, two customers, each a U.S. government agency, accounted for 41% of our total revenues.  During fiscal 2012, one customer, which was a U.S. government agency, accounted for 23% of our total revenues.  We can provide no assurance that our existing customers will increase or maintain their level of demand for our products.

A significant number of our government contracts may be terminated at the government’s discretion. There were no terminations for convenience in fiscal year ended March 31, 2014 or March 31, 2013.  In the fiscal year ended March 31, 2012, one of our contracts with the U.S. government was terminated for convenience by the U.S. government.  Although the termination did not result in material losses to us, future contract terminations could negatively impact our results of operations.  The termination of our relationship with one or more of our significant customers or the reduction or delay of orders of our systems by these customers would substantially reduce our revenues, and our business and prospects may be harmed.

Our results of operations are affected by the overall economy and governmental spending.

Our results of operations have in the recent past been, as may in the future, be materially adversely affected by the conditions in the global economy, global political climate and the impact of those conditions on U.S. and foreign government spending. The global economic recession has caused extreme volatility and disruptions in the capital and credit markets, including a significant reduction in the availability of capital resources to many business enterprises. U.S. and foreign economies have experienced significant declines in employment, spending, household wealth and lending.  Businesses have faced, and may continue to face, weakened demand for their products and services, difficulty obtaining access to financing, increased funding costs, and barriers to expanding operations. U.S. and foreign government spending for programs involving products such as ours may be reduced or delayed, now or in the future, due to reduced tax revenues and other spending imperatives, including financial institution support and economic stimulus programs.  Government appropriations are potentially subject to changes as a result of compliance with The Budget Control Act of 2011 and the challenges associated with managing the Federal debt ceiling, either of which could harm our operations and reduce future revenues.

Our business is dependent upon governmental policies and appropriations.

Our largest customers are government agencies, in the U.S. and abroad, and demand for our products is dependent upon national priorities and governmental initiatives. These priorities and initiatives are subject to change from time to time in response to the economic and political environment.  In addition, political uprisings have created uncertainty in the continuity of certain regimes who are potential purchasers of our products and services.  We are also exposed to budget approval and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions which are beyond our control.  In prior years, the war on terror had resulted in increased purchases of equipment by the Department of Defense.  With the withdrawal of troops and equipment from Iraq and Afghanistan, the level of demand for new equipment and services has declined and future demand is uncertain. Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition.  In addition, changes to political leadership in other countries can delay or curtail our results of operation.

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

The continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the foreign markets and have significantly increased the political, economic and social instability of some of the geographic areas in which we operate.  Additional acts of terrorism could create further uncertainties and instability.  To the extent this results in disruption or delays in the sale or shipments of our products, our business, operating results and financial condition could be adversely affected.  Our revenues from international customers accounted for approximately 50%, 34% and 34% of our net revenues for the fiscal years ended March 31, 2014, March 31, 2013 and March 31, 2012, respectively, and a significant number of domestic customer orders require shipments to, and services provided in, overseas locations. In addition, we transact business internationally with a number of our key suppliers. As a result of our worldwide business operations, we are subject to various risks, including:

• international regulatory requirements and policy changes;

• lengthy sales cycles;

• longer payment cycles by foreign customers;

• difficulties in inventory management, accounts receivable collection and the management of distributors or representatives;

• difficulties in staffing and managing foreign operations;

• geopolitical instability;

• fewer legal protections for intellectual property;

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

Some of our suppliers may allocate material due to market demand for the products they produce or market constraints such as the global availability of raw materials. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. Many of our competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making our sources of supply unreliable for these critical materials. Some of our critical materials and subsystems are purchased from suppliers in unstable areas of the world, where political events, sanctions or other sources of government instability could disrupt our continuity of supply unexpectedly.  Severe and catastrophic weather events could also cause an unplanned disruption in supply of key materials, and affect our ability to build and sell products for a substantial period of time. There is also the possibility that a key single source supplier may be acquired by or form a strategic alignment with a competitor, which could impact our ability to secure required materials.  If our supply of materials is disrupted, we cannot ensure that we would be able to find another supplier on a timely basis.

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

We generate funds for our research and development activities from operations, private sources and the government. We may be unable to generate the funds necessary to support our research and development activities if we do not generate sufficient funds from operations, other potential private sources, or the government. We may not successfully compete with other companies and research institutions for government funding and funding from other private sources. Additionally, government-funding priorities are subject to frequent changes. For example, in fiscal 2014, 2013, and 2012, we recorded $698,000, $2,124,000 and $4,409,000, respectively, for government-sponsored research and development. There is no guarantee that we will receive funds for government-sponsored research in the future. If we are unable to fund our research and development activities through our operations or from outside sources, we may be unable to continue to innovate or bring our innovations to market on a timely or cost effective basis, or our innovations may be surpassed by other competitors or new technologies.

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

If we suffer loss to our facilities, information technology systems, or warehousing and logistical services due to a catastrophe or other natural or man-made events, our operations could be seriously harmed.

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

The stock market in general, and the markets for shares of small capitalization and technology-focused companies, have experienced extreme price fluctuations which have often been unrelated to the operating performance of affected companies. Any such fluctuations in the future could adversely affect the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases an 186,000 square foot facility located in Billerica, Massachusetts that serves as the Company’s executive offices, research, manufacturing and warehouse facilities.  The lease for this facility expires on February 29, 2016.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol ASEI. The market price range for the common stock for the last two fiscal years as reported on the NASDAQ Global Select Market is as follows:

Fiscal Year	Quarter Ended	High	Low
2014	March 31, 2014	$74.75	$62.50
	December 31, 2013	$74.07	$57.17
	September 30, 2013	$64.03	$55.51
	June 30, 2013	$65.51	$55.28

2013	March 31, 2013	$70.00	$60.13
	December 31, 2012	$67.35	$58.33
	September 30, 2012	$69.28	$54.44
	June 30, 2012	$69.69	$46.30

Holders

As of May 28, 2014, there were approximately 419 holders of record of the Company’s common stock.

Common Stock Dividends

In May of 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.  Common stock cash dividends declared during the fiscal years ended March 31, 2014 and March 31, 2013 were as follows:

Date Declared	Dividend per common share
May 7, 2013	$0.50
August 5, 2013	0.50
November 12, 2013	0.50
February 5, 2014	0.50
Fiscal year ended March 31, 2014	$2.00

May 14, 2012	$0.50
August 2, 2012	0.50
November 5, 2012	0.50
February 11, 2013	0.50
Fiscal year ended March 31, 2013	$2.00

On May 22, 2014, the Company declared a quarterly dividend of $0.50 for holders of record on June 2, 2014 to be paid June 9, 2014.  Future dividend payments will depend on our earnings, capital requirements, financial condition and capital needs and other factors considered relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans and the common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of March 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights as of March 31, 2014 (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2014 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
1999 Combination Plan	750	$19.85	—
2002 Combination Plan (1)	13,200	34.01	—
2003 Stock Plan for Non-Employee Directors (2)	21,000	66.45	—
2005 Equity and Incentive Plan (3)	189,814	64.53	187,000
Equity compensation plans not approved by security holders:
1998 Non-Qualified Option Plan	200	46.11	—
Total	224,964	$62.75	187,000

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

Purchases of Equity Securities

On August 2, 2012, the Board of Directors announced the approval of the fourth Stock Repurchase Program which authorizes the Company to repurchase up to $35.0 million of additional shares of its common stock from time to time on the open market or in privately negotiated transactions.  On May 7, 2013, the Board of Directors announced the approval of its fifth Stock Repurchase Program which authorized the Company to repurchase up to an additional $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.

During the fiscal year ended March 31, 2014, the Company repurchased 201,192 shares of common stock under these programs at an average price of $61.16.  As of March 31, 2014, the remaining balance available under the programs to repurchase shares was $35,000,000.

During the quarter ended March 31, 2014, the Company made no stock repurchases under its Stock Repurchase Program.

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

(Dollars in thousands,	Fiscal Year
except per share amounts)	2014	2013	2012	2011	2010
Net sales and contract revenues	$190,249	$186,680	$203,552	$278,576	$242,093
Net income	$15,117	$17,454	$21,422	$42,817	$36,176
Income per share—diluted	$1.91	$2.07	$2.34	$4.63	$3.97
Total assets	$265,511	$281,449	$324,865	$336,574	$299,853
Long-term obligations	$5,625	$8,716	$7,416	$9,069	$14,380
Stockholders’ equity	$197,395	$204,245	$258,806	$266,080	$221,768
Dividends per common share	$2.00	$2.00	$1.60	$1.20	$0.90

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

Overview     American Science and Engineering, Inc. develops and manufactures state-of-the-art X-ray inspection systems for homeland security, force protection, public safety and other critical defense applications.  We provide maintenance, warranty, engineering, and training services related to these products.

Our primary technologies are Z Backscatter technology which is used to detect explosives, illegal drugs, and other contraband even when artfully concealed in complex backgrounds; and other technologies that expand the detection capability of our products beyond the material discrimination features of the Z Backscatter technology to include the penetration capability of high-energy transmission X-rays for dense cargos and/or other detection techniques.

The following table presents net sales and contract revenues by product and service categories:

	For the fiscal year ended
(In thousands)	2014	2013	2012
Cargo Inspection Systems	$62,781	$49,925	$33,871
Mobile Cargo Inspection Systems	38,975	31,558	46,874
Parcel and Personnel Screening Inspection Systems	10,994	7,825	20,419
Other product sales and contract revenue	8,501	9,181	12,960
Total net product sales and contract revenues	121,251	98,489	114,124
Net service revenues	68,998	88,191	89,428
Total net sales and contract revenues	$190,249	$186,680	$203,552

Net sales and contract revenues for fiscal 2014 increased by 2% to $190,249,000 compared to fiscal 2013 revenues of $186,680,000. We reported income before taxes of $22,733,000 in fiscal 2014 compared to income before taxes of $26,446,000 in the previous fiscal year. Net income for fiscal 2014 was $15,117,000 ($1.91 per share, on a diluted basis) as compared to a net income of $17,454,000 ($2.07 per share, on a diluted basis) in fiscal 2013. Backlog at March 31, 2014 was $176,113,000, a 5% decrease from the year-end backlog of $186,201,000 reported at March 31, 2013.

2014 Compared to 2013

Results of Operations    Total net sales and contract revenues of $190,249,000 in fiscal 2014 increased by $3,569,000 or 2% from the previous year. Revenues related to product sales and contracts increased by $22,762,000 or 23% to $121,251,000 in fiscal 2014 due to the factors described further below.  Cargo Inspection System revenues increased by $12,856,000 from the prior year due to the completion of numerous system installations related to two multi-unit contracts during the year.  Mobile Cargo Inspection System revenues increased by $7,417,000 due primarily to two multi-unit orders received in the third quarter of fiscal 2014 and fulfilled in part during the fourth quarter of fiscal 2014.  Parcel and Personnel Screening Inspection System revenues increased by $3,169,000 from the prior year due primarily to one large multi-unit order fulfilled in the current year.  Custom Product revenues decreased by $1,426,000 due to the winding down of programs in progress and a reduction in backlog as government spending on these programs has slowed.  Service revenues decreased in fiscal 2014 by $19,193,000 or 22% to $68,998,000, due primarily to the expiration or reduction of service contracts for certain systems taken out of service in conjunction with the withdrawal of U.S. forces from Iraq.

In fiscal 2014 and fiscal 2013, 50% and 66% of our revenues, respectively, were from domestic customers (as determined based upon the customer’s country of domicile). In fiscal 2014, we had revenue from three customers which accounted for 45% of total sales. In fiscal 2013, we had revenue from two customers which accounted for 41% of total sales.

Cost of sales and contracts of $113,599,000 in fiscal 2014 increased by $6,338,000 or 6% from the previous year. Cost of product sales and contracts of $76,952,000 in fiscal 2014 increased by $8,738,000 or 13% as compared to the prior year. Cost of product sales and contracts totaled 64% of revenues in fiscal 2014, as compared to 69% of revenues in fiscal 2013. The resultant increase in gross margin is primarily due to a reduction in the provision for inventory reserves as compared to the prior year period.  In fiscal year 2013, we recorded $5.1 million in inventory reserves as compared to $1.4 million in fiscal 2014.  In addition, the Company recorded a $4.1 million charge to settle a contractual issue with a customer in fiscal 2013; this was not repeated in fiscal 2014.  Our cost of service revenues of $36,647,000 decreased by $2,400,000, or 6%, from the prior year. Cost of service revenues totaled 53% of revenues in fiscal 2014 as compared to 44% of revenues in fiscal 2013.  The resultant decline in gross margin is due primarily to a shift in the cost structure of certain government contracts renewed during the period as well as increased material and labor costs required to support fixed price contracts as compared to the prior year.

Selling, general and administrative expenses in fiscal 2014 increased by $2,272,000 to $31,805,000 as compared to $29,533,000 in fiscal 2013, and represented 17% of revenues in fiscal 2014, as compared to 16% of revenues in fiscal 2013. The increase in selling, general and administrative expenses over the prior period was primarily the result of an increase in incentive compensation expense of $4,258,000 due in part to the reversal during the quarter ended September 30, 2012 of incentive accruals for our former President and Chief Executive Officer as well as the achievement in the current year of certain short-term and long-term incentive goals.  Offsetting this increase were decreases in travel related expenses of $178,000, decreases in marketing related costs of $294,000, decreases in consulting costs of $693,000, decreases in the reserve for doubtful accounts of $371,000 and decreases in legal fees of $405,000 as compared to the prior year period.

Company-funded research and development spending decreased by $1,529,000 to $22,089,000 in fiscal 2014 which is an 6% decrease as compared to the $23,618,000 spent in fiscal 2013.  Research and development spending represented 12% of revenues in fiscal 2014 as compared to 13% of revenues in fiscal 2013. Research and development spending in fiscal 2014 focused on new product development, the development of new applications and new technologies, and design modifications and enhancements to our existing products.

Other income (expense) was $23,000 in expense in fiscal 2014 as compared to $178,000 in income in fiscal 2013. The change in other income (expense) was due primarily to a reduction in investment income as a result of a decline in our average investment balance as compared to the prior year.

We reported pre-tax income of $22,733,000 in fiscal 2014 as compared to a pre-tax income of $26,446,000 in the previous fiscal year primarily due to the items noted above. We recorded income tax expense of $7,616,000 in fiscal 2014 as compared to $8,992,000 in the prior fiscal year.  Our effective tax rate was 33.5% in fiscal 2014 as compared to 34% in fiscal 2013.

We reported net income of $15,117,000 in fiscal 2014 as compared to net income of $17,454,000 in fiscal 2013.

2013 Compared to 2012

Results of Operations    Total net sales and contract revenues of $186,680,000 in fiscal 2013 decreased by $16,872,000 or 8% from the previous year. Revenues related to product sales and contracts decreased by $15,635,000 or 14% due to the factors described further below.  Mobile Cargo Inspection system revenues decreased by $15,316,000 due to a decrease in number of units sold during the year as demand continues to be impacted by reduced government spending and unrest in the Middle East.  Parcel and Personnel Inspection System revenues decreased by $12,594,000 due to lower volume, as there was one large multi-unit order fulfilled in the prior year was not repeated in fiscal 2013.  Custom Product revenues decreased by $2,284,000 due to the winding down of programs in progress and a reduction in backlog as government spending on these programs has slowed.  These revenue decreases were offset by an increase of $16,054,000 in Cargo Inspection system revenues from the prior year attributable primarily to the completion on numerous system installations related to one multi-unit contract received in fiscal 2012.  Service revenues decreased in fiscal 2013 by $1,237,000 or 1% to $88,191,000, due primarily to the cancellation of service contracts for certain systems taken out of service in conjunction with the withdrawal of U.S. forces from Iraq.

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

Liquidity and Capital Resources

Cash and cash equivalents at year-end increased by $21,725,000 to $62,143,000 at March 31, 2014 as compared to $40,418,000 at March 31, 2013.  In addition, we had $88,649,000 and $108,546,000 of short-term investments at March 31, 2014 and March 31, 2013, respectively.

Cash flow provided by operations of $32,546,000 resulted from the following:

• Reported net income of $15,117,000 adjusted for the following non-cash items:

• Depreciation and amortization of $5,303,000;

• The provision for contracts, inventory and accounts receivable reserves of $1,328,000;

• Increases in deferred income taxes of $378,000;

• The amortization of bond premiums of $1,551,000; and

• Stock compensation expense of $2,501,000.  Stock compensation expense has increased from prior years due to incentive compensation awards in the current year being granted using restricted stock units as compared to cash awards granted in fiscal years 2013 and 2012.

•                       A decrease in gross inventories of $13,761,000 due primarily to the installation of numerous systems which were under construction and in inventory at the end of fiscal 2013;

•                       A decrease of $3,636,000 in prepaid expenses and other assets attributable in part to the receipt of an outstanding refund for approximately $1,500,000 from the Massachusetts Department of Revenue for tax years ending March 31, 2006 through 2008.

These cash contributors were offset by:

•                       A decrease in deferred revenues of $6,430,000 as a number of systems in deferred revenue at the prior year end were delivered and accepted into revenue during the year;

•                       A decrease of $4,051,000 in accrued expenses and other liabilities attributable primarily to the liquidation of prior year accruals of costs related to the resolution of a contractual issue with one customer; and

•                       An increase of $5,813,000 in accounts receivable due to the timing of certain contract milestone invoices at year end;

Net cash of $16,551,000 was provided by investing activities in fiscal 2014. We had sales and maturities of short-term investments of $88,040,000 and purchased $69,668,000 in short-term investments during the year.  Net fiscal 2014 capital expenditures totaled $1,821,000 versus $3,508,000 for fiscal 2013.  Investments in fixed assets were comprised primarily of information technology expenditures and demonstration and test equipment.

At March 31, 2014, short-term investments and cash equivalents were invested primarily in corporate debentures/bonds, commercial paper, money market funds and certificates of deposit.  Although management believes our investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments is subject to interest rate fluctuations. The weighted average days to maturity for investments held at March 31, 2014 was 239 days.

Net cash used for financing activities was $27,372,000 in fiscal 2014.  The Company repurchased 201,192 shares of common stock for $12,306,000 under its stock repurchase programs.  In addition, we made quarterly dividend payments totaling $15,713,000 and increased our restricted cash needed to collateralize outstanding letters of credit by $1,399,000 from the prior year.  Offsetting these outflows, we received proceeds of $3,525,000 from exercises of employee stock options.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion.  At March 31, 2014, we had outstanding $28,060,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 51% to 74% of the outstanding letters of credit.  This resulted in a restricted cash balance of $14,916,000 at March 31, 2014 of which $313,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

As of March 31, 2014, $430,000 of our cash was held offshore, and while we do not currently believe there are any material limitations or restrictions on our ability to repatriate profits there may be tax consequence or changes in statutory rules which would affect our ability to do so without incurring a significant tax burden.

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

Contractual Obligations:  We lease certain facilities under non-cancelable leases. In addition, in the normal course of business, we enter into purchase orders with our vendors for the purchase of materials or services to meet our production needs. The following table summarizes our contractual obligations as of March 31, 2014.

	Payment due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Recorded Contractual Obligations:
Lease financing liability	$2,915	$1,511	$1,404	$—	$—
Other long-term obligations	52	9	17	17	9

Operating leases	757	532	225	—	—
Purchase commitments	25,119	24,380	739	—	—
Total contractual obligations	$28,843	$26,432	$2,385	$17	$9

Inflation:  We do not believe that inflation has had a material effect on our results of operations in each of fiscal 2014, 2013 and 2012. There can be no assurance, however, that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements:  During the fiscal year ended March 31, 2014 we did not have any material off-balance sheet arrangements.

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

Infrequently, the Company receives requests from customers to hold product being purchased from us for a valid business purpose. We recognize revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the products have been segregated from our inventories and cannot be used to fill other orders received.  There were no products being held under these arrangements at March 31, 2014 or March 31, 2013.

Certain of our contracts are multiple-element arrangements, which include standard products, custom-built systems or contract engineering projects, services (such as training), and service and maintenance contracts. In accordance with FASB ASC 605-25, Revenue Recognition — Multiple Element Arrangements as amended by Accounting Standards Update No. 2009-13 adopted retroactively to April 1, 2009, revenue arrangements that include multiple elements are analyzed to determine whether the deliverables can be divided into separate units of accounting or treated as a single unit of accounting. The Company allocates arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. The selling price used for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Discounts, if applicable, are allocated proportionally on the basis of the relative selling price of each deliverable.  Generally, there is no customer right of return provision in the Company’s sales agreements.  Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.

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

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying balance sheet. Of the amounts in unbilled costs and fees at March 31, 2014, $2,484,000 (99.7%) is expected to be billed and collected during fiscal 2015.

Under the terms of certain of our cost reimbursement contracts, we are not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $36,000 and $80,000 at March 31, 2014 and March 31, 2013, respectively) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees. The accuracy and appropriateness of our direct and indirect costs and expenses under these cost reimbursement contracts and our accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. government.  Such agencies have the right to challenge the Company’s cost estimates or allocations with respect to any government contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.  Although we can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of our contracts will not have a material adverse impact on our financial condition or results of operations.

Inventories and Related Allowance for Obsolete and Excess Inventory:   Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost or net realizable value. Excessive manufacturing overhead costs such as idle facility expense, freight, handling costs and wasted material (spoilage) attributable to abnormally low volumes (levels that materially differ from budgeted production plans due primarily to changes in customer demand) are excluded from inventory and are recorded as an expense in the period incurred. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand over the next twelve to eighteen months. Demand for products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in inventory balances, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, inventory reserves require estimates of future product demand, which may materially impact the provision required for excess and obsolete inventory. In the future, if inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, we may have over-reported costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results.

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

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The cash accounts for our operations in Hong Kong, England, the Netherlands, Saudi Arabia, Brazil, Mexico and Abu Dhabi are maintained in Hong Kong dollars, British pounds sterling, Euros, Saudi riyals, Brazilian reals, Mexican pesos and United Arab Emirates dirham, respectively. The gains and losses from foreign currency transactions are included in the consolidated statements of operations for the period and were not significant. A hypothetical 10 percent change in foreign currency rates would not have a material impact on our results of operations or financial condition.

As of March 31, 2014, we held short-term investments and cash equivalents consisting of commercial paper, corporate debentures/bonds, money market funds and certificates of deposit. Our primary objective with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 0.29% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.  To minimize this risk, we maintain a significant portion of our cash balances in money market funds.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014 to ensure that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on this evaluation under the criteria established in “Internal Control — Integrated Framework”, our management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2014.  McGladrey LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2014, and has issued their report thereon which is included in this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2014.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2014.

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

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. and subsidiaries (“the Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years ended March 31, 2014. We also have audited American Science and Engineering, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Science and Engineering, Inc. and subsidiaries as of March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, American Science and Engineering, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey LLP

Boston, Massachusetts

June 6, 2014

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2014 AND 2013

(Amounts in thousands, except share and per share amounts)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$62,143	$40,418
Restricted cash	14,603	12,618
Short-term investments, at fair value	88,649	108,546
Accounts receivable, net of allowances of $323 at March 31, 2014 and $351 at March 31, 2013	34,317	28,477
Unbilled costs and fees	2,491	4,875
Inventories	32,935	48,051
Prepaid expenses and other current assets	5,459	8,829
Deferred income taxes	4,775	3,155
Total current assets	245,372	254,969
Building, equipment and leasehold improvements, net	12,969	16,451
Restricted cash	313	899
Deferred income taxes	6,318	8,325
Other assets, net	539	805
Total assets	$265,511	$281,449
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,618	$8,371
Accrued salaries and benefits	10,805	9,974
Accrued warranty costs	404	397
Accrued income taxes	2,338	2,094
Deferred revenue	10,934	15,770
Customer deposits	16,589	16,199
Current portion of lease financing liability	1,511	1,489
Other current liabilities	9,292	14,194
Total current liabilities	62,491	68,488
Lease financing liability, net of current portion	1,404	2,914
Deferred revenue	3,941	5,535
Other long term liabilities	280	267
Total liabilities	68,116	77,204

Commitments and contingencies (Notes 2 and 9)
Stockholders’ equity:
Preferred stock, no par value Authorized—100,000 shares Issued—None	—	—
Common stock, $0.66 2/3 par value Authorized—20,000,000 shares Issued and outstanding— 7,884,015 shares at March 31, 2014 and 7,980,202 shares at March 31, 2013	5,255	5,320
Capital in excess of par value	35,236	41,458
Accumulated other comprehensive income (loss), net	13	(4)
Retained earnings	156,891	157,471
Total stockholders’ equity	197,395	204,245
Total liabilities and stockholders’ equity	$265,511	$281,449

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2014, 2013, AND 2012

(Amounts in thousands except per share amounts)

			2014	2013	2012
	Net sales and contract revenues:
	Net product sales and contract revenues		$121,251	$98,489	$114,124
	Net service revenues		68,998	88,191	89,428
	Total net sales and contract revenues		190,249	186,680	203,552

	Cost of sales and contracts:
	Cost of product sales and contracts		76,952	68,214	65,500
	Cost of service revenues		36,647	39,047	44,935
	Total cost of sales and contracts		113,599	107,261	110,435
	Gross profit		76,650	79,419	93,117

	Operating expenses:
	Selling, general and administrative expenses		31,805	29,533	35,624
	Research and development expenses		22,089	23,618	25,544
	Total operating expenses		53,894	53,151	61,168
	Operating income		22,756	26,268	31,949

	Other income (expense):
	Interest and investment income, net		373	657	655
	Interest expense		(53)	(65)	(91)
	Other, net		(343)	(414)	(55)
	Total other income (expense)		(23)	178	509
	Income before provision for income taxes		22,733	26,446	32,458
	Provision for income taxes		7,616	8,992	11,036
	Net income		$15,117	$17,454	$21,422
	Other comprehensive income (loss):
	Unrealized gain (loss) on available for sale securities (net of tax)		17	(20)	(5)
	Comprehensive income		$15,134	$17,434	$21,417
Income per share	—	Basic	$1.92	$2.08	$2.37
	—	Diluted	$1.91	$2.07	$2.34
Weighted average shares	—	Basic	7,846	8,394	9,046
	—	Diluted	7,881	8,448	9,148
	Dividends declared per share		$2.00	$2.00	$1.60

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2014, 2013, AND 2012

(Amounts in thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance, March 31, 2011	9,169,965	$6,113	$110,087	$149,859	$21	$266,080
Net income	—	—	—	21,422	—	21,422
Repurchase of common stock	(320,207)	(213)	(19,838)	—	—	(20,051)
Exercise of stock options	75,714	50	4,237	—	—	4,287
Vesting of restricted stock units	2,341	1	(1)	—	—	—
Issuances of restricted stock, net of forfeitures	14,980	10	(10)	—	—	—
Reversal of tax benefit associated with stock options	—	—	(303)	—	—	(303)
Compensation expense on stock options	—	—	597	—	—	597
Compensation expense on restricted stock and restricted stock units	—	—	1,202	—	—	1,202
Dividends declared	—	—	—	(14,423)	—	(14,423)
Net change in unrealized losses on investment securities, available-for-sale, net of tax	—	—	—	—	(5)	(5)
Balance, March 31, 2012	8,942,793	$5,961	$95,971	$156,858	$16	$258,806
Net income	—	—	—	17,454	—	17,454
Repurchase of common stock	(1,013,655)	(675)	(56,958)	—	—	(57,633)
Exercise of stock options	50,505	34	2,126	—	—	2,160
Vesting of restricted stock units	1,743	1	(1)	—	—	—
Issuances of restricted stock, net of forfeitures	(1,184)	(1)	1	—	—	—
Tax benefit accrued on stock option exercises	—	—	135	—	—	135
Compensation expense on stock options	—	—	(106)	—	—	(106)
Compensation expense on restricted stock and restricted stock units	—	—	290	—	—	290
Dividends declared	—	—	—	(16,841)	—	(16,841)
Net change in unrealized losses on investment securities, available-for-sale, net of tax	—	—	—	—	(20)	(20)
Balance, March 31, 2013	7,980,202	$5,320	$41,458	$157,471	$(4)	$204,245
Net income	—	—	—	15,117	—	15,117
Repurchase of common stock	(201,192)	(134)	(12,172)	—	—	(12,306)
Exercise of stock options	84,853	56	3,469	—	—	3,525
Vesting of restricted stock units	7,307	5	(5)	—	—	—
Issuances of restricted stock, net of forfeitures	12,845	8	(8)	—	—	—
Tax benefit accrued on stock option exercises	—	—	9	—	—	9
Stock-based compensation	—	—	2,485	16	—	2,501
Dividends declared	—	—	—	(15,713)	—	(15,713)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	—	—	—	—	17	17
Balance, March 31, 2014	7,884,015	$5,255	$35,236	$156,891	$13	$197,395

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2014, 2013, AND 2012

(Amounts in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$15,117	$17,454	$21,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,303	5,114	5,768
Provisions for contracts, inventory, and accounts receivable reserves	1,328	5,405	2,998
Amortization of bond premium	1,551	2,700	2,689
Stock compensation expense	2,501	184	1,799
Other	—	(59)	(47)
Deferred income taxes	378	(2,966)	1,750
Change in assets and liabilities:
Accounts receivable	(5,813)	(3,382)	11,819
Unbilled costs and fees	2,384	(1,669)	13,876
Inventories	13,761	(4,933)	(4,333)
Prepaid expenses and other assets	3,636	813	(3,609)
Accrued income taxes	244	2,094	(1,936)
Accounts payable	2,247	910	(1,917)
Deferred revenue	(6,430)	1,661	(568)
Customer deposits	390	1,168	5,838
Accrued expenses and other current liabilities	(4,051)	6,663	(4,530)
Total adjustments	17,429	13,703	29,597
Net cash provided by operating activities	32,546	31,157	51,019
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	88,040	200,089	220,293
Purchases of short-term instruments	(69,668)	(140,532)	(283,685)
Proceeds from sale of fixed assets	—	110	51
Purchases of property and equipment	(1,821)	(3,618)	(5,211)
Net cash provided by (used for) investing activities	16,551	56,049	(68,552)
Cash flows from financing activities:
(Increase) decrease in restricted cash	(1,399)	2,373	13,570
Repurchase of shares of common stock	(12,306)	(57,633)	(20,051)
Payment of common stock dividends	(15,713)	(16,841)	(14,423)
Repayment of leasehold financing	(1,488)	(1,351)	(1,322)
Proceeds from exercise of stock options	3,525	2,160	4,287
Reduction of (increase in) income taxes paid due to the tax benefit (expense) from employee stock option expense	9	135	(303)
Net cash used for financing activities	(27,372)	(71,157)	(18,242)
Net increase (decrease) in cash and cash equivalents	21,725	16,049	(35,775)
Cash and cash equivalents at beginning of year	40,418	24,369	60,144
Cash and cash equivalents at end of year	$62,143	$40,418	$24,369
Supplemental disclosures of cash flow information:
Interest paid	$53	$73	$91
Income taxes paid	$8,723	$7,367	$13,744

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

Short-term Investments and Cash Equivalents

Short-term investments and cash equivalents consist of investments in corporate debentures/bonds, government agency bonds, treasury bills, money market funds, commercial paper and certificates of deposit. These investments are classified as available-for-sale and are recorded at their fair values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Operations and Comprehensive Income.

Accounts Receivable and Unbilled Costs and Fees

Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  It is the Company’s policy to write off uncollectible receivables when management determines the receivable has become uncollectible. Activity in the allowance for doubtful accounts is as follows:

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions or Write- offs Charged to Reserves	Balance at End of Year
Fiscal 2014	$351	$(27)	$1	$323
Fiscal 2013	$255	$344	$248	$351
Fiscal 2012	$334	$(79)	$—	$255

Included in accounts receivable and unbilled costs and fees at March 31, 2014 and 2013 are $15,961,000 and $12,973,000, respectively, attributable to both prime and subcontracts with federal and state governments. The Company establishes a reserve against unbilled costs and fees based on known troubled accounts or contracts, historical experience, and other currently available evidence. There was no activity in the reserve for unbilled costs and fees during fiscal 2014, 2013 and 2012.

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

The components of inventories at March 31, 2014 and 2013, net of inventory reserves, were as follows:

(In thousands)	2014	2013
Raw materials, completed subassemblies and spare parts	$18,482	$21,450
Work-in-process	13,199	21,129
Finished goods	1,254	5,472
Total	$32,935	$48,051

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

Activity in the reserve for excess or obsolete inventory is as follows:

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions / Write- offs Charged to Reserves	Balance at End of Year
Fiscal 2014	$11,052	$1,355	$1,542	$10,865
Fiscal 2013	$6,210	$5,061	$219	$11,052
Fiscal 2012	$4,882	$3,076	$1,748	$6,210

Building, Equipment and Leasehold Improvements

The Company provides for depreciation and amortization of its fixed assets on a straight-line basis over estimated useful lives of 1-25 years or remaining lease terms. Expenditures for normal maintenance and repairs are charged to expense as incurred. Significant additions, renewals or betterments that extend the useful lives of the assets are capitalized at cost. The cost and accumulated depreciation applicable to equipment and leasehold improvements sold, or otherwise disposed of, are removed from the accounts, and any resulting gain or loss is included in the Consolidated Statements of Operations and Comprehensive Income.

Building, equipment and leasehold improvements consisted of the following at March 31, 2014 and 2013.

(In thousands)	Estimated Useful Lives	2014	2013
Building and leasehold improvements	Lesser of 25 years or remaining lease term	$21,265	$21,245
Equipment and tooling	5-10 years	5,517	5,284
Computer equipment and software	3-5 years	23,922	23,135
Furniture and fixtures	5-7 years	2,560	2,553
Demo and test equipment	2-5 years	8,331	7,579
Leased equipment	1-2 years or life of lease	63	63
Motor vehicles	3-5 years	72	72
Total		61,730	59,931
Less accumulated depreciation and amortization		(48,761)	(43,480)
Building, equipment and leasehold improvements, net		$12,969	$16,451

Revenue Recognition

The Company recognizes certain Cargo Inspection , Mobile Cargo Inspection, Parcel and Personnel Screening Systems, and after-market part sales, in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605-10, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Infrequently, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the products have been segregated from its inventories and cannot be used to fill other orders received.  There was no product being held under these arrangements at March 31, 2014 or March 31, 2013.

Certain of the Company’s contracts are multiple-element arrangements, which include standard products, custom-built systems or contract engineering projects, services (such as training), and service and maintenance contracts. In accordance with FASB ASC 605-25, Revenue Recognition — Multiple Element Arrangements, revenue arrangements that include multiple elements are analyzed to determine whether the deliverables can be divided into separate units of accounting or treated as a single unit of accounting. The Company allocates arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. The selling price used for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Discounts, if applicable, are allocated proportionally on the basis of the relative selling price of each deliverable. Generally, there is no customer right of return provision in the Company’s sales agreements.  Revenues are allocated to a delivered product or service when the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control.

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

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying consolidated balance sheets. Of the amounts in unbilled costs and fees at March 31, 2014, $2,484,000 (99%) is expected to be billed and collected during fiscal 2015.

Under the terms of certain cost reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $36,000 and $80,000 at March 31, 2014 and March 31, 2013, respectively) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees. The accuracy and appropriateness of the Company’s direct and indirect costs and expenses under these cost reimbursement contracts and its accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. government.  Such agencies have the right to challenge the Company’s cost estimates or allocations with respect to any government contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.  Although the Company can give no assurances, in the opinion of management, any adjustments likely to result from inquiries or audits of its contracts will not have a material adverse impact on the Company’s financial condition or results of operations.

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

Impairment is assessed by comparing the estimated undiscounted cash flows over the asset’s remaining life to the carrying amount of the asset. If the estimated cash flows are insufficient to recover the asset, an impairment loss is recognized based on the difference between the carrying value of the asset and the fair value of the asset less any costs of disposal.  No impairment costs were recorded in the fiscal years ended March 31, 2014, 2013 and 2012.

Accrued Salaries and Benefits

Accrued salaries and benefits at March 31, 2014 and March 31, 2013 include the following:

(In thousands)	2014	2013
Accrued payroll and payroll related taxes	$2,154	$1,995
Accrued incentive compensation	6,360	4,633
Accrued vacation	1,885	1,739
Accrued severance	406	1,607
Total accrued salaries and benefits	$10,805	$9,974

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

Other Current Liabilities

Other current liabilities at March 31, 2014 and March 31, 2013 include the following:

(In thousands)	2014	2013
Accrued accounts payable and other expenses	$2,196	$4,213
Accrued contract related costs	4,904	7,596
Accrued professional fees	361	375
Accrued sales commissions	1,831	2,010
Total other current liabilities	$9,292	$14,194

Research and Development

Internally funded research and development costs including direct labor, material, subcontractor expenses and related overheads are expensed as incurred. Internally funded research and development costs were $22,089,000, $23,618,000 and $25,544,000, in fiscal 2014, 2013, and 2012, respectively.  In addition, the Company recognized revenues of $698,000, $2,124,000 and $4,409,000, in fiscal 2014, 2013, and 2012, respectively related to government-sponsored research and development earned primarily on a cost reimbursement and fee basis as discussed above.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, unbilled costs and fees, accounts payable and letters of credit. The recorded amounts of these instruments approximate their fair value (see Note 8).

Income per Common and Potential Common Shares

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share under the two-class method.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the years ended March 31, 2014, 2013, and 2012, respectively, common stock equivalents of approximately 176,000, 182,000, and 64,000 are excluded from diluted earnings per share, as their effect is anti-dilutive.

(In thousands except per share amounts)	March 31, 2014	March 31, 2013	March 31, 2012
Earnings per Share — Basic:
Net income	$15,117	$17,454	$21,422
Less: Distributed and undistributed earnings to unvested restricted stock units	(44)	—	—
Distributed and undistributed earnings to common shareholders — Basic	$15,073	$17,454	$21,422
Weighted average number of common shares outstanding — basic	7,846	8,394	9,046
Income per share — basic	$1.92	$2.08	$2.37

Earnings per Share — Diluted:
Weighted average number of common shares outstanding — basic	7,846	8,394	9,046
Assumed exercise of stock options, warrants, restricted stock and restricted stock units	35	54	102
Weighted average number of common and potential common shares outstanding — diluted	7,881	8,448	9,148
Income per share — diluted	$1.91	$2.07	$2.34

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

Two customers, one agency of the U.S. government and one international customer, accounted for 55% of the accounts receivable balance at March 31, 2014.  The Company generally requires letters of credit and/or deposits or prepayments from international customers.  The Company has not experienced any significant losses from uncollectible accounts.

Common Stock Dividends

In May of 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.   Common stock cash dividends declared during the fiscal year ended March 31, 2014 were as follows:

Date Declared	Dividend per common share
May 7, 2013	$0.50
August 5, 2013	0.50
November 12, 2013	0.50
February 5, 2014	0.50
Fiscal year ended March 31, 2014	$2.00

On May 22, 2014, the Company declared a quarterly dividend of $0.50 for holders of record on June 2, 2014 to be paid June 9, 2014.

Stock-Based Compensation

Compensation expense for the fair value of stock based awards made to employees and the Board of Directors is recognized over the requisite service period for awards expected to vest. The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes option pricing model. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term, (3) the expected dividend yield and (4) risk-free interest rate. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock.  The expected dividend yield was based on the expectation the Company would continue paying dividends on the Company’s common stock at the same rate for the foreseeable future.  The risk free interest rate is based on the U.S. Zero-Bond rate.

The Company recognized $2,501,000, $184,000 and $1,799,000 of stock-based compensation costs in the Consolidated Statements of Operations and Comprehensive Income for the year ended March 31, 2014, 2013 and 2012, respectively. The income tax benefit related to such compensation for the years ended March 31, 2014, 2013 and 2012 was approximately $833,000, $63,000 and $612,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s Consolidated Statements of Operations and Comprehensive Income.  The credit for the year ended March 31, 2013 in selling, general and administrative expenses is attributable to the reversal of certain incentive compensation plan costs previously accrued for, which were terminated as a result of the announced retirement of the Company’s former Chief Executive Officer in September of 2012.

	Fiscal Year Ended
(In thousands)	March 31, 2014	March 31, 2013	March 31, 2012
Cost of revenues	$867	$188	$438
Selling, general and administrative	1,634	(4)	1,361
Total share-based compensation expense before tax	2,501	$184	$1,799

2. LEASE AGREEMENTS

The Company leases certain facilities under non-cancelable operating leases with various renewal options. For operating leases which contain fixed escalations in rental payments, the Company records the total rent payable on a straight-line basis over the original lease term. The Company incurred $1,030,000, $787,000 and $730,000 of operating rent expense in the fiscal years ended March 31, 2014, 2013, and 2012, respectively.   In conjunction with the Company’s lease for its headquarters, the Company has issued security in the form of a standby letter of credit in the amount of $300,000 with an original expiration date of March 1, 2006 which contains automatic extensions through April 15, 2016.

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

Future minimum rental payments under the Company’s non-cancelable leases, excluding real estate taxes, insurance and operating costs paid by the Company, required over the initial terms of the leases are as follows (in thousands):

Year Ending March 31,	Operating Leases	Capital Leases
2015	$532	$1,542
2016	225	1,414
Total payments	$757	2,956
Imputed interest		(41)
Lease financing liability		2,915
Less: Current portion of lease financing liability		1,511
Lease financing liability, net of current portion		$1,404

3. LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion.  At March 31, 2014, the Company had outstanding $28,060,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 51% to 74% of the outstanding letters of credit.   This resulted in a restricted cash balance of $14,916,000 at March 31, 2014 of which $313,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

4. INCOME TAXES

The provision (benefit) for income taxes for the years ended March 31, 2014, 2013, and 2012 consisted of the following:

(In thousands)	2014	2013	2012
Current:
Federal	$6,870	$11,339	$9,082
State	281	595	197
Foreign	88	22	7
	7,239	11,956	9,286
Deferred:
Federal	528	(2,743)	1,610
State	(358)	(375)	212
Change in valuation allowance	207	154	(72)
	377	(2,964)	1,750
Provision for income taxes	$7,616	$8,992	$11,036

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended March 31, 2014 is as follows:

(In thousands)	2014	2013	2012
Provision for income taxes at statutory rate	$7,957	$9,253	$11,360
State tax provision (benefit) net of federal effect	(50)	143	265
Stock based compensation	51	(60)	107
Research tax credits	(294)	(589)	(289)
Qualifying manufacturing credits	(288)	(154)	(315)
Change in valuation allowance	207	154	(72)
Other	33	245	(20)
Provision for income taxes	$7,616	$8,992	$11,036

The significant components of the net deferred tax assets at March 31, 2014 and 2013 are as follows:

	March 31, 2014		March 31, 2013
(In thousands)	Current	Non-current	Current	Non-current
Deferred tax assets (liabilities):
Accounts receivable and unbilled costs and fees	$—	$115	$—	$125
Inventory	240	3,880	248	3,935
Deferred revenue	—	1,783	—	1,778
Accrued vacation	606	—	558	—
Accrued warranty costs	144	—	141	—
Depreciation	—	(125)	—	(495)
Accrued contract costs	1,073	(1,356)	—	—
Unearned compensation	2,464	2,221	1,738	2,573
State credit carryforwards	—	1,151	—	944
Other	248	(200)	470	409
Deferred income tax assets	4,775	7,469	3,155	9,269
Valuation allowance	—	(1,151)	—	(944)
Net deferred income taxes	$4,775	$6,318	$3,155	$8,325

As of March 31, 2014 and March 31, 2013, the Company has $1,770,000 and $1,452,000 of state credit carryforwards, respectively.   Of these amounts, approximately $263,000 and $201,000 at March 31, 2014 and March 31, 2013, respectively, have unlimited carryforward and the remaining balances expire in various years through 2028.

At March 31, 2014 and March 31, 2013, the Company had a deferred tax valuation allowance of $1,151,000 and $944,000, respectively, on state credit carryforwards and other deferred tax assets for which management believes it is more-likely-than-not that realization of these assets will not occur.

The Company closed its examination by the Internal Revenue Service for tax year ended March 31, 2011 resulting in no material impact on the Company’s financial position or results of operations. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2011 through 2013 and for various state taxing authorities for the years ending March 31, 2007 through 2013.

In April 2013, the Company received an outstanding refund from the Massachusetts Department of Revenue for tax years ending March 31, 2006 through 2008 related to its sales apportionment methodology.  The Company received proceeds of approximately $1,500,000 related to this settlement which had been recorded as a receivable at March 31, 2013.

5. WARRANTY OBLIGATIONS

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery. Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure. Warranty experience for the years ended March 31, 2014 and 2013 is as follows:

(In thousands)	2014	2013
Warranty accrual at beginning of period	$397	$358
Accruals for warranties issued during the period	564	548
Adjustment of preexisting accrual estimates	(179)	152
Warranty costs incurred during period	(378)	(661)
Warranty accrual at end of period	$404	$397

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

Stock Repurchase Program

On August 2, 2012, the Board of Directors announced the approval of the Company’s fourth Stock Repurchase Program which authorized the Company to repurchase up to $35 million of additional shares of its common stock from time to time on the open market or in privately negotiated transactions.  This program was completed in May of 2013.  On May 7, 2013, the Board of Directors announced the approval of its fifth Stock Repurchase Program which authorized the Company to repurchase up to an additional $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.

During the fiscal year ended March 31, 2014, the Company repurchased 201,192 shares of common stock under this Program at an average price of $61.16.  As of March 31, 2014, the remaining balance available under the programs to repurchase shares was $35,000,000.

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of March 31, 2014: the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,040,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years. Certain of the options granted vest upon the achievement of certain performance based goals as well as service time incurred.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options:    A summary of the Company’s stock option activity is as follows:

	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	315,162	$56.72	376,331	$55.10	472,446	$55.77
Options granted	—	—	—	—	—	—
Options exercised	(84,853)	41.55	(50,505)	42.75	(75,714)	56.63
Options canceled or expired	(5,345)	43.66	(10,664)	65.72	(20,401)	65.01
Options outstanding, end of year	224,964	$62.75	315,162	$56.72	376,331	$55.10
Options exercisable, end of year	223,150	$62.76	312,895	$56.68	370,400	$55.00
Options available for grant	187,000		284,000		292,000

The following summarizes certain data for options outstanding and exercisable at March 31, 2014:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding:	9,950	$19.85-$40.00	$27.85	0.44
	49,207	$40.01-$60.00	51.99	1.73
	165,807	$60.01-$75.82	68.04	4.31
	224,964	$19.85-$75.82	$62.75	3.57

Options exercisable:	9,950	$19.85-$40.00	$27.85
	49,207	$40.01-$60.00	51.99
	163,993	$70.01-$75.82	68.11
	223,150	$19.85-$75.82	$62.76

The total intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during fiscal 2014, 2013 and 2012 was $1,906,000, $986,000 and  $1,815,000, respectively.   Non-vested stock option awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2014, there was no unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock plans.

The Company realizes a tax deduction upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised and/or sold. The Company receives an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant.  These tax benefits are credited to additional paid-in capital if it is considered more likely than not that they will be realized. During fiscal 2014, 2013 and 2012, a tax benefit (expense) of $9,000, $135,000 and ($303,000), respectively, was recorded to additional paid-in capital for exercises and/or sales of stock options or stock.

Restricted Stock and Restricted Stock Units:  The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock, restricted stock units, stock options, and/or cash awards which vest upon the achievement of certain performance based goals as well as service time incurred. In fiscal year 2014, this award consisted of restricted stock unit awards and cash.  In fiscal 2013 and 2012, the Company opted to issue this long term incentive plan with only a cash award which resulted in fewer restricted stock awards and stock options being granted.

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

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2014 there was $2,389,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average of 1.3 years.

A summary of the Company’s restricted stock and stock unit activity is as follows:

	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Unvested restricted stock and units outstanding, beginning of year	28,109	$66.20	40,599	$68.63	32,882	$65.03
Granted	70,515	60.52	19,657	61.00	24,006	73.03
Vested	(22,561)	64.53	(17,463)	68.08	(12,523)	68.70
Forfeited	(4,063)	63.73	(14,684)	63.71	(3,766)	65.07
Unvested restricted stock and units outstanding, end of year	72,000	$61.30	28,109	$66.20	40,599	$68.63

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

Geographical Data

All of the Company’s export sales originate from the United States.  At March 31, 2014, approximately 2.1% of the Company’s assets were in foreign countries.  The foreign assets were comprised of cash in foreign banks, and inventory in international depots for field replacements or systems shipped internationally but not accepted by fiscal year end.

The following table shows the breakdown of net sales and contract revenues to international and domestic customers based upon customer’s country of domicile and the major regions of international activity:

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2014		2013		2012
Domestic	$94,427	50%	$123,652	66%	$133,441	66%
International	95,822	50%	63,028	34%	70,111	34%
Net Sales and Contract Revenues	$190,249	100%	$186,680	100%	$203,552	100%
Middle East & Africa		72%		54%		63%
Americas — Non-US		11%		29%		20%
Asia / Pacific		11%		13%		11%
Europe		6%		4%		6%

In fiscal 2014, the Company had international sales to one country which accounted for 15% of the total sales of the Company.  In fiscal 2013, international sales to one individual country did not exceed 10% of total sales.  In fiscal 2012, the Company had international sales to one country which accounted for 11% of the total sales of the Company.

Major Customers:  Sales to major customers (representing in excess of 10% of consolidated revenues) consisted of the following:

Fiscal 2014:   $33,886,000, $25,863,000, and $25,078,000, respectively, to three customers.

Fiscal 2013:   $44,850,000 and $30,874,000, respectively, to two customers.

Fiscal 2012:   $46,167,000 to one customer.

Domestically, the Company’s primary client base is comprised of agencies of the U.S. government. Approximately 46%, 63% and 62% of the Company’s sales in fiscal 2014, 2013, and 2012 respectively, were derived from either (i) contracting directly with the U.S. government, or (ii) contracting with contractors working directly with the U.S. government. Certain of the Company’s contracts with the U.S. government provide the U.S. government with the standard unilateral right to terminate these contracts for convenience.   In fiscal year ended March 31, 2012, one of the Company’s contracts with the U.S. government was terminated in whole or in part for convenience by the U.S. government.  This termination did not result in any material losses to the Company.  There were no terminations for convenience in the fiscal years ended March 31, 2013 or 2014.

8. FAIR VALUE MEASUREMENTS

FASB ASC 820, Fair Value Measurements and Disclosures, defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with ASC 820, the Company categorized the Company’s financial assets, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2014 and March 31, 2013:

(In thousands)	March 31, 2014	March 31, 2013
Level 1 — Financial Assets
Money market funds	$33,623	$16,549
Treasury bills	17,722	—
Total Level 1 Financial Assets	51,345	16,549
Level 2 — Financial Assets
Corporate debentures/bonds	41,424	75,572
Commercial paper	6,193	28,974
Government agency bonds	26,660	—
Certificates of deposit	—	4,000
Total Level 2 Financial Assets	74,277	108,546
Total cash equivalents and short-term investments	$125,622	$125,095

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2014:
Short-term investments:
Corporate debentures/bonds	$38,076	$9	$(11)	$38,074
Commercial paper	6,193	—	—	6,193
Government agency bonds	26,652	10	(2)	26,660
Treasury bills	17,708	14	—	17,722
Total short-term investments	$88,629	$33	$(13)	$88,649
Cash equivalents:
Money market funds	$33,623	$—	$—	$33,623
Corporate debentures/bonds	3,350	—	—	3,350
Total cash equivalents	$36,973	$—	$—	$36,973

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2013:
Short-term investments:
Corporate debentures/bonds	$75,578	$14	$(20)	$75,572
Commercial paper	28,974	—	—	28,974
Certificates of deposit	4,000	—	—	4,000
Total short-term investments	$108,552	$14	$(20)	$108,546
Cash equivalents:
Money market funds	16,549	—	—	16,549
Total cash equivalents	$16,549	$—	$—	$16,549

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. At March 31, 2014, the Company had $25,119,000 of open purchase orders which are expected to be substantially fulfilled within the next two years. Certain single source vendors, or vendors producing custom material, require significant lead times from order to delivery of their material. Should the demand for the Company’s products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges related to these commitments, that could be material to the Company’s results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

Employment Agreements

On March 13, 2013, the Company signed an offer of employment with Charles P. Dougherty for the position of President and Chief Executive Officer.  Mr. Dougherty commenced employment on April 8, 2013.  Under the terms of this agreement, Mr. Dougherty is entitled to receive base compensation in the amount of $550,000 per year, a performance-based annual incentive bonus equal to 100% of his base compensation per year (guaranteed for the fiscal year ended March 31, 2014), and to participate in the long-term incentive program with awards equal to 200% of base compensation upon achievement of certain long-term strategic goals.  These awards may be comprised of restricted stock, restricted stock units, stock options and/or cash as determined by the Compensation Committee of the Board of Directors.

Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for all employees.   Employees are eligible to participate on the first of the month following date of employment.  The Plan is funded by elective employee contributions of up to 100% of their compensation up to IRS limits. Under the Plan the Company at its discretion matches 50% of the first 6% of employee contributions for each participant in the form of Company common stock or cash. Expenses under the Plan, consisting of Company contributions which were made solely in cash and Plan administrative expenses paid by the Company, totaled $927,000, $1,091,000 and $1,152,000, in 2014, 2013, and 2012, respectively.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

FOR THE YEARS ENDED MARCH 31, 2014 AND MARCH 31, 2013

(In thousands, except per share amounts)

	2014 by quarter				2013 by quarter
	1st	2nd	3rd	4th(1)	1st	2nd	3rd	4th(2)
Net sales and contract revenues	$43,084	$43,816	$37,773	$65,576	$47,344	$46,253	$50,803	$42,280
Gross profit	$19,147	$19,206	$16,868	$21,429	$21,473	$20,997	$22,700	$14,249
Operating income	$7,324	$7,121	$2,333	$5,978	$6,360	$9,597	$9,178	$1,133
Net income	$4,865	$4,739	$1,558	$3,955	$4,202	$6,399	$6,093	$760
Net income per share
— Basic	$0.62	$0.61	$0.20	$0.50	$0.47	$0.77	$0.74	$0.09
— Diluted	$0.62	$0.60	$0.20	$0.50	$0.47	$0.76	$0.73	$0.09

(1)                The fourth quarter of fiscal 2014 gross profit was negatively impacted by the completion of a large integrated cargo contract with a custom configuration that had lower than average profit margins. In addition, margin was impacted by lower margins from the services division due to lower revenues.

(2)                The fourth quarter of fiscal 2013 gross profit was impacted by the accrual of $4.1 million to settle a contractual issue in the Middle East and $1.3 million incurred in severance related costs due to a force reduction.

(3)                Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

(4)                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: June 6, 2014	By:	/s/ CHARLES P. DOUGHERTY

Charles P. Dougherty
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES P. DOUGHERTY	Director and President and Chief Executive Officer	June 6, 2014
Charles P. Dougherty	(Principal Executive Officer)

/s/ KENNETH J. GALAZNIK	Senior Vice President, Chief Financial Officer and Treasurer	June 6, 2014
Kenneth J. Galaznik	(Principal Financial and Accounting Officer)

/s/ DENIS R. BROWN	Chairman of the Board, Director	June 6, 2014
Denis R. Brown

/s/ JOHN A. GORDON	Director	June 6, 2014
John A. Gordon

/s/ HAMILTON W. HELMER	Director	June 6, 2014
Hamilton W. Helmer

/s/ DON R. KANIA	Director	June 6, 2014
Don R. Kania

/s/ MARK S. THOMPSON	Director	June 6, 2014
Mark S. Thompson

/s/ JENNIFER L. VOGEL	Director	June 6, 2014
Jennifer L. Vogel

/s/ CARL W. VOGT	Director	June 6, 2014
Carl W. Vogt

EXHIBIT INDEX

Exhibit Number		Description of Exhibit (and Statement of Incorporation by Reference, If Applicable)

3.1

Restated Articles of Organization of the Company, as amended, including Certificate of Designation, Preferences, and Rights of Preferred Stock of the Company, dated April 16, 2008 (filed as Exhibit 3.1 to the Company’s filing on Form 10-K dated June 9, 2010 and incorporated herein by reference)

3.2		Amended and Restated By-laws of the Company (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 6, 2013)
4.2

Rights Agreement, dated April 17, 2008, between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s filing on Form 8-A12B filed on April 18, 2008 and incorporated herein by reference)

10.1	*	1998 Non-Qualified Stock Option Plan (filed as Exhibit (10)(b)(xiii) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1998 and incorporated herein by reference)
10.2		Lease of Billerica property (filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference)
10.3		Amendment to Lease of Billerica property (filed as Exhibit 10(c)(ii) to the Company’s Annual Report on Form 10-K for the year ended March 28, 1997 and incorporated herein by reference)
10.4	*	1999 Combination Stock Option Plan (filed as Exhibit 99 to the Company’s Registration Statement on Form S-8, File No. 333-91801, filed on November 30, 1999 and incorporated herein by reference)
10.5	*	2002 Combination Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-102338, filed on January 3, 2003 and incorporated herein by reference)
10.6

Second Amendment of Lease of 829 Middlesex Turnpike, Billerica, Massachusetts (filed as Exhibit 10(c)(vii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference)

10.7	*

Amendment of 2002 Combination Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-102338, filed on January 3, 2003 and incorporated herein by reference)

10.8	*	2003 Stock Plan for Non-Employee Directors (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-117843, filed on July 30, 2004 and incorporated herein by reference)
10.9	*	Amendment to 2003 Stock Plan for Non-Employee Directors (filed as Exhibit 10(c)(xx) to the Company’s Annual Report on Form 10-K for the year ended March 31, 2005 and incorporated herein by reference)
10.10	*	2005 Equity and Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-162291, filed on October 2, 2009 and incorporated herein by reference)
10.11	*

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

10.31	*	Form of performance-based restricted stock unit agreement under the 2005 Equity and Incentive Plan (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2013
10.32	*	Form of performance-based cash incentive agreement under the 2005 Equity and Incentive Plan (filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2013
10.33	*	Form of Change in Control & Severance Benefit Agreement, effective April 1, 2014 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated April 4, 2014 and incorporated herein by reference)
21.1	†	Subsidiaries of Registrant
23.1	†	Consent of Independent Registered Public Accounting Firm
31.1	†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	†

The following materials from the Annual Report on Form 10-K of American Science and Engineering, Inc. for the year ended March 31, 2014, filed on June 6, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statement of Changes in Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

†   Filed herewith

*   Management contract or compensatory plan