Form 10-Q
period 2014-06-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2014-07-31
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  ☐      No  ☒

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of July 23, 2014 was 7,911,654.

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	June 30, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$50,120	$62,143
Restricted cash and investments	14,570	14,603
Short-term investments, at fair value	87,479	88,649
Accounts receivable, net of allowances of $331 and $323 at June 30, 2014 and March 31, 2014, respectively	30,242	34,317
Unbilled costs and fees	3,169	2,491
Inventories, net	38,100	32,935
Prepaid expenses and other current assets	9,642	5,459
Deferred income taxes	4,775	4,775
Total current assets	238,097	245,372
Building, equipment and leasehold improvements, net	11,612	12,969
Restricted cash and investments	346	313
Deferred income taxes	6,318	6,318
Other assets, net	830	539
Total assets	$257,203	$265,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,494	$10,618
Accrued salaries and benefits	7,964	10,805
Accrued warranty costs	246	404
Accrued income taxes	266	2,338
Deferred revenue	12,198	10,934
Customer deposits	20,985	16,589
Current portion of lease financing liability	1,516	1,511
Other current liabilities	6,690	9,292
Total current liabilities	57,359	62,491
Lease financing liability, net of current portion	1,023	1,404
Deferred revenue	2,792	3,941
Other long-term liabilities	290	280
Total liabilities	61,464	68,116

Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 7,898,841 and 7,884,015 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	5,265	5,255
Capital in excess of par value	36,116	35,236
Accumulated other comprehensive income (loss), net	(1)	13
Retained earnings	154,359	156,891
Total stockholders’ equity	195,739	197,395
Total liabilities and stockholders’ equity	$257,203	$265,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

		For the Three Months Ended
	(In thousands, except per share amounts)	June 30, 2014	June 30, 2013
	Net sales and contract revenues:
	Net product sales and contract revenues	$23,251	$21,280
	Net service revenues	12,286	21,804
	Total net sales and contract revenues	35,537	43,084

	Cost of sales and contracts:
	Cost of product sales and contracts	12,298	12,553
	Cost of service revenues	6,770	11,384
	Total cost of sales and contracts	19,068	23,937
	Gross profit	16,469	19,147

	Expenses:
	Selling, general and administrative expenses	8,191	7,409
	Research and development costs	6,006	4,414
	Total operating expenses	14,197	11,823

	Operating income	2,272	7,324

	Other income (expense):
	Interest and investment income	78	94
	Interest expense	(10)	(15)
	Other expense, net	(153)	(87)
	Total other income (expense)	(85)	(8)
	Income before provision for income taxes	2,187	7,316
	Provision for income taxes	733	2,451

	Net income	$1,454	$4,865
	Other comprehensive loss:
	Unrealized loss on available for sale securities (net of tax)	(14)	(26)
	Comprehensive income	$1,440	$4,839

Income per share	—Basic	$0.18	$0.62
	—Diluted	$0.18	$0.62

Weighted average shares	—Basic	7,891	7,842
	—Diluted	7,913	7,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
(In thousands)	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$1,454	$4,865
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,312	1,291
Provisions for contracts, inventory and accounts receivable reserves	(420)	32
Amortization of bond premium	289	470
Stock compensation expense	779	308
Changes in assets and liabilities:
Accounts receivable	4,068	3,139
Unbilled costs and fees	(678)	(355)
Inventories	(4,297)	(2,287)
Prepaid expenses and other assets	(4,474)	1,959
Accounts payable	(3,124)	633
Accrued income taxes	(2,072)	844
Customer deposits	4,396	4,766
Deferred revenue	115	(1,373)
Accrued expenses and other liabilities	(5,591)	(2,666)
Net cash provided by (used for) operating activities	(8,243)	11,626

Cash flows from investing activities:
Purchases of short-term investments	(21,133)	—
Proceeds from sales and maturities of short-term investments	22,000	47,638
Purchases of property and equipment, net	(396)	(707)
Net cash provided by investing activities	471	46,931

Cash flows from financing activities:
Increase in restricted cash and investments	—	(1,797)
Proceeds from exercise of stock options	116	1,452
Repurchase of shares of common stock	—	(12,306)
Repayment of leasehold financing liability	(376)	(369)
Payment of common stock dividend	(3,991)	(3,893)
Net cash used for financing activities	(4,251)	(16,913)

Net increase (decrease) in cash and cash equivalents	(12,023)	41,644
Cash and cash equivalents at beginning of period	62,143	40,418
Cash and cash equivalents at end of period	$50,120	$82,062

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, or fiscal 2014, as filed with the Securities and Exchange Commission on June 6, 2014.

The unaudited condensed consolidated financial statements, in the opinion of management, include all necessary adjustments, consisting solely of normal recurring adjustments, to present fairly the Company’s financial position, results of operations and cash flows.  These results are not necessarily indicative of the results to be expected for the entire year.

Nature of Operations

The Company develops, manufactures, markets, and sells X-ray inspection and other detection products for homeland security, force protection, and other critical defense applications.  The Company provides maintenance, warranty, engineering, and training services related to these products.  The Company has one reporting segment, X-ray screening products.

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

Occasionally, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the product has been segregated from the Company’s inventories and cannot be used to fill other orders received.  There was no product being held under such arrangements at June 30, 2014 or March 31, 2014.

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2014.  There have been no changes to the Company’s critical accounting policies during the three months ended June 30, 2014.

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

During the quarter ended June 30, 2014, the Company made no stock repurchases.  As of June 30, 2014, the remaining balance available under our fifth Stock Repurchase Program was $35,000,000.

Dividends

	Three Months Ended
(In thousands)	June 30, 2014	June 30, 2013
Dividends declared	$0.50	$0.50
Dividends paid	$0.50	$0.50

On July 31, 2014, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on September 3, 2014 to all shareholders of record at the close of business on August 20, 2014.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the goods or services transferred to its customers. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

The Company recognized $779,000 and $308,000 of stock-based compensation costs for the three months ended June 30, 2014 and June 30, 2013, respectively.  The income tax benefit recognized related to the compensation costs for the three months ended June 30, 2014 and June 30, 2013 was approximately $261,000 and $99,000, respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations and comprehensive income:

	Three Months Ended
(In thousands)	June 30, 2014	June 30, 2013
Cost of revenues	$226	$113
Selling, general and administrative expenses	553	195
Total stock-based compensation expense before tax	$779	$308

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock plans outstanding as of June 30, 2014: the 1998 Non-Qualified Option Plan, the 1999 Combination Plan, the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors and the 2005 Equity and Incentive Plan. There are 3,040,000 shares authorized under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years. Certain of the options granted vest upon the achievement of certain performance based goals as well as service time incurred.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the three months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2014	224,964	$62.75	3.57
Grants	—
Exercises	(4,250)	26.97		$171,000
Cancellations	(906)	61.40
Options outstanding at June 30, 2014	219,808	$63.45	3.37
Options exercisable at June 30, 2014	219,808	$63.45

Information related to the stock options outstanding as of June 30, 2014 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$ 19.85-$40.00	5,700	0.18	$28.50	5,700	$28.50
$ 40.01-$60.00	49,207	1.45	51.99	49,207	51.99
$ 60.01-$75.82	164,901	4.05	68.07	164,901	68.07
$ 19.85-$75.82	219,808	3.37	$63.45	219,808	$63.45

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

There were no options granted in the three month periods ended June 30, 2014 or June 30, 2013.

As of June 30, 2014, there was no remaining unrecognized compensation cost related to options granted.

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

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2014, there was $4,805,000 of total unrecognized compensation costs related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. These costs are expected to be recognized over a weighted average period of 1.24 years.

The following table summarizes the status of the Company’s non-vested restricted stock and stock unit awards for the three months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2014	72,000	$61.30
Granted	52,397	65.03
Vested	(20,810)	62.28
Forfeited	(6,300)	61.34
Outstanding at June 30, 2014	97,287	$63.10

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

The components of inventories at June 30, 2014 and March 31, 2014 were as follows:

(In thousands)	June 30, 2014	March 31, 2014
Raw materials, completed sub-assemblies, and spare parts	$19,583	$18,482
Work-in-process	15,095	13,199
Finished goods	3,422	1,254
Total	$38,100	$32,935

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share under the two-class method.  Diluted earnings per share include the dilutive impact of options, and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended June 30, 2014 and June 30, 2013, common stock equivalents of 83,000 and 184,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended
(In thousands except per share amounts)	June 30, 2014	June 30, 2013
Earnings Per Share - Basic:
Net income	$1,454	$4,865
Less: Distributed and undistributed earnings to unvested restricted stock units	18	—
Distributed and undistributed earnings to common shareholders — Basic	1,436	4,865
Weighted average number of common shares outstanding — basic	7,891	7,842
Net income per share — basic	$0.18	$0.62
Earnings Per Share - Diluted:
Weighted average number of common shares outstanding	7,891	7,842
Add dilutive effect of potential common shares	22	40
Weighted average number of common and potential common shares outstanding — diluted	7,913	7,882
Net income per share — diluted	$0.18	$0.62

5.   LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which management believes is low.  As of June 30, 2014, the Company had outstanding $28,073,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 51% to 73% of the outstanding letters of credit, resulting in restricted cash and investments balance of $14,916,000 at June 30, 2014, of which $346,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

The following table presents the financial assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2014 and March 31, 2014:

(In thousands)	June 30, 2014	March 31, 2014
Level 1 — Financial Assets
Money market funds	$38,421	$33,623
Treasury bills	17,724	17,722
Total Level 1 Financial Assets	56,145	51,345
Level 2 — Financial Assets
Corporate debentures/bonds	36,913	41,424
Commercial paper	6,192	6,193
Government agency bonds	26,650	26,660
Total Level 2 Financial Assets	69,755	74,277
Total cash equivalents and short-term investments	$125,900	$125,622

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of June 30, 2014, all of the Company’s available-for-sale securities had contractual maturities of twenty-one months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three months ended June 30, 2014 and June 30, 2013, respectively. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income, as disclosed in the condensed consolidated statements of operations and comprehensive income.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014:
Short-term investments:
Corporate debentures/bonds	$36,933	$1	$(21)	$36,913
Government agency bonds	26,643	9	(2)	26,650
Treasury bills	17,706	18	—	17,724
Commercial paper	6,192	—	—	6,192
Total short-term investments	$87,474	$28	$(23)	$87,479
Cash equivalents:
Money market funds	$38,421	$—	$—	$38,421
Total cash equivalents	$38,421	$—	$—	$38,421

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:
Short-term investments:
Corporate debentures/bonds	$38,076	$9	$(11)	$38,074
Commercial paper	6,193	—	—	6,193
Government agency bonds	26,652	10	(2)	26,660
Treasury bills	17,708	14	—	17,722
Total short-term investments	$88,629	$33	$(13)	$88,649
Cash equivalents:
Money market funds	$33,623	$—	$—	$33,623
Corporate debentures/bonds	3,350	—	—	3,350
Total cash equivalents	$36,973	$—	$—	$36,973

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2011 through 2013 and by various state taxing authorities for the years ending March 31, 2007 through 2013.

In April 2013, the Company received a refund from the Massachusetts Department of Revenue for tax years ending March 31, 2006 through 2008 related to its sales apportionment methodology.  The Company received proceeds of approximately $1,500,000 related to this refund.

8.   GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended
(In thousands)	June 30, 2014	June 30, 2013
Warranty accrual at beginning of period	$404	$397
Accruals for warranties issued during the period	42	105
Adjustment of preexisting accrual estimates	(144)	(15)
Warranty costs incurred during period	(56)	(123)
Warranty accrual at end of period	$246	$364

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

Overview

American Science and Engineering, Inc. develops and manufactures X-ray inspection systems for homeland security, force protection and other critical defense applications.  We provide maintenance, warranty, engineering, and training related to these products.

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

Net sales and contract revenues for the first quarter of fiscal year ending March 31, 2015, or fiscal 2015, decreased to $35,537,000 compared to revenues of $43,084,000 for the first quarter of fiscal 2014. We reported operating income of $2,272,000 for the first quarter of fiscal 2015 compared to $7,324,000 for the first quarter of fiscal 2014.  Net income for the first quarter of fiscal 2015 was $1,454,000 ($0.18 per share, on a diluted basis) compared to net income of $4,865,000 ($0.62 per share, on a diluted basis) for the first quarter of fiscal 2014. These results represent an 18% decrease in revenues, a 70% decrease in net income, and a $0.44 decrease in earnings per share when compared to results for the first quarter of fiscal 2014.

The following table presents net sales and contract revenues by product and service categories:

	For the quarter ended
(In thousands)	June 30, 2014	June 30, 2013

Cargo Inspection Systems	$9,146	$13,618
Mobile Cargo Inspection Systems	11,563	4,808
Parcel and Personnel Screening Inspection Systems	765	1,842
Other product sales and contract revenue	1,777	1,012
Total net product sales and contract revenues	23,251	21,280
Net service revenues	12,286	21,804
Total net sales and contract revenues	$35,537	$43,084

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2014 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 6, 2014.  There have been no changes to our critical accounting policies during the three month period ended June 30, 2014.

Results of Operations

Net sales and contract revenues for the first quarter of fiscal 2015 decreased by $7,547,000 to $35,537,000 compared to the net sales and contract revenues of $43,084,000 for the corresponding period in the prior fiscal year.  Product sales and contract revenues increased by $1,971,000 from the prior year due to an increase of $6,755,000 in Mobile Cargo Inspection Systems revenues.  Other product sales and contract revenues increased slightly from the prior year period.  These revenue increases was offset in part by decreases in Cargo Inspection Systems revenues of $4,472,000 and Parcel and Personnel Inspection System revenues of $1,077,000 due to lower unit volume.  Net service revenues decreased by $9,518,000 to $12,286,000 compared to the first quarter of fiscal 2014 due primarily to the reduction in the number of systems under support contract as a result of the continuing withdrawal of U.S. forces from Iraq and Afghanistan.  Additionally, certain of these contracts have shifted from full service, fixed price contracts to volume based labor only contracts resulting in lower revenue.

Total cost of sales and contract revenues for the first quarter of fiscal 2015 decreased by $4,869,000 to $19,068,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues decreased by $255,000 to $12,298,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 53% of revenues versus 59% of revenues for the corresponding period in the prior year.  The resultant increase in gross margin percentage from the corresponding period a year ago is due primarily to a shift in the mix of products delivered with a greater portion of revenues derived from the Mobile Cargo Inspection Systems product group which have higher margins than the other product groups.  In addition, Cargo Inspection Systems experienced comparatively higher margins in the current year as compared to the prior year, as technical issues related to one program resulted in negative margins for that program in fiscal 2014.  The cost of service revenues for the quarter ended June 30, 2014 decreased by $4,614,000 to $6,770,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 55% of revenues from 52% of revenues in the corresponding period.  The decline in margins in the first quarter of fiscal 2015 as compared to the corresponding prior period is attributable to increased labor costs as a percentage of revenue to support systems under contract.

Selling, general and administrative expenses for the first quarter of fiscal 2015 increased by $782,000 to $8,191,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 23% of revenues in the current period compared to 17% for the corresponding period in the prior year.  The increase in selling, general and administrative expenses from the prior year period was primarily the result of an increase in incentive compensation expense of $662,000, an increase in marketing related expenses of $230,000 related to the launch of the Company’s new product, the Mini Z, during the quarter and an increase in travel related expenses of $149,000 as compared to the prior year.  Offsetting these increases was a decrease in legal fees of $310,000 as compared to the prior period as the Company incurred ligation costs related to a patent dispute in the first quarter of fiscal 2014 which was later settled during fiscal 2014.

Company funded research and development expenses for the first quarter of fiscal 2015 increased by $1,592,000 to $6,006,000 as compared to the corresponding period a year ago.  Research and development expenses represented 17% of revenues in the current quarter compared to 10% for the corresponding period in the prior year. Research and development expenses increased as compared to the prior year period as engineering resources that had been devoted to completion of a significant custom-build revenue program at an international port during the prior year, returned to research and development activities, and our average engineering headcount also increased as compared to the corresponding prior year period.  Research and development activities performed in the first quarter of fiscal 2015 focused on the development of new products, product options and product enhancements.

Other income (expense) was ($85,000) of expense for the first quarter of fiscal 2015 as compared to ($8,000) of expense for the corresponding period a year ago.  The increase in other expense was the result of reduced investment income as well as an increase of $40,000 in foreign currency transaction losses as compared to the prior year.

We reported pre-tax income of $2,187,000 in the first quarter of fiscal 2015 as compared to pre-tax income of $7,316,000 in the corresponding period due to the factors described above.

Our effective tax rate was 33.5% for both periods presented.

We had net income of $1,454,000 for the first quarter of fiscal 2015 as compared to net income of $4,865,000 in the first quarter of fiscal 2014.  The significant factors contributing to these results are noted in the above sections.

Liquidity and Capital Resources

Our sources of liquidity include, but are not limited to, our cash flows from operations and cash received from stock issuances related to option exercises.  We believe that our operating cash flows and cash and investments on hand are sufficient to fund our working capital requirements, capital expenditures, income tax obligations, dividends to our shareholders and performance guarantee collateralizations for the foreseeable future and also to fund stock repurchases as desired.

Summary of Cash Activities

Cash and cash equivalents decreased by $12,023,000 to $50,120,000 at June 30, 2014 compared to $62,143,000 at March 31, 2014. Cash inflows for the period consisted primarily of:

1)             net income of $1,454,000 for the period adjusted for $1,960,000 in non-cash expenditures which included depreciation expense, stock based compensation, deferred income taxes, amortization of bond premiums, and provisions for contract, inventory and accounts receivable reserves;

2)             net proceeds from sales and maturities of short-term investments of $867,000;

3)             an increase of $4,396,000 in customer deposits during the period due to the timing of milestone payments on certain fixed price contracts; and

4)             a decrease of $4,068,000 in accounts receivable from year end.

Offsetting these inflows were cash outflows including:

1)             the payment of $3,991,000 in common stock dividends during the period as part of our quarterly dividend program;

2)             a decrease in accrued expenses and other liabilities of $5,591,000 due primarily to the payment of incentive compensation and agent commissions accrued for at year end;

3)             an increase in inventories of $4,297,000;

4)             an increase in prepaid expenses and other assets of 4,474,000;

5)             a decrease in accounts payable of $3,124,000 from the year end; and

6)             a decrease in accrued income taxes of $2,072,000 due the payment of estimated taxes related to the year end provision.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.  As of June 30, 2014, we had outstanding $28,073,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 51% to 73% of the outstanding letters of credit, resulting in a restricted cash and investments balance of $14,916,000 at June 30, 2014, of which $346,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year.  For further information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the Securities and Exchange Commission on June 6, 2014.

ITEM 4 — CONTROLS AND PROCEDURES

a)   Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reviewed and evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer

concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)   Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2014 as filed with the Securities and Exchange Commission on June 6, 2014. There have been no material changes from the factors disclosed in our Form 10-K for the year ended March 31, 2014, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2013, the Board of Directors announced the approval of a Stock Repurchase Program which authorizes us to repurchase up to $35.0 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. We made no repurchases of equity securities in the quarter ended June 30, 2014.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: July 31, 2014	/s/ Kenneth J. Galaznik
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

101

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at June 30, 2014 and March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.*

*   Filed herewith.