Form 10-Q
period 2014-09-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2014-11-10
CIK 5768

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of November 3, 2014 was 7,866,168.

Part I — Financial Information
Item 1 — Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets — September 30, 2014 and March 31, 2014	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — For the three and six months ended September 30, 2014 and September 30, 2013	4
Unaudited Condensed Consolidated Statements of Cash Flows — For the six months ended September 30, 2014 and September 30, 2013	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 — Quantitative and Qualitative Disclosure About Market Risk	16
Item 4 — Controls and Procedures	16
Part II — Other Information
Item 1A — Risk Factors	17
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6 —Exhibits	17
Signatures	18

Z Backscatter™, ZBV®, AS&E®, Gemini®, OmniView™, Sentry®, SmartCheck®, Z Portal®, MINI Z™ and all American Science and Engineering, Inc. (“AS&E”) product names and AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	September 30, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$39,829	$62,143
Restricted cash and investments	13,474	14,603
Short-term investments, at fair value	76,359	88,649
Accounts receivable, net of allowances of $343 and $323 at September 30, 2014 and March 31, 2014, respectively	29,419	34,317
Unbilled costs and fees	5,763	2,491
Inventories, net	45,200	32,935
Prepaid expenses and other current assets	10,441	5,459
Deferred income taxes	4,775	4,775
Total current assets	225,260	245,372
Building, equipment and leasehold improvements, net	10,866	12,969
Restricted cash and investments	716	313
Deferred income taxes	6,318	6,318
Other assets, net	993	539
Total assets	$244,153	$265,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,856	$10,618
Accrued salaries and benefits	8,308	10,805
Accrued warranty costs	186	404
Accrued income taxes	—	2,338
Deferred revenue	11,360	10,934
Customer deposits	22,022	16,589
Current portion of lease financing liability	1,521	1,511
Other current liabilities	4,975	9,292
Total current liabilities	52,228	62,491
Lease financing liability, net of current portion	640	1,404
Deferred revenue	1,668	3,941
Other long-term liabilities	38	280
Total liabilities	54,574	68,116
Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 7,930,618 and 7,884,015 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	5,287	5,255
Capital in excess of par value	37,854	35,236
Accumulated other comprehensive income (loss), net	(16)	13
Retained earnings	146,454	156,891
Total stockholders’ equity	189,579	197,395
Total liabilities and stockholders’ equity	$244,153	$265,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales and contract revenues:
Net product sales and contract revenues	$11,004	$22,208	$34,255	$43,488
Net service revenues	12,062	21,608	24,348	43,412
Total net sales and contract revenues	23,066	43,816	58,603	86,900

Cost of sales and contracts:
Cost of product sales and contracts	6,531	14,341	18,829	26,894
Cost of service revenues	6,852	10,269	13,622	21,653
Total cost of sales and contracts	13,383	24,610	32,451	48,547
Gross profit	9,683	19,206	26,152	38,353

Expenses:
Selling, general and administrative expenses	9,118	6,913	17,309	14,322
Research and development costs	6,418	5,172	12,424	9,586
Total operating expenses	15,536	12,085	29,733	23,908
Operating income (loss)	(5,853)	7,121	(3,581)	14,445

Other income (expense):
Interest and investment income	87	75	165	169
Interest expense	(9)	(14)	(19)	(29)
Other, net	(99)	(56)	(252)	(143)
Total other income (expense)	(21)	5	(106)	(3)
Income (loss) before provision for (benefit from) income taxes	(5,874)	7,126	(3,687)	14,442
Provision for (benefit from) income taxes	(1,968)	2,387	(1,235)	4,838
Net income (loss)	$(3,906)	$4,739	$(2,452)	$9,604
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities (net of tax)	(15)	60	(29)	34
Comprehensive income (loss)	$(3,921)	$4,799	$(2,481)	$9,638
Income (loss) per share - Basic	$(0.49)	$0.61	$(0.31)	$1.23
Income (loss) per share - Diluted	$(0.49)	$0.60	$(0.31)	$1.22
Weighted average shares — Basic	7,917	7,820	7,904	7,831
Weighted average shares — Diluted	7,917	7,851	7,904	7,866
Dividends declared per share	$0.50	$0.50	$1.00	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
(In thousands)	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (loss)	$(2,452)	$9,604
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,605	2,613
Provisions for contracts, inventory and accounts receivable reserves	(270)	1,543
Amortization of bond premium	540	855
Deferred income taxes	—	1,894
Stock compensation expense	1,770	641
Changes in assets and liabilities:
Accounts receivable	4,878	7,490
Unbilled costs and fees	(3,272)	5
Inventories	(11,534)	(4,332)
Prepaid expenses and other assets	(5,436)	1,640
Accounts payable	(6,762)	2,873
Accrued income taxes	(2,338)	(2,094)
Customer deposits	5,433	12,731
Deferred revenue	(1,847)	(3,077)
Accrued expenses and other liabilities	(7,274)	(3,756)
Net cash (used for) provided by operating activities	(25,959)	28,630

Cash flows from investing activities:
Purchases of short-term investments	(29,212)	(18,311)
Proceeds from sales and maturities of short-term investments	40,933	57,534
Purchases of property and equipment, net	(943)	(1,249)
Net cash provided by investing activities	10,778	37,974

Cash flows from financing activities:
Decrease (increase) in restricted cash and investments	726	(1,222)
Proceeds from exercise of stock options	888	1,497
Repurchase of shares of common stock	—	(12,306)
Repayment of leasehold financing liability	(754)	(742)
Payment of common stock dividend	(7,993)	(7,800)
Reduction of income taxes paid due to the tax benefit from employee stock option expense	—	20
Net cash used for financing activities	(7,133)	(20,553)

Net (decrease) increase in cash and cash equivalents	(22,314)	46,051
Cash and cash equivalents at beginning of period	62,143	40,418
Cash and cash equivalents at end of period	$39,829	$86,469

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

Occasionally, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the product has been segregated from the Company’s inventories and cannot be used to fill other orders received.  There was no product being held under such arrangements at September 30, 2014 or March 31, 2014.

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2014.  There have been no changes to the Company’s critical accounting policies during the six months ended September 30, 2014.

Stock Repurchase Program

On May 7, 2013, the Board of Directors announced the approval of its fifth Stock Repurchase Program which authorized the Company to repurchase up to an additional $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.

During the six months ended September 30, 2014, the Company made no stock repurchases.  As of September 30, 2014, the remaining balance available under our fifth Stock Repurchase Program was $35,000,000.

Since September 30, 2014, the Company has repurchased 65,200 shares of its common stock at an average price of $48.33.

Dividends

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Dividends declared	$0.50	$0.50	$1.00	$1.00
Dividends paid	$0.50	$0.50	$1.00	$1.00

On November 10, 2014, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on December 2, 2014 to all shareholders of record at the close of business on November 25, 2014.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the goods or services transferred to its customers. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

The Company recognized $991,000 and $333,000 of stock-based compensation costs for the three months ended September 30, 2014 and September 30, 2013, respectively.  The Company recognized $1,770,000 and $641,000 of stock-based compensation costs for the six months ended September 30, 2014 and September 30, 2013, respectively.  The income tax benefit recognized related to the compensation costs for the three months ended September 30, 2014 and September 30, 2013 was approximately $332,000 and $112,000 respectively.  The income tax benefit recognized related to the compensation costs for the six months ended September 30, 2014 and September 30, 2013 was approximately $593,000 and $211,000, respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cost of revenues	$297	$104	$523	$217
Selling, general and administrative	694	229	1,247	424
Total share-based compensation expense before tax	$991	$333	$1,770	$641

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees.  The Company had the following stock plans outstanding as of September 30, 2014: the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors, the 2005 Equity and Incentive Plan and the 2014 Equity and Incentive Plan. There are 513,000 shares remaining available for issuance under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years. Certain of the options granted vest upon the achievement of certain performance based goals as well as service time incurred.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the six months ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding at March 31, 2014	224,964	$62.75	3.57
Grants	—	—
Exercises	(22,224)	39.90		$588,000
Cancellations	(906)	61.40
Options outstanding at September 30, 2014	201,834	$65.27	3.29
Options exercisable at September 30, 2014	201,834

Information related to the stock options outstanding as of September 30, 2014 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price ($)
$ 46.68-$60.00	36,933	1.01	$52.76	36,933	$52.76
$ 60.01-$75.82	164,901	3.80	68.07	164,901	68.07
$ 46.68-$75.82	201,834	3.29	$65.27	201,834	$65.27

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

There were no options granted in the six month periods ended September 30, 2014 or September 30, 2013.

As of September 30, 2014, there was no remaining unrecognized compensation cost related to options granted.

Restricted Stock and Restricted Stock Units

The Company has instituted long-term incentive plans for certain key employees. These plans call for the issuance of restricted stock, restricted stock units, restricted stock options, and/or cash incentives which vest or are paid upon the achievement of certain performance-based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually the non-employee directors are granted restricted stock. Restricted stock shares granted to our non-employee directors vest on a pro-rata basis, based on service time performed over a one-year period.  The fair values of the restricted stock and restricted stock unit awards are equal to the market price per share of the Company’s common stock on the date of grant.

Non-vested restricted stock and restricted stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 30, 2014, there was $4,320,000 of total unrecognized compensation costs related to non-vested restricted stock and restricted stock unit awards granted under the Company’s stock plans. These costs are expected to be recognized over a weighted average period of 1.15 years.

The following table summarizes the status of the Company’s non-vested restricted stock and restricted stock unit awards for the six months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2014	72,000	$61.30
Granted	64,950	63.84
Vested	(26,028)	61.19
Forfeited	(7,009)	61.64
Outstanding at September 30, 2014	103,913	$62.89

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

The components of inventories at September 30, 2014 and March 31, 2014 were as follows:

(In thousands)	September 30, 2014	March 31, 2014
Raw materials, completed sub-assemblies, and spare parts	$20,033	$18,482
Work-in-process	20,401	13,199
Finished goods	4,766	1,254
Total	$45,200	$32,935

4.              INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share under the two-class method.  Diluted earnings per share include the dilutive impact of options, and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended September 30, 2014 and September 30, 2013, common stock equivalents of 298,000 and 181,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the six months ended September 30, 2014 and September 30, 2013, common stock equivalents of 294,000 and 181,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income (Loss) Per Share
Basic:
Net income (loss)	$(3,906)	$4,739	$(2,452)	$9,604
Weighted average number of common shares outstanding — basic	7,917	7,820	7,904	7,831
Net income (loss) per share — basic	$(0.49)	$0.61	$(0.31)	$1.23

Diluted:
Net income (loss)	$(3,906)	$4,739	$(2,452)	$9,604
Weighted average number of common shares outstanding	7,917	7,820	7,904	7,831
Assumed exercise of dilutive stock options and restricted stock units, using the treasury stock method	—	31	—	35
Weighted average number of common and potential common shares outstanding — diluted	7,917	7,851	7,904	7,866
Net income (loss) per share — diluted	$(0.49)	$0.60	$(0.31)	$1.22

5.         LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which management believes is low.  As of September 30, 2014, the Company had outstanding $26,512,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 100% of the outstanding letters of credit, resulting in restricted cash and investments balance of $14,190,000 at September 30, 2014, of which $716,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

The following table presents the financial assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2014 and March 31, 2014:

(In thousands)	September 30, 2014	March 31, 2014
Level 1 — Financial Assets
Money market funds	$34,762	$33,623
Treasury bills	17,721	17,722
Total Level 1 Financial Assets	52,483	51,345
Level 2 — Financial Assets
Corporate debentures/bonds	31,996	41,424
Commercial paper	—	6,193
Government agency bonds	26,642	26,660
Total Level 2 Financial Assets	58,638	74,277
Total cash equivalents and short-term investments	$111,121	$125,622

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of September 30, 2014, all of the Company’s available-for-sale securities had contractual maturities of sixteen months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three and six months ended September 30, 2014 and September 30, 2013, respectively. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income (loss), as disclosed in the condensed consolidated statements of operations and comprehensive income (loss).

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014:
Short-term investments:
Corporate debentures/bonds	$32,032	$1	$(37)	$31,996
Government agency bonds	26,633	9	—	26,642
Treasury bills	17,704	17	—	17,721
Total short-term investments	$76,369	$27	$(37)	$76,359
Cash equivalents:
Money market funds	$34,762	$—	$—	$34,762
Total cash equivalents	$34,762	$—	$—	$34,762

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:
Short-term investments:
Corporate debentures/bonds	$38,076	$9	$(11)	$38,074
Commercial paper	6,193	—	—	6,193
Government agency bonds	26,652	10	(2)	26,660
Treasury bills	17,708	14	—	17,722
Total short-term investments	$88,629	$33	$(13)	$88,649
Cash equivalents:
Money market funds	$33,623	$—	$—	$33,623
Corporate debentures/bonds	3,350	—	—	3,350
Total cash equivalents	$36,973	$—	$—	$36,973

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

8.              GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three and six months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Warranty accrual - beginning of period	$246	$364	$404	$397
Accruals for warranties issued during the period	43	123	85	228
Adjustment of preexisting accrual estimates	(16)	(51)	(160)	(66)
Warranty costs incurred during the period	(87)	(91)	(143)	(214)
Warranty accrual — end of period	$186	$345	$186	$345

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

At the completion of the construction of the initial renovations in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with FASB ASC 840-40, Leases — Sale-Leaseback Transactions.  Based on this review, it was determined that the lease did not qualify for sale-leaseback treatment in accordance with FASB ASC 840-40.  As a result, the building and tenant improvement and associated lease financing liabilities remain on the Company’s books.  The lease financing liability is being amortized over the original lease term based on the payments designated in the agreement and the building and tenant improvement assets are being depreciated on a straight line basis over the lesser of their useful lives or the lease term.

In October 2014, the Company entered into an amendment to the lease agreement for the Billerica facilities extending the term of the lease through February 28, 2023 with an adjusted rent schedule commencing October 1, 2014.

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

Net sales and contract revenues for the second quarter of fiscal year ending March 31, 2015, or fiscal 2015, decreased to $23,066,000 compared to revenues of $43,816,000 for the second quarter of fiscal 2014. We reported an operating loss of $5,853,000 for the second quarter of fiscal 2015 compared to operating income of $7,121,000 for the second quarter of fiscal 2014.  Net losses for the second quarter of fiscal 2015 were $3,906,000 ($0.49 loss per share, on a diluted basis) compared to net income of $4,739,000 ($0.60 per share, on a diluted basis) for the second quarter of fiscal 2014. These results represent a 47% decrease in revenues, an $8,645,000 decrease in net income (loss), and a $1.09 decrease in earnings (loss) per share when compared to results for the second quarter of fiscal 2014.

Net sales and contract revenues for the first six months of fiscal 2015 decreased to $58,603,000 compared to revenues of $86,900,000 for the first six months of fiscal 2014. We reported an operating loss of $3,581,000 for the first six months of fiscal 2015 compared to operating income of $14,445,000 for the first six months of fiscal 2014.  Net losses for the first six months of fiscal 2015 were $2,452,000 ($0.31 loss per share, on a diluted basis) compared to net income of $9,604,000 ($1.22 earnings per share, on a diluted basis) for the first six months of fiscal 2014. These results represent a 33% decrease in revenues, a $12,056,000 decrease in net income (loss), and a $1.53 decrease in earnings (loss) per share when compared to results for the first six months of fiscal 2014.

The following table presents net sales and contract revenues by product and service categories:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cargo Inspection Systems	$4,035	$8,911	$13,181	$22,529
Mobile Cargo Inspection Systems	2,772	8,434	14,335	13,242
Parcel and Personnel Screening Inspection Systems	1,534	2,099	2,299	3,941
Other product sales and contract revenue	2,663	2,764	4,440	3,776
Total net product sales and contract revenues	11,004	22,208	34,255	43,488
Net service revenues	12,062	21,608	24,348	43,412
Total net sales and contract revenues	$23,066	$43,816	$58,603	$86,900

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2014 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 6, 2014.  There have been no changes to our critical accounting policies during the three month period ended September 30, 2014.

Results of Operations

Net sales and contract revenues for the second quarter of fiscal 2015 decreased by $20,750,000 to $23,066,000 compared to the net sales and contract revenues of $43,816,000 for the corresponding period in the prior fiscal year.  Product sales and contract revenues decreased by $11,204,000 from the prior year due to a decrease of $5,662,000 in Mobile Cargo Inspection Systems revenues as shipments scheduled for the quarter were postponed due to contract issues and political unrest in certain destination locations.  In addition, Cargo Inspection Systems revenues decreased by $4,876,000 due to lower unit volume resulting from continued installation delays due to customer’s lack of readiness and a decline in bookings.  Net service revenues decreased by $9,546,000 to $12,062,000 compared to the second quarter of fiscal 2014 due primarily to the reduction in the number of systems under support contracts as a result of the continued withdrawal of U.S. forces from Iraq and Afghanistan.  Additionally, certain of these contracts have shifted from full service, fixed price contracts to variable labor only contracts resulting in lower revenue.

Net sales and contract revenues for the six months of fiscal 2015 decreased by $28,297,000 to $58,603,000 compared to the net sales and contract revenues of $86,900,000 for the corresponding period in the prior fiscal year.  Product sales and contract revenues decreased by $9,233,000 from the prior year due to a decrease in Cargo Inspection Systems revenues of $9,348,000 and Parcel and Personnel Inspection System revenues of $1,642,000 due to lower unit volume.  This decrease was offset in part by an increase of $1,093,000 in Mobile Cargo Inspection Systems revenues.  Net service revenues decreased by $19,064,000 to $24,348,000 compared to the first six months of fiscal 2014 due primarily to the reduction in the number of systems under support contracts as a result of the continued withdrawal of U.S. forces from Iraq and Afghanistan.  Additionally, certain of these contracts have shifted from full service, fixed price contracts to variable labor only contracts resulting in lower revenue.

Total cost of sales and contract revenues for the second quarter of fiscal 2015 decreased by $11,227,000 to $13,383,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues decreased by $7,810,000 to $6,531,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 59% of revenues versus 65% of revenues for the corresponding period in the prior year.  This resulted in an increase in gross margin percentage from the corresponding period a year ago as we accrued in the prior period $1.5 million in program costs overruns and anticipated losses on fixed price contracts which impacted gross margin by seven percentage points.  In the corresponding quarter of fiscal 2015, we accrued $304,000 in severance costs related to a workforce reduction which negatively impacted gross margin on products by three percentage points. The cost of service revenues for the second quarter of fiscal 2015 decreased by $3,417,000 to $6,852,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 57% of revenues from 48% of revenues in the corresponding period.  The decline in margins in the second quarter of fiscal 2015 is attributable primarily to $546,000 in costs accrued related to a contract default by a subcontractor as well as the accrual of $294,000 in severance costs related to the workforce reduction which impacted gross margin on services by two percentage points.

Total cost of sales and contract revenues for the first six months of fiscal 2015 decreased by $16,096,000 to $32,451,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues decreased by $8,065,000 to $18,829,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 55% of revenues versus 62% of revenues for the corresponding period in the prior year.  This resulted in an increase in gross margin percentage from the corresponding period a year ago as we accrued in the prior year period $1.5 million in program costs overruns and anticipated losses on fixed price contracts which impacted gross margin by three percentage points.  In addition, there was a shift in the product mix from the corresponding period in fiscal 2015 with a greater percentage of revenues deriving from Mobile Cargo products which historically earn higher margins than the other product groups. The cost of service revenues for the first six months of fiscal 2015 decreased by $8,031,000 to $13,622,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 56% of revenues from 50% of revenues in the corresponding period.  The decline in gross margin percentage in the first six months of fiscal 2015 as compared to the corresponding prior period is attributable to the $546,000 in costs related to the contract default by a subcontractor noted above and an increase in labor costs as a percentage of revenue to support systems under contract.

Selling, general and administrative expenses for the second quarter of fiscal 2015 increased by $2,205,000 to $9,118,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 40% of revenues in the current period compared to 16% for the corresponding period in the prior year.  The increase in selling, general and administrative expenses from the prior year period was primarily the result of the accrual of severance costs of $552,000, an increase in legal costs of $533,000 related to intellectual property and other contract related matters, an increase in payroll and payroll related costs of $330,000 on increased headcount, an increase in marketing related expenses of $268,000 related to the proposal related efforts during the quarter, an increase in consulting expenses of $115,000 and an increase in travel related expenses of $98,000 as compared to the prior year.

Selling, general and administrative expenses for the first six months of fiscal 2015 increased by $2,987,000 to $17,309,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 30% of revenues in the current period compared to 17% for the corresponding period in the prior year.  The increase in selling, general and administrative expenses from the prior year period was primarily the result of an increase in incentive compensation expense of $674,000, an increase in payroll and payroll related costs of $543,000 on increased headcount, an increase in marketing related expenses of $498,000 related to the launch of our new MINI Z product, as well as an increase in proposal related efforts during the period, an increase in travel related expenses of $248,000, an increase in legal costs of $223,000 related to intellectual property and other contract related matters, and an increase in consulting expenses of $140,000 as compared to the prior year.  In addition, during the six months ended September 30, 2014, we accrued severance costs of $552,000 impacting selling, general and administrative expenses primarily related to the workforce reduction effected at the end of the second quarter of fiscal 2015 equal to approximately 10% of the workforce.

Company funded research and development expenses for the second quarter of fiscal 2015 increased by $1,246,000 to $6,418,000 as compared to the corresponding period a year ago.  Research and development expenses represented 28% of revenues in the current quarter compared to 12% for the corresponding period in the prior year. Research and development expenses increased as compared to the prior year period as engineering resources devoted to the completion of a significant custom-build revenue program at an international port during the prior year, returned to research and development activities, and our average engineering headcount also increased as compared to the corresponding prior year period.  In addition, the workforce reduction effected at the end of the second quarter of fiscal 2015 resulted in additional research and development expense of $350,000 during the period.

Company funded research and development expenses for the first six months of fiscal 2015 increased by $2,838,000 to $12,424,000 as compared to the corresponding period a year ago.  Research and development expenses represented 21% of revenues in the current quarter compared to 11% for the corresponding period in the prior year. Research and development expenses increased as compared to the prior year period as engineering resources devoted to the completion of a significant custom-build revenue program at an international port during the prior year, returned to research and development activities, and our average engineering headcount also increased as compared to the corresponding prior year period.  In addition as noted above the workforce reduction effected at the end of the second quarter of fiscal 2015 resulted in additional research and development expense of $350,000 during the period.

Other income (expense) was ($21,000) of expense for the second quarter of fiscal 2015 as compared to $5,000 of income for the corresponding period a year ago.  The increase in other expense was the result of investment income increases offset by an increase of $41,000 in foreign currency transaction losses as compared to the prior year.

Other income (expense) was ($106,000) of expense for the first six months of fiscal 2015 as compared to ($3,000) of expense for the corresponding period a year ago.  The increase in other expense was the result of reduced investment income as well as an increase of $95,000 in foreign currency transaction losses as compared to the prior year.

We reported a pre-tax loss of $5,874,000 in the second quarter of fiscal 2015 as compared to pre-tax income of $7,126,000 in the corresponding period due to the factors described above.  We reported a pre-tax loss of $3,687,000 in the first six months of fiscal 2015 as compared to pre-tax income of $14,442,000 in the corresponding period due to the factors described above.

Our effective tax rate was 33.5% for all periods presented.

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

Summary of Cash Activities

Cash and cash equivalents decreased by $22,314,000 to $39,829,000 at September 30, 2014 compared to $62,143,000 at March 31, 2014.  Cash inflows for the period consisted primarily of:

1)             net loss of $2,452,000 for the period offset by $4,645,000 in non-cash expenditures which included depreciation expense, stock based compensation, amortization of bond premiums, and provisions for contract, inventory and accounts receivable reserves;

2)             net proceeds from sales and maturities of short-term investments of $11,721,000;

3)             an increase of $5,433,000 in customer deposits during the period due to the timing of milestone payments on certain fixed price contracts; and

4)             a decrease of $4,878,000 in accounts receivable from year end.

Offsetting these inflows were cash outflows including:

1)             the payment of $7,993,000 in common stock dividends during the period as part of our quarterly dividend program;

2)             an increase in inventories of $11,534,000 attributable to delays in shipments of finished goods and inventory buildup to fulfill projected and current orders;

3)             a decrease in accrued expenses and other liabilities of $7,274,000 due primarily to the payment of incentive compensation, agent commissions and project-related costs accrued for at year end;

4)             an increase in prepaid expenses and other assets of $5,436,000 attributable primarily to the payment of estimated taxes;

5)             a decrease in accounts payable of $6,762,000 from the year end; and

6)             a decrease in accrued income taxes of $2,338,000 due the payment of estimated taxes related to the year-end tax provision.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.  As of September 30, 2014, we had outstanding $26,512,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 100% of the outstanding letters of credit, resulting in a restricted cash and investments balance of $14,190,000 at September 30, 2014, of which $716,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2013, the Board of Directors announced the approval of a Stock Repurchase Program which authorizes us to repurchase up to $35.0 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. We made no repurchases of equity securities in the quarter ended September 30, 2014.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: November 10, 2014	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibits

10.1	†*	Form of Non-Employee Director Restricted Stock Award Agreement under the 2014 Equity and Incentive Plan

10.2	†*	Form of Restricted Stock Unit Grant Agreement under the 2014 Equity and Incentive Plan

10.3	†	Fifth Amendment to Lease of 829 Middlesex Turnpike, Billerica, Massachusetts

31.1	†	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	†	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	†

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at September 30, 2014 and March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.*

†   Filed herewith

*   Management contract or compensatory plan