Form 10-Q
period 2014-12-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2015-02-05
CIK 5768

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of February 2, 2015 was 7,387,076.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	December 31, 2014	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$45,731	$62,143
Restricted cash and investments	12,226	14,603
Short-term investments, at fair value	60,669	88,649
Accounts receivable, net of allowances of $361 and $323 at December 31, 2014 and March 31, 2014, respectively	26,780	34,317
Unbilled costs and fees	3,365	2,491
Inventories, net	42,788	32,935
Prepaid expenses and other current assets	11,289	5,459
Deferred income taxes	2,555	4,775
Total current assets	205,403	245,372
Building, equipment and leasehold improvements, net	9,603	12,969
Restricted cash and investments	208	313
Deferred income taxes	6,545	6,318
Other assets, net	1,033	539
Total assets	$222,792	$265,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,750	$10,618
Accrued salaries and benefits	7,008	10,805
Accrued warranty costs	182	404
Accrued income taxes	—	2,338
Deferred revenue	11,867	10,934
Customer deposits	18,901	16,589
Current portion of lease financing liability	832	1,511
Other current liabilities	5,636	9,292
Total current liabilities	51,176	62,491
Lease financing liability, net of current portion	186	1,404
Deferred revenue	1,227	3,941
Other long-term liabilities	38	280
Total liabilities	52,627	68,116
Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 7,547,897 and 7,884,015 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	5,031	5,255
Capital in excess of par value	20,113	35,236
Accumulated other comprehensive income (loss), net	(32)	13
Retained earnings	145,053	156,891
Total stockholders’ equity	170,165	197,395
Total liabilities and stockholders’ equity	$222,792	$265,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net sales and contract revenues:
Net product sales and contract revenues	$24,822	$23,164	$59,077	$66,652
Net service revenues	12,158	14,609	36,506	58,021
Total net sales and contract revenues	36,980	37,773	95,583	124,673

Cost of sales and contracts:
Cost of product sales and contracts	14,040	12,803	32,869	39,697
Cost of service revenues	5,833	8,102	19,455	29,755
Total cost of sales and contracts	19,873	20,905	52,324	69,452
Gross profit	17,107	16,868	43,259	55,221

Expenses:
Selling, general and administrative expenses	7,627	8,396	24,936	22,718
Research and development costs	5,668	6,139	18,092	15,725
Total operating expenses	13,295	14,535	43,028	38,443
Operating income	3,812	2,333	231	16,778

Other income (expense):
Interest and investment income	54	107	219	276
Interest expense	(4)	(13)	(23)	(42)
Other, net	(32)	(83)	(284)	(226)
Total other income (expense)	18	11	(88)	8

Income before provision for income taxes	3,830	2,344	143	16,786
Provision for income taxes	1,276	786	41	5,624
Net income	$2,554	$1,558	$102	$11,162

Other comprehensive income:
Unrealized gain (loss) on available for sale securities (net of tax)	(16)	(10)	(45)	24
Comprehensive income	$2,538	$1,548	$57	$11,186
Income per share - Basic	$0.32	$0.20	$0.01	$1.42
Income per share - Diluted	$0.32	$0.20	$0.01	$1.41
Weighted average shares — Basic	7,789	7,850	7,866	7,837
Weighted average shares — Diluted	7,796	7,889	7,877	7,873
Dividends declared per share	$0.50	$0.50	$1.50	$1.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
(In thousands)	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income	$102	$11,162
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	3,624	3,942
Provisions for contracts, inventory and accounts receivable reserves	(237)	1,233
Amortization of bond premium	713	1,192
Deferred income taxes	1,993	1,894
Stock compensation expense	2,266	1,527
Changes in assets and liabilities:
Accounts receivable	7,500	5,952
Unbilled costs and fees	(874)	2,391
Inventories	(9,138)	(3,392)
Prepaid expenses and other assets	(6,324)	1,432
Accounts payable	(3,868)	542
Accrued income taxes	(2,338)	(2,094)
Customer deposits	2,312	16,932
Deferred revenue	(1,781)	(6,472)
Accrued expenses and other liabilities	(7,917)	(6,181)
Net cash (used for) provided by operating activities	(13,967)	30,060

Cash flows from investing activities:
Purchases of short-term investments	(29,211)	(47,805)
Proceeds from sales and maturities of short-term investments	56,433	68,755
Purchases of property and equipment, net	(1,668)	(1,463)
Net cash provided by investing activities	25,554	19,487

Cash flows from financing activities:
Decrease (increase) in restricted cash and investments	2,482	(1,633)
Proceeds from exercise of stock options	888	2,889
Repurchase of shares of common stock	(18,799)	(12,306)
Repayment of leasehold financing liability	(928)	(1,115)
Payment of common stock dividend	(11,948)	(11,749)
Increase (reduction) of income taxes due to the tax benefit from employee stock option expense	306	(86)
Net cash used for financing activities	(27,999)	(24,000)

Net (decrease) increase in cash and cash equivalents	(16,412)	25,547
Cash and cash equivalents at beginning of period	62,143	40,418
Cash and cash equivalents at end of period	$45,731	$65,965

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

Occasionally, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the product has been segregated from the Company’s inventories and cannot be used to fill other orders received.   There was no product being held under such arrangements at December 31, 2014 or March 31, 2014.

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2014.  There have been no changes to the Company’s critical accounting policies during the nine months ended December 31, 2014.

Stock Repurchase Program

On May 7, 2013, the Board of Directors announced the approval of its fifth Stock Repurchase Program which authorized the Company to repurchase up to an additional $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.  On December 1, 2014, the Board of Directors announced an expansion of this stock repurchase program increasing the program authorization to $50 million of shares of its common stock.

During the nine months ended December 31, 2014, the Company repurchased 383,471 shares of its common stock at an average price of $49.02.  As of December 31, 2014, the remaining balance available under the Stock Repurchase Program was $31,183,000.

Dividends

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Dividends declared	$0.50	$0.50	$1.50	$1.50
Dividends paid	$0.50	$0.50	$1.50	$1.50

On February 5, 2015, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on March 3, 2015 to all shareholders of record at the close of business on February 17, 2015.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

In January 2015 the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items, which eliminates from U.S. GAAP the concept of extraordinary items.  Entities may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted.  ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company recognized $496,000 and $886,000 of stock-based compensation costs for the three months ended December 31, 2014 and December 31, 2013, respectively.  The Company recognized $2,266,000 and $1,527,000 of stock-based compensation costs for the nine months ended December 31, 2014 and December 31, 2013, respectively.  The income tax benefit recognized related to the compensation costs for the three months ended December 31, 2014 and December 31, 2013 was approximately $223,000 and $297,000, respectively.  The income tax benefit recognized related to the compensation costs for the nine months ended December 31, 2014 and December 31, 2013 was approximately $816,000 and $512,000, respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations and comprehensive income:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Cost of revenues	$124	$329	$647	$546
Selling, general and administrative	372	557	1,619	981
Total share-based compensation expense before tax	$496	$886	$2,266	$1,527

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees.    The Company had the following stock plans outstanding as of December 31, 2014: the 2002 Combination Plan, the 2003 Stock Plan for Non-Employee Directors, the 2005 Equity and Incentive Plan and the 2014 Equity and Incentive Plan. There are 513,000 shares remaining available for issuance under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the nine months ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding at March 31, 2014	224,964	$62.75	3.57
Grants	—	—
Exercises	(22,224)	$39.90		$588,370
Cancellations	(5,306)	$54.90
Options outstanding at December 31, 2014	197,434	$65.53	3.09
Options exercisable at December 31, 2014	197,434

Information related to the stock options outstanding as of December 31, 2014 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$ 46.68-$60.00	32,533	0.78	$52.66	32,533	$52.66
$ 60.01-$75.82	164,901	3.55	$68.07	164,901	$68.07
$ 46.68-$75.82	197,434	3.09	$65.53	197,434	$65.53

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

There were no options granted in the nine month periods ended December 31, 2014 or December 31, 2013.

As of December 31, 2014, there was no remaining unrecognized compensation cost related to options granted.

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

Non-vested restricted stock and restricted stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 31, 2014, there was $3,641,000 of total unrecognized compensation costs related to non-vested restricted stock and restricted stock unit awards granted under the Company’s stock plans. These costs are expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes the status of the Company’s non-vested restricted stock and restricted stock unit awards for the nine months ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2014	72,000	$61.30
Granted	65,150	63.80
Vested	(29,814)	60.92
Forfeited	(9,675)	62.12
Outstanding at December 31, 2014	97,661	$63.01

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

The components of inventories at December 31, 2014 and March 31, 2014 were as follows:

(In thousands)	December 31, 2014	March 31, 2014
Raw materials, completed sub-assemblies, and spare parts	$20,463	$18,482
Work-in-process	18,579	13,199
Finished goods	3,746	1,254
Total	$42,788	$32,935

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing distributed and undistributed earnings to common stockholders by the weighted average number of shares of common stock outstanding during the period.   Share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share under the two-class method.    Diluted earnings per share include the dilutive impact of options, and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended December 31, 2014 and December 31, 2013, common stock equivalents of 244,000 and 83,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the nine months ended December 31, 2014 and December 31, 2013, common stock equivalents of 209,000 and 159,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
(In thousands except per share amounts)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Income Per Share
Basic:
Net income	$2,554	$1,558	$102	$11,162
Less: Distributed and undistributed earnings to unvested restricted stock units	(27)	(12)	(4)	(24)
Distributed and undistributed earnings to common shareholders — Basic	2,527	$1,546	98	$11,138
Weighted average number of common shares outstanding — basic	7,789	7,850	7,866	7,837
Net income per share — basic	$0.32	$0.20	$0.01	$1.42

Diluted:
Weighted average number of common shares outstanding— basic	7,789	7,850	7,866	7,837
Add dilutive effect of potential common shares	7	39	11	36
Weighted average number of common and potential common shares outstanding — diluted	7,796	7,889	7,877	7,873
Net income per share — diluted	$0.32	$0.20	$0.01	$1.41

5.   LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which management believes is low.   As of December 31, 2014, the Company had outstanding $22,581,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 77% of the outstanding letters of credit, resulting in restricted cash and investments balance of $12,434,000 at December 31, 2014, of which $208,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

The following table presents the financial assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2014 and March 31, 2014:

(In thousands)	December 31, 2014	March 31, 2014
Level 1 — Financial Assets
Money market funds	$15,451	$33,623
Treasury bills	17,707	17,722
Total Level 1 Financial Assets	33,158	51,345
Level 2 — Financial Assets
Corporate debentures/bonds	28,338	41,424
Commercial paper	—	6,193
Government agency bonds	14,624	26,660
Total Level 2 Financial Assets	42,962	74,277
Total cash equivalents and short-term investments	$76,120	$125,622

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of December 31, 2014, all of the Company’s available-for-sale securities had contractual maturities of twenty-one months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three and nine months ended December 31, 2014 and December 31, 2013, respectively. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income, as disclosed in the condensed consolidated statements of operations and comprehensive income.

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014:
Short-term investments:
Corporate debentures/bonds	$28,370	$—	$(32)	$28,338
Government agency bonds	14,623	1	—	14,624
Treasury bills	17,701	6	—	17,707
Total short-term investments	$60,694	$7	$(32)	$60,669
Cash equivalents:
Money market funds	$15,451	$—	$—	$15,451
Total cash equivalents	$15,451	$—	$—	$15,451

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014:
Short-term investments:
Corporate debentures/bonds	$38,076	$9	$(11)	$38,074
Commercial paper	6,193	—	—	6,193
Government agency bonds	26,652	10	(2)	26,660
Treasury bills	17,708	14	—	17,722
Total short-term investments	$88,629	$33	$(13)	$88,649
Cash equivalents:
Money market funds	$33,623	$—	$—	$33,623
Corporate debentures/bonds	3,350	—	—	3,350
Total cash equivalents	$36,973	$—	$—	$36,973

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2012 through 2014 and by various state taxing authorities for the years ending March 31, 2008 through 2014.

8.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three and nine months ended December 31, 2014 and 2013 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Warranty accrual - beginning of period	$186	$345	$404	$397
Accruals for warranties issued during the period	99	182	184	410
Adjustment of preexisting accrual estimates	(42)	—	(202)	(66)
Warranty costs incurred during the period	(61)	(101)	(204)	(315)
Warranty accrual — end of period	$182	$426	$182	$426

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934.  Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “intends”, “should” and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict, and you should not place undue reliance on our forward-looking statements.  The factors referred to under “Item 1A. Risk Factors”, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time.  We expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

American Science and Engineering, Inc. develops and manufactures X-ray inspection systems for homeland security, force protection and other critical defense applications.   We provide maintenance, warranty, engineering, and training related to these products.

Our primary technologies are Z Backscatter technology, which is used to detect explosives, illegal drugs, and other contraband even when concealed in complex backgrounds, and other technologies that expand the detection capability of our products beyond the material discrimination features of the Z Backscatter technology to include the penetration capability of high-energy transmission X-rays for dense cargos and/or other detection techniques.

During the nine months ended December 31, 2014, we implemented a workforce reduction of approximately 10% and targeted cost reduction initiatives.  Costs related to these initiatives were recorded during the second quarter of fiscal 2015 and we began to realize the benefit of these cost saving measures in the third quarter of fiscal 2015.

Net sales and contract revenues for the third quarter of fiscal year ending March 31, 2015, or fiscal 2015, decreased to $36,980,000 compared to revenues of $37,773,000 for the third quarter of fiscal 2014. We reported operating income of $3,812,000 for the third quarter of fiscal 2015 compared to operating income of $2,333,000 for the third quarter of fiscal 2014.  Net income for the third quarter of fiscal 2015 was $2,554,000 ($0.32 per share, on a diluted basis) compared to net income of $1,558,000 ($0.20 per share, on a diluted basis) for the third quarter of fiscal 2014. These results represent a 2% decrease in revenues, a 64% increase in net income and a $0.12 increase in earnings per share when compared to results for the third quarter of fiscal 2014.

Net sales and contract revenues for the first nine months of fiscal 2015 decreased to $95,583,000 compared to revenues of $124,673,000 for the first nine months of fiscal 2014. We reported operating income of $231,000 for the first nine months of fiscal 2015 compared to operating income of $16,778,000 for the first nine months of fiscal 2014.  Net income for the first nine months of fiscal 2015 was $102,000 ($0.01 per share, on a diluted basis) compared to net income of $11,162,000 ($1.41 earnings per share, on a diluted basis) for the first nine months of fiscal 2014. These results represent a 23% decrease in revenues, a 99% decrease in net income and a $1.40 decrease in earnings per share when compared to results for the first nine months of fiscal 2014.

The following table presents net sales and contract revenues by product and service categories:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Cargo Inspection Systems	$8,577	$9,619	$21,758	$32,148
Mobile Cargo Inspection Systems	10,792	6,912	25,127	20,154
Parcel and Personnel Screening Inspection Systems	3,016	4,438	5,315	8,379
Other product sales and contract revenue	2,437	2,195	6,877	5,971
Total net product sales and contract revenues	24,822	23,164	59,077	66,652
Net service revenues	12,158	14,609	36,506	58,021
Total net sales and contract revenues	$36,980	$37,773	$95,583	$124,673

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2014 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 6, 2014.  There have been no changes to our critical accounting policies during the three month period ended December 31, 2014.

Results of Operations

Net sales and contract revenues for the third quarter of fiscal 2015 decreased by $793,000 to $36,980,000 compared to the net sales and contract revenues of $37,773,000 for the corresponding period in the prior fiscal year.  Product sales and contract revenues increased by $1,658,000 from the prior year due to an increase of $3,880,000 in Mobile Cargo Inspection Systems revenues as shipments delayed in prior quarters due to political unrest in certain destination locations were delivered in the period.  These increases were partially offset by decreases of $1,042,000 in Cargo Inspection Systems revenues from the prior quarter and decreases of $1,422,000 in Parcel and Personnel Inspection Systems revenues.  Net service revenues decreased by $2,451,000 to $12,158,000 compared to the third quarter of fiscal 2014 due primarily to the reduction in the number of systems under support contracts as a result of the  withdrawal of U.S. forces from Iraq and Afghanistan.  Additionally, certain of these contracts have shifted from full service, fixed price contracts to variable labor only contracts resulting in lower revenue.

Net sales and contract revenues for the nine months of fiscal 2015 decreased by $29,090,000 to $95,583,000 compared to the net sales and contract revenues of $124,673,000 for the corresponding period in the prior fiscal year.  Product sales and contract revenues decreased by $7,575,000 from the prior year due to a decrease in Cargo Inspection Systems revenues of $10,390,000 due to the completion in the prior year of a large, multi-unit order for the U.S. Government and a decrease in Parcel and Personnel Inspection System revenues of $3,064,000 due to lower unit volume.  This decrease was offset in part by an increase of $4,973,000 in Mobile Cargo Inspection Systems revenues resulting from increased units delivered.  Net service revenues decreased by $21,515,000 to $36,506,000 compared to the first nine months of fiscal 2014 due primarily to the reduction in the number of systems under support contracts as a result of the withdrawal of U.S. forces from Iraq and Afghanistan.  Additionally, certain of these contracts have shifted from full service, fixed price contracts to variable labor only contracts resulting in lower revenue.

Total cost of sales and contract revenues for the third quarter of fiscal 2015 decreased by $1,032,000 to $19,873,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues increased by $1,237,000 to $14,040,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 57% of revenues versus 55% of revenues for the corresponding period in the prior year.  This resultant decline in product gross margin percentage was primarily the result of a lower average sale price for systems delivered as compared to the prior period and higher costs on certain installations performed in the current quarter.  The cost of service revenues for the third quarter of fiscal 2015 decreased by $2,269,000 to $5,833,000 as compared to the corresponding period a year ago.  Cost of service revenues decreased to 48% of revenues from 56% of revenues in the corresponding period.  The increase in service gross margins in the third quarter of fiscal 2015 is attributable primarily to reduced labor costs to support systems under contract as compared to the prior period.

Total cost of sales and contract revenues for the first nine months of fiscal 2015 decreased by $17,128,000 to $52,324,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues decreased by $6,828,000 to $32,869,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 56% of revenues versus 60% of revenues for the corresponding period in the prior year. The resultant increase in product gross margin percentage from the corresponding prior period is due primarily to improved performance on certain Cargo Inspection System programs. The cost of service revenues for the first nine months of fiscal 2015 decreased by $10,300,000 to $19,455,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 53% of revenues from 51% of revenues in the corresponding period.  The decline in gross margin percentage in the first nine months of fiscal 2015 as compared to the corresponding prior period is attributable to $546,000 in costs accrued in the second quarter related to the contract default by a subcontractor and an increase in labor costs as a percentage of revenue to support systems under contract.

Selling, general and administrative expenses for the third quarter of fiscal 2015 decreased by $769,000 to $7,627,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 21% of revenues in the current period compared to 22% for the corresponding period in the prior year.  The decrease in selling, general and administrative expenses from the prior year period was primarily the result of a decrease as compared to the corresponding prior period in incentive compensation expense of $1,035,000 and a decrease in payroll and payroll related costs of $478,000 on decreased headcount offset in part by an increase in legal expenses of $502,000 related to intellectual property and other contract related matters.

Selling, general and administrative expenses for the first nine months of fiscal 2015 increased by $2,218,000 to $24,936,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 26% of revenues in the current period compared to 18% for the corresponding period in the prior year.  The increase in selling, general and administrative expenses from the prior year period was primarily the result of an increase in legal costs of $724,000 related to intellectual property and other contract related matters, an increase in marketing related expenses of $496,000 related to the launch of our  new MINI Z product as well as an increase in proposal related efforts during the period,  an increase in incentive compensation expense of $361,000, an increase in travel related expenses of $205,000, and an increase in consulting expenses of $348,000 as compared to the prior year.

Company funded research and development expenses for the third quarter of fiscal 2015 decreased by $471,000 to $5,668,000 as compared to the corresponding period a year ago.  Research and development expenses represented 15% of revenues in the current quarter compared to 16% for the corresponding period in the prior year. Research and development expenses decreased as compared to the prior year period due primarily to lower engineering labor expenses due to the workforce reduction effected at the end of the second quarter.

Company funded research and development expenses for the first nine months of fiscal 2015 increased by $2,367,000 to $18,092,000 as compared to the corresponding period a year ago.  Research and development expenses represented 19% of revenues in the first nine months of fiscal 2015 compared to 13% for the corresponding period in the prior year. Research and development expenses increased as compared to the prior year period as engineering resources devoted to the completion of a significant custom-build revenue program at an international port during the prior year, returned to research and development activities, and our average engineering headcount had also increased as compared to the corresponding prior year period.  The Company effected a workforce reduction at the end of the second quarter of fiscal 2015 to reduce engineering labor costs which resulted in additional research and development expense of $350,000 for severance costs during the period.

Other income (expense), net, was $18,000 of income for the third quarter of fiscal 2015 as compared to $11,000 of income for the corresponding period a year ago.

Other income (expense), net, was $88,000 of expense for the first nine months of fiscal 2015 as compared to $8,000 of income for the corresponding period a year ago.   The increase in other income (expense) was the result of reduced investment income as well as an increase of $52,000 in foreign currency transaction losses as compared to the prior year.

We reported a pre-tax income of $3,830,000 in the third quarter of fiscal 2015 as compared to pre-tax income of $2,344,000 in the corresponding period due to the factors described above.  We reported a pre-tax income of $143,000 in the first nine months of fiscal 2015 as compared to pre-tax income of $16,786,000 in the corresponding period due to the factors described above.

Our effective tax rate was 33.3% for the third quarter of fiscal 2015 as compared to an effective tax rate of 33.5% for the third quarter of fiscal 2014.  Our effective tax rate was 28.7% for the nine months ended December 31, 2014 as compared to 33.5% for the nine months ended December 31, 2013.  The decrease in the effective tax rate was due primarily to the reinstatement in December 2014 by Congress of the Research and Experimentation (“R&E”) Tax Credit through December 31, 2014.

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

Summary of Cash Activities

Cash and cash equivalents decreased by $16,412,000 to $45,731,000 at December 31, 2014 compared to $62,143,000 at March 31, 2014.  Cash inflows for the period consisted primarily of:

1)             net income of $102,000 for the period adjusted by $8,359,000 in non-cash expenditures which included depreciation expense, stock based compensation, amortization of bond premiums, and provisions for contract, inventory and accounts receivable reserves;

2)             net proceeds from sales and maturities of short-term investments of $27,222,000;

3)             a decrease of $7,500,000 in accounts receivable from year end;

4)             a decrease in restricted cash and investments of $2,482,000; and

5)             an increase of $2,312,000 in customer deposits during the period due to the timing of milestone payments on certain fixed price contracts.

Offsetting these inflows were cash outflows including:

1)             the payment of $18,799,000 to repurchase 383,471 shares of our common stock during the period;

2)             the payment of $11,948,000 in common stock dividends during the period as part of our quarterly dividend program;

3)             an increase in inventories of $9,138,000 attributable to inventory buildup to fulfill projected and current orders;

4)             a decrease in accrued expenses and other liabilities of $7,917,000 due primarily to the payment of incentive compensation, agent commissions  and project-related costs accrued for at year end;

5)             an increase in prepaid expenses and other assets of $6,324,000 attributable primarily to the payment of estimated taxes;

6)             a decrease in accounts payable of $3,868,000 from the year end; and

7)             a decrease in accrued income taxes of $2,338,000 due the payment of estimated taxes related to the year-end tax provision.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.   As of December 31, 2014, we had outstanding $22,581,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 77% of the outstanding letters of credit, resulting in a restricted cash and investments balance of $12,434,000 at December 31, 2014, of which $208,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2013, the Board of Directors announced the approval of a Stock Repurchase Program which authorizes us to repurchase up to $35.0 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. On December 1, 2014, the Board of Directors announced an expansion of this stock repurchase program increasing the program authorization to $50 million of shares of our common stock.

The following table provides information about our purchases during the quarter ended December 31, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Quarter Ended December 31, 2014	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1 — October 31	65,200	$48.33	65,200	$31,846,000
November 1 — November 30	82,445	47.31	82,445	$42,941,000
December 1 — December 31	235,826	49.81	235,826	$31,183,000
Total	383,471	$49.02	383,471

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: February 5, 2015	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibits

10.1

Amendment No. 1 to Rights Agreement dated as of April 17, 2008 between American Science and Engineering, Inc. and American Stock Transfer and Trust Company, LLC, as rights agent (filed as Exhibit 4.1 to the Company’s filing on Form 8-K filed on December 22, 2014 and incorporated herein by reference)

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

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended December 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.*

†   Filed herewith