Form 10-K
period 2015-03-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2015-06-05
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed using the closing sale price of its common stock of $55.38 on September 30, 2014, was $434,259,000.

7,144,705 shares of registrant’s common stock were outstanding on May 26, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year end of March 31, 2015. Portions of such Proxy Statement are incorporated by reference in Part III.

AMERICAN SCIENCE AND ENGINEERING, INC.

FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2015

Z Backscatter®, ZBV®, AS&E®, Gemini®, OmniView®, Sentry®, SmartCheck®,  Z Portal®, Mini Z®  and all American Science and Engineering, Inc. (“AS&E”) product names and AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

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

All references in this Annual Report to “AS&E”, the “Company”, “we”, “our” and “us” mean American Science and Engineering, Inc. and its subsidiaries.

PART I

ITEM 1.  BUSINESS

American Science and Engineering, Inc., a Massachusetts corporation formed in 1958, develops, manufactures, markets, and sells X-ray inspection and other detection products for homeland security, force protection, public safety and other critical defense and security applications.  AS&E provides maintenance, warranty, engineering, training and operator services related to these products.

The Company manufactures sophisticated X-ray inspection products that can be used to inspect parcels, baggage, vehicles, pallets, cargo containers, and people.  The Company sells its products throughout the world to a variety of end-users, including:

•                  authorities responsible for port and border security;

•                  customs agencies;

•                  military organizations;

•                  critical infrastructure and high threat commercial and government facilities;

•                  aviation security agencies; and

•                  public safety and law enforcement agencies.

AS&E’s products are used by these customers to help combat terrorism, trade fraud, drug trafficking, weapons smuggling, and illegal immigration.  The Company’s products are also used for military force protection and general facility security.

The Company’s objective is to distinguish itself from its competitors by offering innovative products which provide customers with superior threat detection and improved operating efficiencies. To achieve this objective, AS&E incorporates a variety of X-ray imaging and image processing technologies into its products.  A number of the Company’s products use the Company’s patented Z Backscatter® technology.  Z Backscatter is a unique X-ray imaging technique that has distinct advantages for the detection of organic or low atomic number (“low Z”) materials, such as plastic explosives, composite weapons and illegal drugs, even when concealed by complex backgrounds.

Technology

The Company’s X-ray imaging products utilize several technologies including traditional transmission X-ray imaging, dual-energy transmission X-ray imaging, high-energy transmission X-ray imaging, Forwardscatter® X-ray imaging and the Company’s proprietary Z Backscatter X-ray imaging.

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

High Energy Transmission X-ray Imaging Technology: For cargo systems, high-energy transmission X-rays can deeply penetrate densely loaded containers. High-energy transmission X-rays provide fine details, even while penetrating up to 400 mm of steel, and offer a reliable means of detecting suspect inorganic materials, weapons, and contraband hidden in cargo containers, tankers, and large vehicles.

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

Products and Services

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

OmniView® Gantry System:  a relocatable high-energy cargo and vehicle inspection system.  This system offers 6 MeV high-energy transmission imaging or 6/4 MeV dual-energy imaging. The OmniView Gantry System utilizes high energy X-rays that penetrate up to 400 mm (15.7 inches) of steel with very high resolution. Its unique design minimizes X-ray scatter in order to create a high quality, detailed X-ray image.  When installed in line with a multi-view Z Portal, the combined system provides an additional three-X-ray views for left, right, and top-side imaging of cargo. The Z Backscatter images detect of organic or “low Z” materials including explosives, drugs, alcohol, and tobacco that transmission X-rays alone may not detect. The system’s multiple Z Backscatter imaging views of the cargo improve detection while facilitating interpretation of the X-ray image.  The OmniView Gantry system’s scanning platform operates by moving on rails over vehicles and cargo.  The system is bi-directional allowing for a throughput of approximately 25 trucks per hour.  OmniView Gantry system is well-suited for contraband and threat detection at ports, borders, military bases and other security checkpoints.

Z  Portal® System:  a multi-view, high throughput, low dose, drive-through inspection system capable of scanning cargo and vehicles for threats and contraband.  The Z Portal system is available in two basic configurations: a large tunnel version for screening trucks, buses, and cargo containers; and a small tunnel version for scanning passenger vehicles. The relocatable Z Portal system can be installed with one, two or three Z Backscatter X-ray modules, allowing for left, right and top-side imaging of the vehicle under examination. It also features corresponding Forwardscatter imaging from the side and a top-

down transmission image. The images produced by the Z Portal System detect organic materials including explosives, drugs, alcohol, tobacco, and stowaways.  The Z Portal system is capable of scanning in excess of 80 trucks or 120 cars per hour and is well-suited for scanning vehicles at border crossings, high threat facilities, and other vehicle entry checkpoints.

Sentry® Portal System: a high-throughput, low-dose, high-penetration drive through transmission X-ray inspection system designed to screen cargo containers for security threats and contraband. The Sentry Portal system enables high volume scanning up to 150 trucks per hour, while penetrating 300 mm (11.8 inches) of steel with good image resolution. The system employs an advanced cargo sensing subsystem that begins scanning only after the cab has passed the beam plane to maintain a safe environment for vehicle drivers. Similar to the Omniview, the system may be deployed in a single or dual-energy configuration.

ASE Connect:  ASE Connect is the networking solution for the Company’s suite of X-ray inspection products.  It provides a means for the Company’s customers to manage X-ray equipment, images, and data.  ASE Connect can be used to help maximize system throughput by adding remote image analysis capabilities and speeding up communication between personnel. ASE Connect also helps improve operational efficiency by allowing users to centrally manage inspections and operations with ASE Browser.  ASE Connect is flexible, scalable and customizable to meet a range of end-user application requirements.  ASE Connect can be used with any of the Company’s product lines.

Mobile Cargo Inspection Systems:

Z Backscatter Van (“ZBV”): a mobile X-ray screening system built into a commercially available chassis.  The ZBV system utilizes Z Backscatter X-ray technology to produce photo-like images of the contents of a vehicle or cargo container, highlighting organic materials such as plastic explosives or other anomalies. With one-sided, Backscatter-only imaging, security officials can use the ZBV system for screening vehicles, sea containers, and other cargo for terrorist threats, trade fraud, and contraband, simply by driving past the objects or by remaining stationary while vehicles drive past the ZBV.  To complement the Z Backscatter imaging, the stationary ZBV set-up can include the Forwardscatter technology to present a second scatter perspective to display dense objects in cargo, such as shielding or hidden compartments. The ZBV system can be equipped with Radioactive Threat Detection (RTD) capability.  With RTD, the ZBV system can produce Z Backscatter images for general screening while simultaneously scanning the object for the presence of radioactive material.  The ZBV is available in three configurations — ZBV C-Class, ZBV R-Class, and ZBV S-Class systems — to meet the diverse needs of ZBV customers.

Parcel and Personnel Screening Inspection Systems:

Gemini® System:  a parcel and baggage inspection system that provides enhanced detection for non-metallic threats. Parcel Inspection Systems are designed for the non-intrusive X-ray scanning of parcels, baggage, and mail. These systems are primarily used in government facilities, airports, commercial office buildings, high-security federal facilities and convention centers.  The Gemini System combines the Company’s Z Backscatter technology with dual-energy transmission X-ray to create two images of the item being scanned, which provides enhanced detection for a wide range of threats.  Dual-energy transmission is best suited for the detection of metallic threats such as guns and knives, and for identifying wires and other components of improvised explosive devices (IEDs). Z Backscatter imaging provides enhanced detection of organic materials such as explosives and narcotics, which may be missed by transmission-only systems.  In addition, the complementary photo-like Z Backscatter image makes it easier for security officers to interpret images, thus reducing analysis time and minimizing operator fatigue. The Gemini system is offered in a range of tunnel sizes to suit various customers’ applications.

SmartCheck® System:  an advanced personnel screening system for the screening for contraband and threats hidden under a person’s clothing.  Advanced personnel screening systems are used by airports, high threat facilities and military checkpoints to screen people for metallic and non-metallic threats.  The SmartCheck system detects objects such as guns and knives, plastic explosives, liquid explosives, composite weapons, drugs and other hidden threats and contraband.  The SmartCheck system creates an image that is easy to interpret and gives the operator information on the nature and location of threats or contraband.  The SmartCheck system employs proprietary advanced image processing algorithms to enhance privacy, showing operators only a chalk outline of the scanned individual with the shape, size and location of any concealed threat highlighted, while maintaining a high level of threat detection.  The SmartCheck system is safe for all individuals and complies with all applicable personnel scanning safety regulations. The SmartCheck system is also available in a high throughput dual-sided or single-sided model or a ruggedized container configuration called the SmartCheck Imaging Module (SIM) for deployment in remote or harsh environments.

MINI Z System: a handheld X-ray scanner which creates Z backscatter images.   The MINI Z, introduced in June 2014, is a new type of scanner which utilizes AS&E’s Z Backscatter imaging technology in a miniaturized configuration.  MINI Z is a compact, single-sided imager that can be used to scan objects in hard-to-reach areas, allowing for the effective screening of a wide variety of items such as suspicious bags, walls, furniture, small boats, aircraft, vehicle tires, and car interiors.  MINI Z provides effective detection of organic threats, contraband, and explosives for public safety, customs and border enforcement, and security officials.

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

We also provide customers with training in the use of our systems.  Our instructors specialize in current threat detection techniques and employ both classroom theory and hands-on training to help clients become expert users of AS&E equipment. Our technical training informs customers about detection technologies and best practices through demonstrations and field activities that simulate real-life threat and contraband encounters.  Technical training is included with each system sale and additional training for service and maintenance training, and other customized training courses are provided aftermarket to interested customers.  Training services are provided at the customer sites, at our corporate offices in Billerica, MA or at our custom training center in Abu Dhabi.

Sales and Marketing

The Company’s products are marketed to commercial and governmental organizations through a sales force that contacts potential customers and responds to public tenders and other expressions of interest. This sales force includes Company personnel and channel partners located both in the United States and abroad. The Company has branch and/or subsidiary office locations in Saudi Arabia, United Arab Emirates, Mexico, Brazil, Hong Kong, the United Kingdom, the Netherlands, and Singapore.

Competition

The Company has many competitors in the X-ray security detection market, including several large and well-established manufacturers of security equipment with resources greater than those of the Company. AS&E competes with at least five other companies and competes using a variety of methods including price, warranty coverage, and product performance.  Certain X-ray security system customers select such systems based largely on price. Other customers, including some agencies of the U.S. government and certain users in countries with high levels of concern over security, tend to select systems based largely on detection capability in a “best value” evaluation.  Many of the Company’s systems offer premium performance and have in some cases been priced higher than competing systems. The Company believes that its proprietary technology, unique products, and reputation for quality and services give it a strong competitive position in the sale of security systems to customers concerned with performance and detection. However, a number of companies have developed products that compete with the Company’s X-ray inspection products. (See “Item 1A.  Risk Factors” below).

Material Availability

Critical material and subsystems are procured from both domestic and global supply partners.  These supply sources may be single sources for certain components and the material provided can have extended lead times.  To support continuing customer needs in the global security screening market, the Company has taken steps to mitigate sourcing risks.  This includes working closely with its suppliers to ensure future material and subsystem availability to support its production plans. In some cases, the Company has chosen to stock reserve material to ensure future availability. Efforts have also included identifying and qualifying second source suppliers for critical material and a number of key subsystems in support of its product lines. (See “Item 1A.  Risk Factors” below).

Intellectual Property

The Company seeks to establish and maintain its proprietary rights in its technology and products through the use of utility patents, design patents, utility models, copyrights, trademarks and trade secrets. It has a program to file applications for and obtain utility patents, design patents, utility models, and trademarks in the United States and in selected foreign countries where the Company believes filing for such protection is appropriate. The Company also seeks to maintain its trade secrets and

confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.   The duration of foreign patents, design patents and utility models vary in accordance with applicable local law.  The Company’s U.S. patents have expirations dates ranging from 2016 to 2033.

The Company’s patents are reviewed regularly, and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees.  As of March 31 2015, the Company had over 60 active patents issued by the United States Patent and Trademark Office and multiple pending applications directed toward a variety of technologies, as well as over 100 patents and utility models granted in other jurisdictions.  The Company has ongoing research and development efforts and expects to seek additional intellectual property protection in the future.

Although the Company believes the ownership of such intellectual property is an important factor in its business and that its success depends in part on the ownership thereof, the Company also relies on the innovative skills, technical competence, and marketing abilities of its personnel for its business success.

The Company believes that its utility patents, design patents, utility models, proprietary technology, trade secrets, know-how, copyrights and trademarks provide substantial protection for its competitive position and the Company intends to aggressively protect its intellectual property assets, by litigation or other means, as appropriate.  The Company monitors the activities of other parties with respect to their use of intellectual property. In addition, it requires its employees, consultants, outside collaborators, and certain distributors and suppliers to execute confidentiality and, where appropriate, non-compete and, in some cases, assignment of inventions agreements upon commencing employment or other relationships with the Company.  Nevertheless, there can be no assurances that the steps taken by the Company in this regard will be adequate to prevent misappropriation or infringement of its technology or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology.  Effective protection of intellectual property rights may be limited or unavailable in certain foreign countries. (See “Item 1A.  Risk Factors” below).

Customers

The Company’s customer base consists of government and commercial clients from both the United States and abroad. Domestically, the Company’s primary client base is comprised of agencies of the U.S. government. Approximately 37%, 46% and 63%, of the Company’s total sales in the fiscal years ended March 31, 2015 (“fiscal 2015”), March 31, 2014 (“fiscal 2014”), and March 31, 2013 (“fiscal 2013”), respectively, were derived from either (i) contracting directly with the U.S. government, or (ii) contracting with contractors working directly with the U.S. government. A significant number of the Company’s contracts with the U.S. government provide the U.S. government with the standard unilateral right to terminate these contracts for convenience.  In fiscal 2015,  fiscal 2014 and fiscal 2013, no contracts with the U.S. government were terminated for convenience.  The Company is heavily dependent upon sales to agencies of the U.S. government and systemic reductions or delays in procurement of the Company’s systems and services by these agencies may have a material adverse effect on the Company.  See “Risk Factors - The U.S. General Services Administration is investigating our GSA contracting activity, as a result of which we will incur legal costs and could incur other costs, damages or penalties, which could be substantial, depending on its outcome.” in Item 1A, which is incorporated herein by reference.

International sales accounted for approximately 59%, 50% and 34%, of the Company’s total sales in fiscal 2015, 2014, and 2013, respectively, and continue to be a high priority for the Company as part of its growth strategy. International sales often entail longer sales cycles and greater logistical challenges; however the Company continues to focus on these sales as a means of broadening its customer base. The Company manages its overseas risk in a number of ways, including actively pursuing multiple opportunities at the same time and obtaining downpayments and letters of credit to secure its international receivables. Our international contracts are primarily bid in U.S. dollars. For those contracts that are bid in other currencies, the Company considers the need to engage in hedging contracts to control foreign exchange risk, balanced against the cost of such contracts. There were no hedging activities in fiscal 2015, 2014 or 2013.

In fiscal 2015, the Al Hamra Group Sal Offshore and U.S. Customs and Border Protection accounted for 21% and 13% of sales, respectively. In fiscal 2014, the U.S. Customs and Border Protection, the U.S. Army and the Government of Abu Dhabi accounted for 18%, 14% and 13% of sales, respectively. In fiscal 2013, the U.S. Army and U.S. Customs and Border Protection accounted for 24% and 17% of sales, respectively.  The loss of these significant customers could substantially reduce our revenues and our business and prospects could be harmed.

Sales Backlog

The Company’s sales backlog was $138,306,000, $176,113,000 and $186,201,000 at March 31, 2015, March 31, 2014, and March 31, 2013, respectively.  We define sales backlog as the value of orders for which funding is authorized, appropriated and contractually obligated by the customers, less the cumulative amount of sales recognized on such orders. We do not include negotiated contracts for which funding has not been appropriated or otherwise authorized, unexercised options or potential indefinite-delivery/ indefinite-quantity orders in our backlog.

A significant number of the Company’s contracts with the U.S. government contain clauses permitting the government to terminate the contract for convenience or make changes to the contract, upon certain terms and conditions, including payment to the Company for work performed.    Total contracts with U.S government agencies and subcontractors in the backlog were $31,683,000, $47,328,000 and $92,641,000 at March 31, 2015, 2014 and 2013, respectively.

We estimate that approximately 47% of 2015 backlog will be converted to revenue within the fiscal year ending March 31, 2016, assuming no termination or modification of contracts in effect at March 31, 2015.

Research and Development

The Company spent approximately $23,390,000 for research and development during fiscal 2015, compared to $22,089,000 and $23,618,000 in fiscal 2014 and 2013, respectively. The fiscal 2015 research and development efforts were focused on new product development, researching new technologies, the development of new applications, and design modifications and enhancements to existing products.

In addition, the Company conducted government and customer-sponsored research primarily focused on advances in X-ray systems, image analysis and integrated system development to address security inspection challenges. The Company recognized revenues of $918,000, $698,000 and $2,124,000 in fiscal 2015, 2014 and 2013, respectively, for these efforts.  Many of the Company’s government and customer-sponsored research and development contracts provide for a fixed fee or a reimbursement of allowable costs plus a fixed fee. The Company’s contracts in these areas are obtained by submitting research and development proposals to various organizations, sometimes in response to requests for such proposals.

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

Personnel

As of March 31, 2015, the Company had 311 employees compared to 344 employees at March 31, 2014.   It is the Company’s policy to have employees sign a non-compete and non-disclosure agreement as a condition of employment. None of the Company’s employees are represented by labor unions.

Financial Information about Foreign and Domestic Operations and Export Sales

Most export sales are transacted in U.S. dollars, and most are either secured by irrevocable letters of credit or paid in advance. The following table shows the breakdown of net sales and contract revenues to international and domestic customers based upon the customer’s country of domicile and the major regions of international activity. All assets are maintained within the United States with the exception of inventory depots, inventory in transit or awaiting installation (less than 4% of the Company’s assets at March 31, 2015) and cash accounts maintained at foreign locations (less the 0.5% of the Company’s assets at March 31, 2015).

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2015		2014		2013
Domestic	$52,130	41%	$94,427	50%	$123,652	66%
International	74,620	59%	95,822	50%	63,028	34%
Net Sales and Contract Revenues	$126,750	100%	$190,249	100%	$186,680	100%

Percent of International Revenue by Major Region:
Middle East & Africa		63%		72%		54%
Americas — Non-US		15%		11%		29%
Asia / Pacific		16%		11%		13%
Europe		6%		6%		4%

In fiscal 2015, the Company had international sales to one country which accounted for 16% of the total sales of the Company.  In fiscal 2014, the Company had international sales to one country which accounted for 15% of the total sales of the Company.  In fiscal 2013, international sales to one individual country did not exceed 10% of total sales.

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

Our business is dependent on sales to a small number of customers, which include agencies of the U.S. government.  During fiscal 2015, two customers, a U.S. government agency and an international customer, accounted for 34% of our total revenues.  During fiscal 2014, three customers, two U.S. government agencies and one international customer accounted for 45% of our total revenues. During fiscal 2013, two customers, each a U.S. government agency, accounted for 41% of our total revenues. We can provide no assurance that our existing customers will increase or maintain their level of demand for our products.

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

Our results of operations have in the recent past been, and may in the future, be materially adversely affected by the conditions in the global economy, global political climate and the impact of those conditions on U.S. and foreign government spending. The global economic recession has caused extreme volatility and disruptions in the capital and credit markets, including a significant reduction in the availability of capital resources to many business enterprises. U.S. and foreign economies have experienced significant declines in employment, spending, household wealth and lending.  Businesses have faced, and may continue to face, weakened demand for their products and services, difficulty obtaining access to financing, increased funding costs, and barriers to expanding operations. U.S. and foreign government spending for programs involving products such as ours may be reduced or delayed, now or in the future, due to reduced tax revenues and other spending imperatives, including financial institution support and economic stimulus programs.  Government appropriations are potentially subject to changes as a result of compliance with The Budget Control Act of 2011 and the challenges associated with managing the Federal debt ceiling, either of which could harm our operations and reduce future revenues.

Our business is dependent upon governmental policies and appropriations.

Our largest end users of our products are government agencies, in the U.S. and abroad, and demand for our products is dependent upon national priorities and governmental initiatives. These priorities and initiatives are subject to change from time to time in response to the economic and political environment.   In addition, political uprisings have created uncertainty in the continuity of certain regimes who are potential purchasers of our products and services.  We are also exposed to budget approval and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions which are beyond our control.  In prior years, the war on terror had resulted in increased purchases of equipment by the Department of Defense.  With the withdrawal of troops and equipment from Iraq and Afghanistan, the level of demand for new equipment and services has declined and future demand is uncertain. Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition.  In addition, changes to political leadership in other countries can delay or curtail our results of operation.

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

The continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the foreign markets and have significantly increased the political, economic and social instability of some of the geographic areas in which we operate.  Additional acts of terrorism could create further uncertainties and instability.  To the extent this results in disruption or delays in the sale or shipments of our products, our business, operating results and financial condition could be adversely affected.  Our revenues from international customers accounted for approximately 59%, 50% and 34% of our net revenues for the fiscal years ended March 31, 2015, March 31, 2014 and March 31, 2013, respectively, and a significant number of domestic customer orders require shipments to, and services provided in, overseas locations. In addition, we transact business internationally with a number of our key suppliers. As a result of our worldwide business operations, we are subject to various risks, including:

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

If we fail to comply with government contracting regulations, we could suffer a loss of revenue or incur price adjustments or other penalties.

A significant portion of our revenue is derived from contracts with agencies of the United States government and subcontracts with its prime contractors. As a United States government contractor or subcontractor, we are subject to federal contracting regulations, including the Federal Acquisition Regulations, which govern the allowability of costs incurred by us in the performance of United States government contracts. Certain contract pricing is based on estimated direct and indirect costs, which are subject to change. The accuracy and appropriateness of our direct and indirect costs and expenses claimed under these contracts and our accounts receivable recorded pursuant to such contracts are subject to regulation and audit, including by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. government.  Such agencies  have the right to  challenge  our  cost  estimates  or allocations  with  respect  to any  government  contract.  Additionally, a portion of the payments to us under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Additionally, the United States government is entitled after final payment on certain negotiated contracts to examine all of our cost records with respect to such contracts and to seek an adjustment to the negotiated price if it determines that we failed to furnish complete, accurate and current cost or pricing data in connection with its negotiation. If we do not comply with the terms of a contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties.

The U.S. General Services Administration is investigating our GSA contracting activity, as a result of which we will incur legal costs and could incur other costs, damages or penalties, which could be substantial, depending on the outcome of the investigation.

We received a subpoena from the Office of the Inspector General (“OIG”) of the U.S. General Services Administration (“GSA”) on April 17, 2015 relating to an investigation by the GSA and the Department of Defense.  The subpoena covers the period from January 1, 2006 to the present, and requests a range of documents, including documents relating to our discount practices and compliance with the pricing provisions of our GSA Schedule contract. We are unable at this time to predict the outcome of the investigation.  We will incur legal costs in connection with the investigation, and could incur other costs, damages or penalties, depending on its outcome. It is possible that the investigation could lead to claims or findings of violations of the False Claims Act in connection with our GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages, including up to treble damages, plus civil penalties in some cases. We are unable at this time to estimate the amount of the possible loss or range of loss that we may incur as a result of the investigation.  We could also be debarred or suspended from obtaining future contract awards from agencies of the United States government for a specified period of time. Any such suspension or debarment could have a material adverse effect on our revenue and our business.

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

Regulations related to conflict minerals disclosure may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our relationships with customers.

In 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, we may not be able to ascertain the origins for these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation.

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

• the timing, cost or outcome any intellectual property or contract disputes;

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

The existence of any defects, errors or failures in our products could also lead to product liability claims or lawsuits against us.  Our product liability,  umbrella liability insurance and Safety Act designation for certain products may be insufficient to protect us in the event of such product liability claims. There is a risk that product liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims exceed our current or available insurance coverage, our business and prospects may be harmed. Regardless of the adequacy of our product liability insurance protection, any significant claim may have an adverse effect on our industry and market reputation, leading to a substantial decrease in demand for our products and reduced revenues.

We may not be able to fund our research and development activities sufficiently to maintain our competitiveness.

We generate funds for our research and development activities from operations, private sources and the government. We may be unable to generate the funds necessary to support our research and development activities if we do not generate sufficient funds from operations, other potential private sources, or the government. We may not successfully compete with other companies and research institutions for government funding and funding from other private sources. Additionally, government-funding priorities are subject to frequent changes. For example, in fiscal 2015, 2014, and 2013, we recorded $918,000, $698,000 and $2,124,000, respectively, for government-sponsored research and development. There is no guarantee that we will receive funds for government-sponsored research in the future. If we are unable to fund our research and development activities through our operations or from outside sources, we may be unable to continue to innovate or bring our innovations to market on a timely or cost effective basis, or our innovations may be surpassed by other competitors or new technologies.

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

If we suffer loss, disruption or compromise of our facilities, information technology systems, or warehousing and logistical services due to a catastrophe or other natural or man-made events, our operations could be seriously harmed.

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

Furthermore, we rely extensively on information technology systems to interact with our employees and our customers and to run our business effectively. These interactions include ordering and managing materials from suppliers, converting materials to finished goods, shipping product to customers, processing transactions, summarizing and reporting results of operations. Our systems could become damaged or cease to function properly or their security could be compromised due to any number of causes, including issues caused by ongoing projects to improve our information technology systems, catastrophic events, power outages or cyber and other security threats, including computer viruses or attacks by hackers.  A disruption or security breach of our information technology systems could affect our ability to accurately manufacture and ship product, invoice customers, and timely and accurately process and report the results of our operations, financial position and cash flows.

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

• announcements regarding ongoing or threatened litigation or investigations;

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

Provisions in our articles of organization and our shareholder rights plan may have the effect of discouraging or preventing a change in control. These provisions could limit the price that acquirers might be willing to pay in the future for shares of our common stock. Specifically, our articles of organization authorize our Board of Directors to issue up to 100,000 shares of preferred stock in one or more series, to fix certain rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued shares of preferred stock, to fix the number of shares constituting any such series, and to fix the designation of any such series, without further vote or action by our shareholders. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of the holders of common stock and thereby reduce the value of our common stock. We have no present plans to issue shares of preferred stock. We have in place a shareholder rights plan, which was renewed in April 2008 and amended in December 2014, under which our stockholders are entitled to purchase shares of our preferred stock under certain circumstances. These circumstances include the purchase of 20% or more (or in certain circumstances, more than 14.9%) of the outstanding shares of common stock by a person or group, or the announcement of a tender or exchange offer to acquire 20% or more (or in certain circumstances, more than 14.9%) of the outstanding common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases an 186,000 square foot facility located in Billerica, Massachusetts that serves as the Company’s executive offices, research, manufacturing and warehouse facilities.  The lease for this facility was amended during fiscal year 2015 extending the expiration date to February 28, 2023.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol ASEI. The market price range for the common stock for the last two fiscal years as reported on the NASDAQ Global Select Market is as follows:

Fiscal Year	Quarter Ended	High	Low
2015	March 31, 2015	$57.70	$46.02
	December 31, 2014	$56.09	$43.38
	September 30, 2014	$72.73	$55.17
	June 30, 2014	$70.50	$63.03

2014	March 31, 2014	$74.75	$62.50
	December 31, 2013	$74.07	$57.17
	September 30, 2013	$64.03	$55.51
	June 30, 2013	$65.51	$55.28

Holders

As of May 26, 2015, there were approximately 396 holders of record of the Company’s common stock.

Common Stock Dividends

In May of 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.   Common stock cash dividends declared during the fiscal years ended March 31, 2015 and March 31, 2014 were as follows:

Date Declared	Dividend per common share
May 22, 2014	$0.50
July 31, 2014	0.50
November 10, 2014	0.50
February 5, 2015	0.50
Fiscal year ended March 31, 2015	$2.00

May 7, 2013	$0.50
August 5, 2013	0.50
November 12, 2013	0.50
February 5, 2014	0.50
Fiscal year ended March 31, 2014	$2.00

On May 11, 2015, the Company declared a quarterly dividend of $0.50 for holders of record on May 26, 2015 to be paid June 3, 2015.  Future dividend payments will depend on our earnings, capital requirements, financial condition and capital needs and other factors considered relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans and the common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of March 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights as of March 31, 2015 (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2015 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2003 Stock Plan for Non-Employee Directors (1)	21,000	66.45	—
2005 Equity and Incentive Plan (2)	171,000	65.97	—
2014 Equity and Incentive Plan (2)	—	—	512,000
Total	192,000	$66.03	512,000

(1)               Shares under the 2003 Stock Plan for Non-Employee Directors may be issued in the form of non-qualified stock options.

(2)               Shares under the 2005 Equity and Incentive Plan and the 2014 Equity and Incentive Plan may be issued in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.

Purchases of Equity Securities

On May 7, 2013, the Board of Directors announced the approval of its fifth Stock Repurchase Program which authorized the Company to repurchase up to $35 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.  On December 1, 2014, the Board of Directors announced an expansion of this stock repurchase program increasing the program authorization to $50 million of shares of its common stock.

  During the fiscal year ended March 31, 2015, the Company repurchased 743,099 shares of common stock under this program at an average price of $49.08.  As of March 31, 2015, the remaining balance available under the program to repurchase shares was $13,490,000.

The following table provides information about our purchases during the quarter ended March 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2015	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January 1 — January 31	258,128	$48.19	258,128
February 1 — February 28	84,900	$51.80	84,900
March 1 — March 31	16,600	$50.47	16,600
Total	359,628	$49.15	359,628

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

(Dollars in thousands,	Fiscal Year
except per share amounts)	2015	2014	2013	2012	2011
Net sales and contract revenues	$126,750	$190,249	$186,680	$203,552	$278,576
Net income	$979	$15,117	$17,454	$21,422	$42,817
Income per share—diluted	$0.13	$1.91	$2.07	$2.34	$4.63
Total assets	$193,108	$265,511	$281,449	$324,865	$336,574
Long-term obligations	$1,526	$5,625	$8,716	$7,416	$9,069
Stockholders’ equity	$150,407	$197,395	$204,245	$258,806	$266,080
Dividends per common share	$2.00	$2.00	$2.00	$1.60	$1.20

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

The following table presents net sales and contract revenues by product and service categories:

	For the fiscal year ended
(In thousands)	2015	2014	2013
Cargo Inspection Systems	$27,684	$62,781	$49,925
Mobile Cargo Inspection Systems	33,801	38,975	31,558
Parcel and Personnel Screening Inspection Systems	6,840	10,994	7,825
Other product sales and contract revenue	7,657	8,501	9,181
Total net product sales and contract revenues	75,982	121,251	98,489
Net service revenues	50,768	68,998	88,191
Total net sales and contract revenues	$126,750	$190,249	$186,680

Net sales and contract revenues for fiscal 2015 decreased by 33% to $126,750,000 compared to $190,249,000 in fiscal 2014. We reported income before taxes of $1,047,000 in fiscal 2015 compared to income before taxes of $22,733,000 in the previous fiscal year. Net income for fiscal 2015 was $979,000 ($0.13 per share, on a diluted basis) as compared to a net income of $15,117,000 ($1.91 per share, on a diluted basis) in fiscal 2014. Backlog at March 31, 2015 was $138,306,000, a 21% decrease from the year-end backlog of $176,113,000 reported at March 31, 2014.

2015 Compared to 2014

Results of Operations    Total net sales and contract revenues of $126,750,000 in fiscal 2015 decreased by $63,499,000 or      33% from the previous year. Revenues related to product sales and contracts decreased by $45,269,000 or 37% to $75,982,000 in fiscal 2015 due to the factors described further below.  Cargo Inspection System revenues decreased by $35,097,000 from the prior year due to the completion during fiscal 2015 of numerous system installations related to two multi-unit contracts.  Mobile Cargo Inspection System revenues decreased by $5,174,000 during fiscal 2015 due primarily to lower unit volume as compared to the prior year.  Parcel and Personnel Screening Inspection System revenues decreased by $4,154,000 as the prior year contained one large multi-unit order which was not repeated in fiscal 2015.  Net service revenues decreased in fiscal 2015 by $18,230,000 or 26% to $50,768,000, due primarily to the full year impact of the expiration or reduction of service contracts for systems that were taken out of service during fiscal 2014 in conjunction with the withdrawal of U.S. forces from Iraq.

In fiscal 2015 and fiscal 2014, 41% and 50% of our revenues, respectively, were from domestic customers (as determined based upon the customer’s country of domicile). In fiscal 2015, we had revenue from two customers which together accounted for 34% of total sales.   In fiscal 2014, we had revenue from three customers which together accounted for 45% of total sales.

Cost of sales and contracts of $69,488,000 in fiscal 2015 decreased by $44,111,000 or 39% from the previous year. Cost of product sales and contracts of $44,084,000 in fiscal 2015 decreased by $32,868,000 or 43% as compared to the prior year. Cost of product sales and contracts totaled 58% of revenues in fiscal 2015, as compared to 64% of revenues in fiscal 2014. The resultant increase in gross margin percentage is due primarily to the completion in fiscal 2014 of a significant lower margin contract.  Our cost of service revenues of $25,404,000 decreased by $11,243,000, or 31%, from the prior year. Cost of service revenues totaled 50% of revenues in fiscal 2015 as compared to 53% of revenues in fiscal 2014.  The resultant increase in gross margin percentage is due primarily to a decrease in material required to support fixed price contracts as compared to the prior year and cost reduction efforts during fiscal 2015.

Selling, general and administrative expenses in fiscal 2015 increased by $902,000 to $32,707,000 as compared to $31,805,000 in fiscal 2014, and represented 26% of revenues in fiscal 2015, as compared to 17% of revenues in fiscal 2014. The increase in selling, general and administrative expenses over the prior period was primarily the result of an increase in marketing related costs of $725,000 primarily related to the Mini Z product launch, an increase in legal and consulting fees of $1,735,000 primarily related to intellectual property and other contract matters, an increase in travel related costs of $283,000 and an increase in other professional fees of $288,000.  These increases were offset in part by decreases of $1,685,000 in incentive compensation expense as specified performance goals were not met in the current year, as well as a decrease of $561,000 in payroll and benefit expenses attributable to the force reduction effected during the year.

Company-funded research and development spending increased by $1,301,000 to $23,390,000 in fiscal 2015 which is an 6% increase as compared to the $22,089,000 spent in fiscal 2014.  Research and development spending represented 19% of revenues in fiscal 2015 as compared to 12% of revenues in fiscal 2014. Research and development spending in fiscal 2015 focused on new product development, the development of new applications and technologies, and design modifications and enhancements to our existing products.

Other income (expense) was $118,000 in expense in fiscal 2015 as compared to $23,000 in expense in fiscal 2014. The change in other income (expense) was due primarily to a reduction in investment income as a result of a decline in our average investment balance as compared to the prior year.

We reported pre-tax income of $1,047,000 in fiscal 2015 as compared to a pre-tax income of $22,733,000 in the previous fiscal year primarily due to the items noted above. We recorded income tax expense of $68,000 in fiscal 2015 as compared to $7,616,000 in the prior fiscal year.  Our effective tax rate was 6% in fiscal 2015 as compared to 33.5% in fiscal 2014.   The reduction in the effective tax rate was due to the lower income and an increase in tax credits attributable to the retroactive reinstatement of the research and experimentation tax credit.

We reported net income of $979,000 in fiscal 2015 as compared to net income of $15,117,000 in fiscal 2014.

2014 Compared to 2013

Results of Operations    Total net sales and contract revenues of $190,249,000 in fiscal 2014 increased by $3,569,000 or      2% from the previous year. Revenues related to product sales and contracts increased by $22,762,000 or 23% to $121,251,000 in fiscal 2014 due to the factors described further below.  Cargo Inspection System revenues increased by $12,856,000 from the prior year due to the completion of numerous system installations related to two multi-unit contracts during the year.  Mobile Cargo Inspection System revenues increased by $7,417,000 due primarily to two multi-unit orders received in the third quarter of fiscal 2014 and fulfilled in part during the fourth quarter of fiscal 2014.  Parcel and Personnel Screening Inspection System revenues increased by $3,169,000 in fiscal 2014 from the prior year due primarily to one large multi-unit order fulfilled in the current year.  Custom Product revenues decreased by $1,426,000 in fiscal 2014 due to the winding down of programs in progress and a reduction in backlog as government spending on these programs has slowed.    Service revenues decreased in fiscal 2014 by $19,193,000 or 22% to $68,998,000, due primarily to the expiration or reduction of service contracts for certain systems taken out of service in conjunction with the withdrawal of U.S. forces from Iraq.

In fiscal 2014 and fiscal 2013, 50% and 66% of our revenues, respectively, were from domestic customers (as determined based upon the customer’s country of domicile). In fiscal 2014, we had revenue from three customers which accounted for 45% of total sales. In fiscal 2013, we had revenue from two customers which accounted for 41% of total sales.

Cost of sales and contracts of $113,599,000 in fiscal 2014 increased by $6,338,000 or 6% from the previous year. Cost of product sales and contracts of $76,952,000 in fiscal 2014 increased by $8,738,000 or 13% as compared to the prior year. Cost of product sales and contracts totaled 64% of revenues in fiscal 2014, as compared to 69% of revenues in fiscal 2013. The resultant increase in gross margin is primarily due to a reduction in the provision for inventory reserves in fiscal 2014 as compared to the prior year period.  In fiscal year 2013, we recorded $5.1 million in inventory reserves as compared to $1.4 million in fiscal 2014.  In addition, the Company recorded a $4.1 million charge to settle a contractual issue with a customer in fiscal 2013; this was not repeated in fiscal 2014.   Our cost of service revenues of $36,647,000 decreased by $2,400,000 in fiscal 2014, or 6%, from the prior year. Cost of service revenues totaled 53% of revenues in fiscal 2014 as compared to 44% of revenues in fiscal 2013.  The resultant decline in gross margin is due primarily to a shift in the cost structure of certain government contracts renewed during the period as well as increased material and labor costs required to support fixed price contracts as compared to the prior year.

Selling, general and administrative expenses in fiscal 2014 increased by $2,272,000 to $31,805,000 as compared to $29,533,000 in fiscal 2013, and represented 17% of revenues in fiscal 2014, as compared to 16% of revenues in fiscal 2013. The increase in selling, general and administrative expenses in fiscal 2014 over the prior period was primarily the result of an increase in incentive compensation expense of $4,258,000 due in part to the reversal during the quarter ended September 30, 2012 of incentive accruals for our former President and Chief Executive Officer as well as the achievement in the current year of certain short-term and long-term incentive goals.  Offsetting this increase in fiscal 2014 were decreases in travel related expenses of $178,000, decreases in marketing related costs of $294,000,  decreases in consulting costs of $693,000, decreases in the reserve for doubtful accounts of $371,000 and decreases in legal fees of $405,000 as compared to the prior year period.

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

Other income (expense) was $23,000 in expense in fiscal 2014 as compared to $178,000 in income in fiscal 2013. The change in other income (expense) was due primarily to a reduction in investment income as a result of a decline in our average investment balance in fiscal 2014 as compared to the prior year.

We reported pre-tax income of $22,733,000 in fiscal 2014 as compared to a pre-tax income of $26,446,000 in the fiscal 2013 primarily due to the items noted above. We recorded income tax expense of $7,616,000 in fiscal 2014 as compared to $8,992,000 in the fiscal 2013.  Our effective tax rate was 33.5% in fiscal 2014 as compared to 34% in fiscal 2013.

We reported net income of $15,117,000 in fiscal 2014 as compared to net income of $17,454,000 in fiscal 2013.

Liquidity and Capital Resources

Cash and cash equivalents at year-end increased by $6,692,000 to $68,835,000 at March 31, 2015 as compared to $62,143,000 at March 31, 2014.   We had $24,533,000 and $88,649,000 of short-term investments at March 31, 2015 and March 31, 2014, respectively.

Cash flow used for operations of $11,136,000 resulted from the following:

• Reported net income of $979,000 adjusted for the following non-cash items:

• Depreciation and amortization of $4,565,000;

• The provision for contracts, inventory and accounts receivable reserves of $674,000;

• Increases in deferred income taxes of $2,655,000;

• The amortization of bond premiums of $832,000; and

• Stock compensation expense of $2,771,000.

•             An increase in gross inventories of $8,271,000 due primarily to the increase in long-lead inventory purchased to meet orders in backlog and anticipated orders and the deferral of certain shipments due to customer delays;

•             A decrease of $7,991,000 in accrued expenses and other liabilities due to the payment of liabilities related to incentive compensation and contract costs accrued for at March 31, 2014;

•             A decrease of $6,501,000 in deferred revenue due to the amortization of prepaid service contracts during the year;

•             An increase of $5,237,000 in prepaid expenses and other assets due primarily to estimated tax payments made during the year.

These cash uses were offset in part by a decrease in accounts receivable of $12,183,000 due to collections made during the period.

Net cash of $60,680,000 was provided by investing activities in fiscal 2015. We had sales and maturities of short-term investments of $92,471,000 and purchased $29,211,000 in short-term investments during the year.  Net fiscal 2015 capital expenditures totaled $2,580,000 versus $1,821,000 for fiscal 2014.  Investments in fixed assets were comprised primarily of information technology expenditures and demonstration and test equipment.

At March 31, 2015, short-term investments and cash equivalents were invested primarily in corporate debentures/bonds, commercial paper, money market funds and certificates of deposit.  Although management believes our investment policy is conservative in nature, certain short-term investments in commercial paper can be exposed to the credit risk of the underlying companies to which they relate and interest earned on these investments is subject to interest rate fluctuations. The weighted average days to maturity for investments held at March 31, 2015 was 162 days.

Net cash used for financing activities was $42,852,000 in fiscal 2015.  The Company repurchased 743,099 shares of common stock for $36,472,000 under its stock repurchase programs.  In addition, we made quarterly dividend payments totaling $15,607,000.  Offsetting these outflows, we reduced our restricted cash needed to collateralize outstanding letters of credit by $8,515,000 and received proceeds of $1,074,000 from exercises of employee stock options.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion.  At March 31, 2015, we had outstanding $11,855,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 76% of the outstanding letters of credit.   This resulted in a restricted cash balance of $6,401,000 at March 31, 2015 of which $208,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

As of March 31, 2015, $391,000 of our cash was held offshore, and we do not currently believe there are any material limitations or restrictions on our ability to repatriate these funds.

In recent years, we have funded our operations and capital expenditures with cash generated by operations, including deposits from customers on long-term projects, and from proceeds received from option exercises. We currently have no line of credit facility and believe that our cash flows from operations, and cash and investments on hand are sufficient to meet the current and foreseeable operating requirements of our business.

Contractual Obligations:  We lease certain facilities under non-cancelable leases. In addition, in the normal course of business, we enter into purchase orders with our vendors for the purchase of materials or services to meet our production needs. The following table summarizes our known contractual obligations as of March 31, 2015.

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases	$13,123	$1,596	$2,869	$3,406	$5,252
Purchase commitments	20,344	16,247	4,097	—	—
Other long-term obligations	43	9	17	17	—
Total contractual obligations	$33,510	$17,852	$6,983	$3,423	$5,252

Inflation:  We do not believe that inflation has had a material effect on our results of operations in each of fiscal 2015, 2014 and 2013. There can be no assurance, however, that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements:  During the fiscal year ended March 31, 2015 we did not have any material off-balance sheet arrangements.

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

Infrequently, we receive requests from customers to hold product being purchased from us for a valid business purpose. We recognize revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; we have no continuing performance obligation in regards to the product and the products have been segregated from our inventories and cannot be used to fill other orders received.   There were no products being held under these arrangements at March 31, 2015,  March 31, 2014 or March 31, 2013.

Certain of our contracts are multiple-element arrangements, which include standard products, custom-built systems or contract engineering projects, services (such as training), and service and maintenance contracts. In accordance with FASB ASC 605-25, Revenue Recognition — Multiple Element Arrangements, as amended by Accounting Standards Update No. 2009-13, revenue arrangements that include multiple elements are analyzed to determine whether the deliverables can be divided into separate units of accounting or treated as a single unit of accounting. The Company allocates arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. The selling price used for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Discounts, if applicable, are allocated proportionally on the basis of the relative selling price of each deliverable.  Generally, there is no customer right of return provision in the Company’s sales agreements.  Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.

Revenues for certain long-term, custom-built systems or contract engineering projects are recognized on a percentage of completion basis. The lengths of these contracts typically range from one to five years from order to delivery and acceptance. Percentages-of-completion are determined by relating the actual costs of work performed to date for each contract to our estimated final costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known.

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

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying balance sheet. Of the amounts in unbilled costs and fees at March 31, 2015, 100% is expected to be billed and collected during fiscal 2016.

Under the terms of certain of our cost reimbursement contracts, we are not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $40,000 and $36,000 at March 31, 2015 and March 31, 2014, respectively) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees. The accuracy and appropriateness of our direct and indirect costs and expenses under these cost reimbursement contracts and our accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. government.  Such agencies  have the right to  challenge  the  Company’s  cost  estimates  or allocations  with  respect  to any  government  contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the goods or services transferred to its customers. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). In April 2015, the FASB proposed a one year deferral of effective date for public entities and others, related to this update.   The comment deadline for the one year deferral period is May 29, 2015.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The cash accounts for our operations in Hong Kong, England, the Netherlands, Saudi Arabia, Brazil, Mexico and Abu Dhabi are maintained in Hong Kong dollars, British pounds sterling, Euros, Saudi riyals, Brazilian reals, Mexican pesos and United Arab Emirates dirham, respectively. The gains and losses from foreign currency transactions are included in the Consolidated

Statements of Operations and Comprehensive Income for the period and were not significant. A hypothetical 10 percent change in foreign currency rates would not have a material impact on our results of operations or financial condition.

As of March 31, 2015, we held short-term investments and cash equivalents consisting of commercial paper, corporate debentures/bonds, money market funds and certificates of deposit. Our primary objective with our investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. These investments have an average interest rate of approximately 0.197% and are subject to interest rate risk. As a result of the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material adverse effect on the value of these investments.  To minimize this risk, we maintain a significant portion of our cash balances in money market funds.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation under the criteria established in “Internal Control — Integrated Framework”, our management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2015.  McGladrey LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2015, and has issued their report thereon which is included in this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the Securities and Exchange Commission on or about July 29, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement.

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

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. and subsidiaries (“the Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years ended March 31, 2015. We also have audited American Science and Engineering, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Science and Engineering, Inc. and subsidiaries as of March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, American Science and Engineering, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ McGladrey LLP

Boston, Massachusetts

June 5, 2015

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2015 AND 2014

(Amounts in thousands, except share and per share amounts)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$68,835	$62,143
Restricted cash	6,193	14,603
Short-term investments, at fair value	24,533	88,649
Accounts receivable, net of allowances of $333 at March 31, 2015 and $323 at March 31, 2014	22,124	34,317
Unbilled costs and fees	1,848	2,491
Inventories	40,983	32,935
Prepaid expenses and other current assets	10,701	5,459
Deferred income taxes	2,486	4,775
Total current assets	177,703	245,372
Building, equipment and leasehold improvements, net	8,711	12,969
Restricted cash	208	313
Deferred income taxes	5,952	6,318
Other assets	534	539
Total assets	$193,108	$265,511

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,200	$10,618
Accrued salaries and benefits	6,769	10,805
Accrued warranty costs	159	404
Accrued income taxes	—	2,338
Deferred revenue	7,355	10,934
Customer deposits	13,956	16,589
Current portion of lease financing liability	—	1,511
Other current liabilities	5,736	9,292
Total current liabilities	41,175	62,491
Lease financing liability, net of current portion	—	1,404
Deferred revenue	1,019	3,941
Other long term liabilities	507	280
Total liabilities	42,701	68,116

Commitments and contingencies (Notes 2 and 9)

Stockholders’ equity:
Preferred stock, no par value Authorized—100,000 shares Issued—None	—	—
Common stock, $0.66 2/3 par value Authorized—20,000,000 shares
Issued and outstanding— 7,193,247 shares at March 31, 2015 and 7,884,015 shares at March 31, 2014	4,795	5,255
Capital in excess of par value	3,334	35,236
Accumulated other comprehensive income (loss), net	(11)	13
Retained earnings	142,289	156,891
Total stockholders’ equity	150,407	197,395
Total liabilities and stockholders’ equity	$193,108	$265,511

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED MARCH 31, 2015, 2014 AND 2013

(Amounts in thousands except per share amounts)

		2015	2014	2013
	Net sales and contract revenues:
	Net product sales and contract revenues	$75,982	$121,251	$98,489
	Net service revenues	50,768	68,998	88,191
	Total net sales and contract revenues	126,750	190,249	186,680

	Cost of sales and contracts:
	Cost of product sales and contracts	44,084	76,952	68,214
	Cost of service revenues	25,404	36,647	39,047
	Total cost of sales and contracts	69,488	113,599	107,261
	Gross profit	57,262	76,650	79,419

	Operating expenses:
	Selling, general and administrative expenses	32,707	31,805	29,533
	Research and development expenses	23,390	22,089	23,618
	Total operating expenses	56,097	53,894	53,151
	Operating income	1,165	22,756	26,268

	Other income (expense), net:
	Interest and investment income, net	269	373	657
	Interest expense	(18)	(53)	(65)
	Other, net	(369)	(343)	(414)
	Total other income (expense), net	(118)	(23)	178
	Income before provision for income taxes	1,047	22,733	26,446
	Provision for income taxes	68	7,616	8,992
	Net income	$979	$15,117	$17,454

	Other comprehensive income:
	Unrealized gain (loss) on available for sale securities (net of tax)	(24)	17	(20)
	Comprehensive income	$955	$15,134	$17,434
Income per share	— Basic	$0.13	$1.92	$2.08
	— Diluted	$0.13	$1.91	$2.07
Weighted average shares	— Basic	7,723	7,846	8,394
	— Diluted	7,729	7,881	8,448
	Dividends declared per share	$2.00	$2.00	$2.00

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2015, 2014 AND 2013

(Amounts in thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance, March 31, 2012	8,942,793	$5,961	$95,971	$156,858	$16	$258,806
Net income	—	—	—	17,454	—	17,454
Repurchase of common stock	(1,013,655)	(675)	(56,958)	—	—	(57,633)
Exercise of stock options	50,505	34	2,126	—	—	2,160
Vesting of restricted stock units	1,743	1	(1)	—	—	—
Issuances of restricted stock, net of forfeitures	(1,184)	(1)	1	—	—	—
Tax benefit accrued on stock option exercises	—	—	135	—	—	135
Compensation expense on stock options	—	—	(106)	—	—	(106)
Compensation expense on restricted stock and restricted stock units	—	—	290	—	—	290
Dividends declared	—	—	—	(16,841)	—	(16,841)
Net change in unrealized losses on investment securities, available-for-sale, net of tax	—	—	—	—	(20)	(20)
Balance, March 31, 2013	7,980,202	$5,320	$41,458	$157,471	$(4)	$204,245
Net income	—	—	—	15,117	—	15,117
Repurchase of common stock	(201,192)	(134)	(12,172)	—	—	(12,306)
Exercise of stock options	84,853	56	3,469	—	—	3,525
Vesting of restricted stock units	7,307	5	(5)	—	—	—
Issuances of restricted stock, net of forfeitures	12,845	8	(8)	—	—	—
Tax benefit accrued on stock option exercises	—	—	9	—	—	9
Stock-based compensation	—	—	2,485	16	—	2,501
Dividends declared	—	—	—	(15,713)	—	(15,713)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	—	—	—	—	17	17
Balance, March 31, 2014	7,884,015	$5,255	$35,236	$156,891	$13	$197,395
Net income	—	—	—	979	—	979
Repurchase of common stock	(743,099)	(495)	(35,977)	—	—	(36,472)
Exercise of stock options	26,224	18	1,056	—	—	1,074
Vesting of restricted stock units	16,875	11	(11)	—	—	—
Issuances of restricted stock, net of forfeitures	9,232	6	(6)	—	—	—
Tax benefit accrued on stock option exercises	—	—	291	—	—	291
Stock-based compensation	—	—	2,745	26	—	2,771
Dividends declared	—	—	—	(15,607)	—	(15,607)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	—	—	—	—	(24)	(24)
Balance, March 31, 2015	7,193,247	$4,795	$3,334	$142,289	$(11)	$150,407

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2015, 2014 AND 2013

(Amounts in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$979	$15,117	$17,454
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	4,565	5,303	5,114
Provisions for contracts, inventory, and accounts receivable reserves	674	1,328	5,405
Amortization of bond premium	832	1,551	2,700
Stock compensation expense	2,771	2,501	184
Other	(49)	—	(59)
Deferred income taxes	2,655	378	(2,966)
Change in assets and liabilities:
Accounts receivable	12,183	(5,813)	(3,382)
Unbilled costs and fees	643	2,384	(1,669)
Inventories	(8,271)	13,761	(4,933)
Prepaid expenses and other assets	(5,237)	3,636	813
Accrued income taxes	(2,338)	244	2,094
Accounts payable	(3,418)	2,247	910
Deferred revenue	(6,501)	(6,430)	1,661
Customer deposits	(2,633)	390	1,168
Accrued expenses and other current liabilities	(7,991)	(4,051)	6,663
Total adjustments	(12,115)	17,429	13,703
Net cash (used for) provided by operating activities	(11,136)	32,546	31,157

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	92,471	88,040	200,089
Purchases of short-term instruments	(29,211)	(69,668)	(140,532)
Proceeds from sale of fixed assets	—	—	110
Purchases of property and equipment	(2,580)	(1,821)	(3,618)
Net cash provided by investing activities	60,680	16,551	56,049

Cash flows from financing activities:
Decrease (increase) in restricted cash	8,515	(1,399)	2,373
Repurchase of shares of common stock	(36,472)	(12,306)	(57,633)
Payment of common stock dividends	(15,607)	(15,713)	(16,841)
Repayment of leasehold financing	(653)	(1,488)	(1,351)
Proceeds from exercise of stock options	1,074	3,525	2,160
Reduction of income taxes paid due to the tax benefit from employee stock option expense	291	9	135
Net cash used for financing activities	(42,852)	(27,372)	(71,157)

Net increase in cash and cash equivalents	6,692	21,725	16,049
Cash and cash equivalents at beginning of year	62,143	40,418	24,369
Cash and cash equivalents at end of year	$68,835	$62,143	$40,418

Supplemental disclosures of cash flow information:
Write-off of asset and related leasehold financing liability (Note 2)	$2,262	$—	$—
Interest paid	$18	$53	$73
Income taxes paid	$5,102	$8,723	$7,367

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

Restricted Cash

Restricted cash consists of collateral for bid bonds and performance bonds issued related to customer contracts.

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

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions or Write- offs Charged to Reserves	Balance at End of Year
Fiscal 2015	$323	$10	$—	$333
Fiscal 2014	$351	$(27)	$1	$323
Fiscal 2013	$255	$344	$248	$351

Included in accounts receivable and unbilled costs and fees at March 31, 2015 and 2014 are $6,696,000 and $15,961,000, respectively, attributable to both prime and subcontracts with federal and state governments. The Company establishes a reserve against unbilled costs and fees based on known troubled accounts or contracts, historical experience, and other currently available evidence. There was no activity in the reserve for unbilled costs and fees during fiscal 2015, 2014 and 2013.

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

The components of inventories at March 31, 2015 and 2014, net of inventory reserves, were as follows:

(In thousands)	2015	2014
Raw materials, completed subassemblies and spare parts	$20,334	$18,482
Work-in-process	17,853	13,199
Finished goods	2,796	1,254
Total	$40,983	$32,935

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales, any amounts required to reduce the carrying value to net realizable value.

Activity in the reserve for excess or obsolete inventory is as follows:

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions / Write- offs Charged to Reserves	Balance at End of Year
Fiscal 2015	$10,865	$664	$3,235	$8,294
Fiscal 2014	$11,052	$1,355	$1,542	$10,865
Fiscal 2013	$6,210	$5,061	$219	$11,052

During fiscal 2015, the Company disposed of and wrote-off certain fully reserved inventory resulting in the reduction of the reserve for excess and obsolete inventory as compared to the prior year.

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

Building, equipment and leasehold improvements consisted of the following at March 31, 2015 and 2014:

(In thousands)	Estimated Useful Lives	2015	2014
Building and leasehold improvements	Lesser of 25 years or remaining lease term	$8,003	$21,265
Equipment and tooling	5-10 years	5,871	5,517
Computer equipment and software	3-5 years	24,490	23,922
Furniture and fixtures	5-7 years	2,572	2,560
Demo and test equipment	2-5 years	8,596	8,331
Leased equipment	1-2 years or life of lease	63	63
Motor vehicles	3-5 years	74	72
Total		49,669	61,730
Less accumulated depreciation and amortization		(40,958)	(48,761)
Building, equipment and leasehold improvements, net		$8,711	$12,969

Revenue Recognition

The Company recognizes certain Cargo Inspection, Mobile Cargo Inspection, Parcel and Personnel Screening Systems, and after-market part sales in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605-10, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured.

Infrequently, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the products have been segregated from its inventories and cannot be used to fill other orders received.   There was no product being held under these arrangements at March 31, 2015, March 31, 2014 or March 31, 2013.

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

Revenues for certain long-term, custom-built systems or contract engineering projects are recognized on a percentage of completion basis. The lengths of these contracts typically range from one to five years from order to delivery and acceptance. Percentages-of-completion are determined by relating the actual costs of work performed to date for each contract to its estimated final costs. Revisions in costs and profit estimates are reflected in the period in which the facts causing the revision become known.

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

The Company records billed shipping and handling fees and billed out-of-pocket expenses as revenue and the associated costs as cost of goods sold in the accompanying consolidated statements of operations and comprehensive income.

Training and service contracts deliverables are accounted for separately from the delivered product elements as the Company’s undelivered products have value to its customers on a stand-alone basis. Accordingly, this service revenue is deferred and recognized as such services are performed.

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying consolidated balance sheets. All of the amounts in unbilled costs and fees at March 31, 2015 are expected to be billed and collected during fiscal 2016.

Under the terms of certain cost reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $40,000 and $36,000 at March 31, 2015 and March 31, 2014, respectively) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying consolidated balance sheets as components of unbilled costs and fees. The accuracy and appropriateness of the Company’s direct and indirect costs and expenses under these cost reimbursement contracts and its accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. government.  Such agencies  have the right to  challenge  the  Company’s  cost  estimates  or allocations  with  respect  to any  government  contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.

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

Deferred Revenue

The Company offers to its customers extended warranty and service contracts. These contracts typically have a coverage period of one to five years, and include advance payments that are recorded as deferred revenue. Revenue is recognized as service is performed over the life of the contract, which represents the period over which these revenues are earned. Costs associated with these extended warranty and service contracts are expensed to cost of sales and contracts as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Impairment is assessed by comparing the estimated undiscounted cash flows over the asset’s remaining life to the carrying amount of the asset. If the estimated cash flows are insufficient to recover the asset, an impairment loss is recognized based on the difference between the carrying value of the asset and the fair value of the asset less any costs of disposal.  No impairment costs were recorded in the fiscal years ended March 31, 2015, 2014 and 2013.

Accrued Salaries and Benefits

Accrued salaries and benefits at March 31, 2015 and March 31, 2014 include the following:

(In thousands)	2015	2014
Accrued payroll and payroll related taxes	$1,145	$2,154
Accrued incentive compensation	3,849	6,360
Accrued vacation	1,775	1,885
Accrued severance	—	406
Total accrued salaries and benefits	$6,769	$10,805

Customer Deposits

For most international orders, the Company generally requires, as part of its terms and conditions, an advance deposit with order acceptance. For long-term international contracts, the Company will generally include milestone payments tied to a specific event and/or passage of time. These deposit amounts are recorded as a liability under customer deposits until reduced by revenue recognized against the specific contract.

Other Current Liabilities

Other current liabilities at March 31, 2015 and March 31, 2014 include the following:

(In thousands)	2015	2014
Accounts payable and other accrued expenses	$3,277	$2,196
Accrued contract related costs	1,736	4,904
Accrued professional fees	433	361
Accrued sales commissions	290	1,831
Total other current liabilities	$5,736	$9,292

Research and Development

Internally funded research and development costs including direct labor, material, subcontractor expenses and related overheads are expensed as incurred. Internally funded research and development costs were $23,390,000, $22,089,000 and $23,618,000, in fiscal 2015, 2014, and 2013, respectively.  In addition, the Company recognized revenues of $918,000, $698,000 and $2,124,000 in fiscal 2015, 2014, and 2013, respectively, related to government and customer-sponsored research and development earned primarily on a cost reimbursement and fee basis as discussed above.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, unbilled costs and fees, accounts payable and letters of credit. The recorded amounts of these instruments approximate their fair value (see Note 8).

Income per Common and Potential Common Shares

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share under the two-class method.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the years ended March 31, 2015, 2014, and 2013, respectively, common stock equivalents of approximately 211,000, 176,000 and 182,000 are excluded from diluted earnings per share, as their effect is anti-dilutive.

(In thousands except per share amounts)	March 31, 2015	March 31, 2014	March 31, 2013
Earnings per Share — Basic:
Net income	$979	$15,117	$17,454
Less: Distributed and undistributed earnings (losses) to unvested restricted stock units	2	(44)	—
Distributed and undistributed earnings to common shareholders — Basic	$981	$15,073	$17,454
Weighted average number of common shares outstanding — basic	7,723	7,846	8,394
Income per share — basic	$0.13	$1.92	$2.08

Earnings per Share — Diluted:
Weighted average number of common shares outstanding — basic	7,723	7,846	8,394
Dilutive effect of stock-based awards	6	35	54
Weighted average number of common and potential common shares outstanding — diluted	7,729	7,881	8,448
Income per share — diluted	$0.13	$1.91	$2.07

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. Accordingly, the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance against any net deferred tax assets if it is more likely than not that they will not be realized.  The Company recognizes interest and penalties related to income tax matters in other income (expense) in the consolidated statement of operations and comprehensive income.

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

Three international customers accounted for 51% of the accounts receivable balance at March 31, 2015.  The Company generally requires letters of credit and/or deposits or prepayments from international customers.  The Company has not experienced any significant losses from uncollectible accounts.

Common Stock Dividends

In May of 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.   Common stock cash dividends declared during the fiscal year ended March 31, 2015 were as follows:

Date Declared	Dividend per common share
May 22, 2014	$0.50
July 31, 2014	0.50
November 10, 2014	0.50
February 5, 2015	0.50
Fiscal year ended March 31, 2015	$2.00

On May 11, 2015, the Company declared a quarterly dividend of $0.50 for holders of record on May 26, 2015 to be paid June 3, 2015.

Stock-Based Compensation

Compensation expense for the fair value of stock based awards made to employees and the Board of Directors is recognized over the requisite service period for awards expected to vest. The Company estimates the fair value of option awards on the date of grant using the Black-Scholes option pricing model. The Black-Scholes method of valuation requires several assumptions: (1) the expected term of the stock award, (2) the expected future stock volatility over the expected term, (3) the expected dividend yield and (4) risk-free interest rate. The expected term represents the expected period of time the Company believes the awards will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock.  The expected dividend yield was based on the expectation the Company would continue paying dividends on the Company’s common stock at the same rate for the foreseeable future.  The risk free interest rate is based on the U.S. Zero-Bond rate.

The Company recognized $2,771,000, $2,501,000 and $184,000 of stock-based compensation costs in the Consolidated Statements of Operations and Comprehensive Income for the year ended March 31, 2015, 2014 and 2013, respectively. The income tax benefit related to such compensation for the years ended March 31, 2015, 2014 and 2013 was approximately $985,000, $833,000 and $63,000, respectively.

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

	Fiscal Year Ended
(In thousands)	March 31, 2015	March 31, 2014	March 31, 2013
Cost of sales and contracts	$773	$867	$188
Selling, general and administrative	1,998	1,634	(4)
Total share-based compensation expense before tax	$2,771	$2,501	$184

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the goods or services transferred to its customers. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). In April 2015, the FASB proposed a one year deferral of effective date for public entities and others, related to this update.   The comment deadline for the one year deferral period is May 29, 2015.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

2. LEASE AGREEMENTS

The Company leases certain facilities under non-cancelable operating leases with various renewal options. For operating leases which contain fixed escalations in rental payments, the Company records the total rent payable on a straight-line basis over the original lease term. The Company incurred $1,787,000, $1,030,000 and $787,000 of operating rent expense in the fiscal years ended March 31, 2015, 2014, and 2013, respectively.

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

At the completion of the construction of the initial renovations in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with ASC 840 Leases.  Based on this review, it was determined that the lease did not qualify for sale-leaseback treatment.  As a result, building and tenant improvements and associated lease financing liabilities remained on the Company’s financial statements.  The lease financing liability was amortized over the lease term based on the payments designated in the agreement, and the building and tenant improvement assets were depreciated on a straight line basis over the remaining lease term.

In October 2014, the Company entered into an amendment of its lease agreement for the Billerica facilities extending the term of the lease through February 28, 2023 with an adjusted rent schedule commencing October 1, 2014. Due to certain provisions of the amended lease agreements which removed certain continuing financing obligations related to the building, it was determined that the lease no longer qualified as a capital lease and as such, the Company removed the capitalized building, associated accumulated depreciation and lease financing liability from its books.  The associated gain from the disposal of the building of $381,000 was deferred and will be amortized over the modified lease term of the property.

Future minimum rental payments under the Company’s non-cancelable leases, excluding real estate taxes, insurance and operating costs paid by the Company, required over the terms of the leases are as follows (in thousands):

Year Ending March 31,	Operating Leases
2016	$1,596
2017	1,193
2018	1,676
2019	1,680
2020	1,726
Thereafter	5,252
Total payments	$13,123

3. LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with bid bonds or performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion.  At March 31, 2015, the Company had outstanding $11,855,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 76% of the outstanding letters of credit.   This resulted in a restricted cash balance of $6,401,000 at March 31, 2015 of which $208,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

4. INCOME TAXES

The provision for income taxes for the years ended March 31, 2015, 2014, and 2013 consisted of the following:

(In thousands)	2015	2014	2013
Current:
Federal	$(2,688)	$6,870	$11,339
State	19	281	595
Foreign	70	88	22
	(2,599)	7,239	11,956
Deferred:
Federal	2,691	528	(2,743)
State	(208)	(358)	(375)
Change in valuation allowance	184	207	154
	2,667	377	(2,964)
Provision for income taxes	$68	$7,616	$8,992

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended March 31, 2015 is as follows:

(In thousands)	2015	2014	2013
Provision for income taxes at statutory rate	$366	$7,957	$9,253
State tax provision (benefit) net of federal effect	(122)	(50)	143
Stock based compensation	(60)	51	(60)
Research tax credits	(396)	(294)	(589)
Qualifying manufacturing credits	—	(288)	(154)
Change in valuation allowance	184	207	154
Other	96	33	245
Provision for income taxes	$68	$7,616	$8,992

The significant components of the net deferred tax assets at March 31, 2015 and 2014 are as follows:

	March 31, 2015		March 31, 2014
(In thousands)	Current	Non-current	Current	Non-current
Deferred tax assets (liabilities):
Accounts receivable and unbilled costs and fees	$—	$119	$—	$115
Inventory	150	2,964	240	3,880
Deferred revenue	—	1,265	—	1,783
Accrued vacation	571	—	606	—
Accrued warranty costs	57	—	144	—
Depreciation	—	569	—	(125)
Accrued contract costs	168	(905)	1,073	(1,356)
Unearned compensation	1,407	2,295	2,464	2,221
State credit carryforwards	—	1,334	—	1,151
Other	133	(355)	248	(200)
Deferred income tax assets	2,486	7,286	4,775	7,469
Valuation allowance	—	(1,334)	—	(1,151)
Net deferred income taxes	$2,486	$5,952	$4,775	$6,318

As of March 31, 2015 and March 31, 2014, the Company has $2,053,000 and $1,770,000 of state credit carryforwards, respectively.  Of these amounts, approximately $244,000 and $263,000 at March 31, 2015 and March 31, 2014, respectively, have unlimited carryforward and the remaining balances expire in various years through 2030.

At March 31, 2015 and March 31, 2014, the Company had a deferred tax valuation allowance of $1,334,000 and $1,151,000, respectively, on state credit carryforwards and other deferred tax assets for which management believes it is more-likely-than-not that realization of these assets will not occur.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2012 through 2014 and for various state taxing authorities for the years ending March 31, 2011 through 2014.

5. WARRANTY OBLIGATIONS

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery. Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure. Warranty experience for the years ended March 31, 2015 and 2014 is as follows:

(In thousands)	2015	2014
Warranty accrual at beginning of period	$404	$397
Accruals for warranties issued during the period	237	564
Adjustment of preexisting accrual estimates	(217)	(179)
Warranty costs incurred during period	(265)	(378)
Warranty accrual at end of period	$159	$404

6. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of organization authorize its Board of Directors to issue up to 100,000 shares of preferred stock in one or more series, to determine and fix certain relative rights and preferences of the shares of any series, to fix the number of shares constituting any such series, and to fix the designation of any such series, without further vote or action by its shareholders. The Company has no present plans to issue shares of preferred stock. In 1998, the Company designated a series of Preferred Stock (the “Series A Preferred Stock”) to be issued upon the exercise of Rights issued under the Company’s Shareholder Rights Plan. Under the Shareholder Rights Plan, adopted in 1998 and reissued upon its expiration in April 2008, its stockholders are entitled to purchase shares of its Series A Preferred Stock under certain circumstances. These circumstances include the purchase of 20% or more (or in certain circumstances more than 14.9%) of the outstanding shares of common stock by a person or group, or the announcement of a tender or exchange offer to acquire 20% or more (or in certain circumstances more than 14.9%) of the outstanding common stock.

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

During the fiscal year ended March 31, 2015, the Company repurchased 743,099 shares of common stock under this Program at an average price of $49.08.  As of March 31, 2015, the remaining balance available under the programs to repurchase shares was $13,490,000.

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of March 31, 2015: the 2003 Stock Plan for Non-Employee Directors, the 2005 Equity and Incentive Plan, and the 2014 Equity and Incentive Plan. There are 512,000 shares remaining available for issuance under these plans.  Vesting periods are at the discretion of the Board of Directors and typically range from one to three years.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options:    A summary of the Company’s stock option activity is as follows:

	2015		2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	224,964	$62.75	315,162	$56.72	376,331	$55.10
Options granted	—	—	—	—	—	—
Options exercised	(26,224)	40.93	(84,853)	41.55	(50,505)	42.75
Options canceled or expired	(6,906)	54.58	(5,345)	43.66	(10,664)	65.72
Options outstanding, end of year	191,834	$66.03	224,964	$62.75	315,162	$56.72
Options exercisable, end of year	191,834	$66.03	223,150	$62.76	312,895	$56.68

The following summarizes certain data for options outstanding and exercisable at March 31, 2015:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding:	26,933	$51.56-$60.00	$53.49	0.57
	164,901	$60.01-$75.82	68.07	3.26
	191,834	$51.56-$75.82	$66.03	2.88

Options exercisable:	26,933	$51.56-$60.00	$53.49	0.57
	164,901	$60.01-$75.82	68.07	3.26
	191,834	$51.56-$75.82	$66.03	2.88

The total intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during fiscal 2015, 2014 and 2013 was $616,000, $1,906,000 and $986,000, respectively.   Non-vested stock option awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2015, there was no unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock plans.

The Company realizes a tax deduction upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised and/or sold. The Company receives an additional tax deduction when restricted stock vests at a higher value than the value used to recognize compensation expense at the date of grant.  These tax benefits are credited to additional paid-in capital if it is considered more likely than not that they will be realized. During fiscal 2015, 2014 and 2013, a tax benefit of $291,000, $9,000 and $135,000, respectively, was recorded to additional paid-in capital for exercises and/or sales of stock options or stock.

Restricted Stock and Restricted Stock Units:  The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock, restricted stock units, stock options, and/or cash awards which vest upon the achievement of certain performance based goals as well as service time incurred. In fiscal years 2015 and 2014, this award consisted of restricted stock unit awards and cash.  In fiscal 2013, the Company opted to issue this long term incentive plan with only a cash award which resulted in fewer restricted stock awards being granted.

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

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2015 there was $2,921,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average of 1.8 years.

A summary of the Company’s restricted stock and stock unit activity is as follows:

	2015		2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Unvested restricted stock and units outstanding, beginning of year	72,000	$61.30	28,109	$66.20	40,599	$68.63
Granted	65,950	63.67	70,515	60.52	19,657	61.00
Vested	(33,834)	60.89	(22,561)	64.53	(17,463)	68.08
Forfeited	(12,279)	62.53	(4,063)	63.73	(14,684)	63.71
Unvested restricted stock and units outstanding, end of year	91,837	$62.99	72,000	$61.30	28,109	$66.20

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

Geographical Data

All of the Company’s export sales originate from the United States.  At March 31, 2015, approximately 4% of the Company’s assets were in foreign countries.  The foreign assets were comprised of cash in foreign banks, inventory in international depots for field replacements and systems shipped internationally but not accepted by fiscal year end.

The following table shows the breakdown of net sales and contract revenues from international and domestic customers based upon customer’s country of domicile and the major regions of international activity:

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2015		2014		2013
Domestic	$52,130	41%	$94,427	50%	$123,652	66%
International	74,620	59%	95,822	50%	63,028	34%
Net Sales and Contract Revenues	$126,750	100%	$190,249	100%	$186,680	100%

Middle East & Africa		63%		72%		54%
Americas — Non-US		15%		11%		29%
Asia / Pacific		16%		11%		13%
Europe		6%		6%		4%

In fiscal 2015, the Company had international sales to one country which accounted for 16% of the total sales of the Company.  In fiscal 2014, the Company had international sales to one country which accounted for 15% of the total sales of the Company.  In fiscal 2013, international sales to one individual country did not exceed 10% of total sales.

Major Customers:  Sales to major customers (representing in excess of 10% of consolidated revenues) consisted of the following:

Fiscal 2015:   $26,771,000 and $16,212,000, respectively, to two customers.

Fiscal 2014:   $33,886,000, $25,863,000 and $25,078,000, respectively, to three customers.

Fiscal 2013:   $44,850,000 and $30,874,000, respectively, to two customers.

Domestically, the Company’s primary client base is comprised of agencies of the U.S. government. Approximately 37%, 46% and 63% of the Company’s sales in fiscal 2015, 2014, and 2013 respectively, were derived from either (i) contracting directly with the U.S. government, or (ii) contracting with contractors working directly with the U.S. government. Certain of the Company’s contracts with the U.S. government provide the U.S. government with the standard unilateral right to terminate these contracts for convenience.   There were no terminations for convenience in the fiscal years ended March 31, 2015, 2014 or 2013.

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

The following table presents the financial assets and liabilities the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2015 and March 31, 2014:

(In thousands)	March 31, 2015	March 31, 2014
Level 1 — Financial Assets
Money market funds	$51,784	$33,623
Treasury bills	5,403	17,722
Total Level 1 Financial Assets	57,187	51,345
Level 2 — Financial Assets
Corporate debentures/bonds	13,813	41,424
Commercial paper	—	6,193
Government agency bonds	5,317	26,660
Total Level 2 Financial Assets	19,130	74,277
Total cash equivalents and short-term investments	$76,317	$125,622

The following investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income in the Consolidated Statements of Operations and Comprehensive Income.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2015:
Short-term investments:
Corporate debentures/bonds	$13,823	$—	$(10)	$13,813
Government agency bonds	5,315	2	—	5,317
Treasury bills	5,400	3	—	5,403
Total short-term investments	$24,538	$5	$(10)	$24,533
Cash equivalents:
Money market funds	$51,784	$—	$—	$51,784
Total cash equivalents	$51,784	$—	$—	$51,784

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2014:
Short-term investments:
Corporate debentures/bonds	$38,076	$9	$(11)	$38,074
Commercial paper	6,193	—	—	6,193
Government agency bonds	26,652	10	(2)	26,660
Treasury bills	17,708	14	—	17,722
Total short-term investments	$88,629	$33	$(13)	$88,649
Cash equivalents:
Money market funds	$33,623	$—	$—	$33,623
Corporate debentures/bonds	3,350	—	—	3,350
Total cash equivalents	$36,973	$—	$—	$36,973

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. At March 31, 2015, the Company had $20,344,000 of open purchase orders which are expected to be substantially fulfilled within the next two years. Certain single source vendors, or vendors producing custom material, require significant lead times from order to delivery of their material. Should the demand for the Company’s products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges related to these commitments, that could be material to the Company’s results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for all employees.   Employees are eligible to participate on the first of the month following date of employment.  The Plan is funded by elective employee contributions of up to 100% of their compensation up to IRS limits. Under the Plan the Company at its discretion matches 50% of the first 6% of employee contributions for each participant in the form of Company common stock or cash. Expenses under the Plan, consisting of Company contributions which were made solely in cash and Plan administrative expenses paid by the Company, totaled $969,000, $927,000 and $1,091,000 in 2015, 2014 and 2013, respectively.

Legal Issues

The Company received a subpoena from the Office of the Inspector General (“OIG”) of the U.S. General Services Administration (“GSA”) on April 17, 2015 to initiate an investigation being conducted by the GSA and the Department of Defense.  The subpoena covers the period from January 1, 2006 to the present, and requests a range of documents, including documents relating to the Company’s discount practices and compliance with the pricing provisions of the GSA Schedule contract. The Company is cooperating fully with the investigation.  Management is unable at this time to predict the outcome of the investigation.  The Company will incur legal costs in connection with the investigation, and could incur other costs, damages or penalties, depending on its outcome. It is possible that the investigation could lead to claims or findings of violations of the False Claims Act in connection with the Company’s GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages, including up to treble damages, plus civil penalties in some cases. Management is unable at this time to estimate the amount of the possible loss or range of loss that the Company may incur as a result of the investigation.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

FOR THE YEARS ENDED MARCH 31, 2015 AND MARCH 31, 2014

(In thousands, except per share amounts)

	2015 by quarter				2014 by quarter
	1st	2nd(2)	3rd	4th(3)	1st	2nd	3rd	4th(1)
Net sales and contract revenues	$35,537	$23,066	$36,980	$31,167	$43,084	$43,816	$37,773	$65,576
Gross profit	$16,469	$9,683	$17,107	$14,003	$19,147	$19,206	$16,868	$21,429
Operating income (loss)	$2,272	$(5,853)	$3,812	$934	$7,324	$7,121	$2,333	$5,978
Net income (loss)	$1,454	$(3,906)	$2,554	$877	$4,865	$4,739	$1,558	$3,955
Net income (loss) per share
— Basic	$0.18	$(0.49)	$0.32	$0.12	$0.62	$0.61	$0.20	$0.50
— Diluted	$0.18	$(0.49)	$0.32	$0.12	$0.62	$0.60	$0.20	$0.50

(1)                     The fourth quarter of fiscal 2014 gross profit was negatively impacted by the completion of a large integrated cargo contract with a custom configuration that had lower than average profit margins. In addition, margin was impacted by lower margins from the services division due to lower revenues.

(2)                     The second quarter of fiscal 2015 results were negatively impacted by the accrual of $1.4 million in severance related costs related to a force reduction

(3)                    Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: June 5, 2015	By:	/s/ CHARLES P. DOUGHERTY

Charles P. Dougherty
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES P. DOUGHERTY	Director and President and Chief Executive Officer (Principal Executive Officer)	June 5, 2015
Charles P. Dougherty

/s/ KENNETH J. GALAZNIK	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 5, 2015
Kenneth J. Galaznik

/s/ DENIS R. BROWN	Chairman of the Board, Director	June 5, 2015
Denis R. Brown

/s/ HAMILTON W. HELMER	Director	June 5, 2015
Hamilton W. Helmer

/s/ DON R. KANIA	Director	June 5, 2015
Don R. Kania

/s/ ROBERT N. SHADDOCK	Director	June 5, 2015
Robert N. Shaddock

/s/ MARK S. THOMPSON	Director	June 5, 2015
Mark S. Thompson

/s/ JENNIFER L. VOGEL	Director	June 5, 2015
Jennifer L. Vogel

EXHIBIT INDEX

Exhibit Number		Description of Exhibit (and Statement of Incorporation by Reference, If Applicable)

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
4.2

Rights Agreement, dated April 17, 2008, between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.1 to the Company’s filing on Form 8-A12B filed on April 18, 2008 and incorporated herein by reference)

4.3

Amendment No. 1 to Rights Agreement dated as of April 17, 2008 between American Science and Engineering and American Stock Transfer and Trust Company, LLC, as rights agent (filed as Exhibit 4.1 to the Company’s filing on Form 8-K filed on December 22, 2014 and incorporated herein by reference)

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

10.26	*	Form of Short Term Incentive Bonus Plan Documents (filed as Exhibit 10.1 to the Company’s filing on Form 10-Q dated November 7, 2012 and incorporated herein by reference)
10.28	*

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

Form of performance-based cash incentive agreement under the 2005 Equity and Incentive Plan (filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2013 and incorporated herein by reference)

10.33	*	Form of Change in Control & Severance Benefit Agreement, effective April 1, 2014 (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated April 4, 2014 and incorporated herein by reference)
10.34	*	2014 Equity and Incentive Plan (filed as Appendix A to Schedule 14A filed on July 29, 2014 and incorporated herein by reference)
10.35	*

Form of Non-Employee Director Restricted Stock Award Agreement under the 2014 Equity and Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014 and incorporated herein by reference)

10.36	*

Form of Restricted Stock Unit Grant Agreement under the 2014 Equity and Incentive Plan(filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014 and incorporated herein by reference)

10.37

Fifth Amendment to Lease of 829 Middlesex Turnpike, Billerica, Massachusetts (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2014 and incorporated herein by reference)

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

The following materials from the Annual Report on Form 10-K of American Science and Engineering, Inc. for the year ended March 31, 2015, filed on June 5, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statement of Changes in Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

†   Filed herewith

*   Management contract or compensatory plan