Form 10-Q
period 2015-06-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2015-08-06
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of July 31, 2015 was 7,145,455.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	June 30, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$61,099	$68,835
Restricted cash	5,521	6,193
Short-term investments, at fair value	21,120	24,533
Accounts receivable, net of allowances of $363 and $323 at June 30, 2015 and March 31, 2015, respectively	25,208	22,124
Unbilled costs and fees	4,323	1,848
Inventories, net	37,272	40,983
Prepaid expenses and other current assets	9,721	10,701
Deferred income taxes	2,486	2,486
Total current assets	166,750	177,703
Equipment and leasehold improvements, net	7,963	8,711
Restricted cash	25	208
Deferred income taxes	5,952	5,952
Other assets, net	413	534
Total assets	$181,103	$193,108

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,059	$7,200
Accrued salaries and benefits	7,365	6,769
Accrued warranty costs	188	159
Deferred revenue	6,430	7,355
Customer deposits	11,482	13,956
Other current liabilities	4,409	5,736
Total current liabilities	33,933	41,175
Deferred revenue	2,253	1,019
Other long-term liabilities	564	507
Total liabilities	36,750	42,701
Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 7,145,455 and 7,193,247 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	4,763	4,795
Capital in excess of par value	1,429	3,334
Accumulated other comprehensive loss, net	(10)	(11)
Retained earnings	138,171	142,289
Total stockholders’ equity	144,353	150,407
Total liabilities and stockholders’ equity	$181,103	$193,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

		For the Three Months Ended
	(In thousands, except per share amounts)	June 30, 2015	June 30, 2014
	Net sales and contract revenues:
	Net product sales and contract revenues	$19,141	$23,251
	Net service revenues	12,303	12,286
	Total net sales and contract revenues	31,444	35,537

	Cost of sales and contracts:
	Cost of product sales and contracts	10,620	12,298
	Cost of service revenues	6,398	6,770
	Total cost of sales and contracts	17,018	19,068
	Gross profit	14,426	16,469

	Expenses:
	Selling, general and administrative expenses	8,270	8,191
	Research and development costs	6,889	6,006
	Total operating expenses	15,159	14,197

	Operating income (loss)	(733)	2,272

	Other income (expense):
	Interest and investment income	34	78
	Interest expense	—	(10)
	Other expense, net	(93)	(153)
	Total other income (expense)	(59)	(85)
	Income (loss) before provision for (benefit from) income taxes	(792)	2,187
	Provision for (benefit from) income taxes	(277)	733
	Net income (loss)	(515)	1,454
	Other comprehensive income (loss):
	Unrealized gain (loss) on available for sale securities (net of tax)	1	(14)
	Comprehensive income (loss)	$(514)	$1,440

Income (loss) per share	—Basic	$(0.07)	$0.18
	—Diluted	$(0.07)	$0.18

Weighted average shares	—Basic	7,161	7,891
	—Diluted	7,161	7,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
(In thousands)	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income (loss)	$(515)	$1,454
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	1,006	1,312
Provisions for contracts, inventory and accounts receivable reserves	35	(420)
Amortization of bond premium	34	289
Stock compensation expense	334	779
Changes in assets and liabilities:
Accounts receivable	(3,114)	4,068
Unbilled costs and fees	(2,475)	(678)
Inventories	3,706	(4,297)
Prepaid expenses and other assets	1,101	(4,474)
Accounts payable	(3,141)	(3,124)
Accrued income taxes	—	(2,072)
Customer deposits	(2,474)	4,396
Deferred revenue	309	115
Accrued expenses and other liabilities	(645)	(5,591)
Net cash used for operating activities	(5,839)	(8,243)

Cash flows from investing activities:
Purchases of short-term investments	—	(21,133)
Proceeds from sales and maturities of short-term investments	3,380	22,000
Purchases of property and equipment, net	(258)	(396)
Net cash provided by investing activities	3,122	471

Cash flows from financing activities:
Decrease in restricted cash	855	—
Proceeds from exercise of stock options	—	116
Repurchase of shares of common stock	(2,263)	—
Repayment of leasehold financing liability	—	(376)
Payment of common stock dividend	(3,611)	(3,991)
Net cash used for financing activities	(5,019)	(4,251)

Net decrease in cash and cash equivalents	(7,736)	(12,023)
Cash and cash equivalents at beginning of period	68,835	62,143
Cash and cash equivalents at end of period	$61,099	$50,120

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, or fiscal 2015, as filed with the Securities and Exchange Commission on June 5, 2015.

The unaudited condensed consolidated financial statements, in the opinion of management, include all necessary adjustments, consisting solely of normal recurring adjustments, to present fairly the Company’s financial position, results of operations and cash flows.  These results are not necessarily indicative of the results to be expected for the entire year.

Nature of Operations

The Company develops, manufactures, markets, and sells X-ray inspection and other detection products for homeland security, force protection, public safety and other critical defense and security applications.  The Company provides maintenance, warranty, engineering, and training and operator services related to these products.  The Company has one reporting segment, X-ray screening products.

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

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2015.  There have been no changes to the Company’s critical accounting policies during the three months ended June 30, 2015.

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

During the three months ended June 30, 2015, the Company repurchased 54,056 shares of its common stock at an average price of $41.86.  As of June 30, 2015, the remaining balance available under the Stock Repurchase Program was $11,225,000.

Dividends

	Three Months Ended
(In thousands)	June 30, 2015	June 30, 2014
Dividends declared	$0.50	$0.50
Dividends paid	$0.50	$0.50

On August 6, 2015, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on September 2, 2015 to all shareholders of record at the close of business on August 20, 2015.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU is based on the principle that an entity should recognize revenue in an amount that reflects the consideration to which an entity expects to be entitled in exchange for the goods or services transferred to its customers. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The guidance is effective for annual periods beginning on or after December 15, 2017 (early adoption for annual periods beginning on or after December 15, 2016 is permitted). The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

2.   ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock-based awards made to its employees and Board of Directors in accordance with FASB Accounting Standards Codification (“FASB ASC”) 718, Compensation—Stock Compensation, which requires the measurement and recognition of all compensation costs for stock-based awards made to employees and the Board of Directors based upon the grant date fair value over the requisite service period for awards expected to vest.

The Company recognized $334,000 and $779,000 of stock-based compensation costs for the three months ended June 30, 2015 and June 30, 2014, respectively.  The income tax benefit recognized related to the compensation costs for the three months ended June 30, 2015 and June 30, 2014 was approximately $117,000 and $261,000, respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations and comprehensive income (loss):

	Three Months Ended
(In thousands)	June 30, 2015	June 30, 2014
Cost of revenues	$(35)	$226
Selling, general and administrative expenses	369	553
Total stock-based compensation expense before tax	$334	$779

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees.  The Company had the following stock plans outstanding as of June 30, 2015: the 2003 Stock Plan for Non-Employee Directors, the 2005 Equity and Incentive Plan and the 2014 Equity and Incentive Plan. There are 510,880 shares remaining available for issuance under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the three months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2015	191,834	$66.03	2.88
Grants	—	—
Exercises	—	—		—
Cancellations	(4,121)	$57.41
Options outstanding at June 30, 2015	187,713	$66.22	2.66
Options exercisable at June 30, 2015	187,713	$66.22	2.66

Information related to the stock options outstanding as of June 30, 2015 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$ 53.55-$60.00	25,050	0.31	$53.55	25,050	$53.55
$ 60.01-$75.82	162,663	3.02	68.17	162,663	68.17
$ 53.55-$75.82	187,713	2.66	$66.22	187,713	$66.22

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

There were no options granted in the three month period ended June 30, 2015.

As of June 30, 2015, there was no remaining unrecognized compensation cost related to options granted.

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

Non-vested restricted stock and restricted stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2015, there was $2,145,000 of total unrecognized compensation costs related to non-vested restricted stock and restricted stock unit awards granted under the Company’s stock plans. These costs are expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes the status of the Company’s non-vested restricted stock and restricted stock unit awards for the three months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2015	91,837	$62.99
Granted	906	39.91
Vested	(8,639)	59.31
Forfeited	(10,770)	63.40
Outstanding at June 30, 2015	73,334	$63.08

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

The components of inventories at June 30, 2015 and March 31, 2015 were as follows:

(In thousands)	June 30, 2015	March 31, 2015
Raw materials, completed sub-assemblies, and spare parts	$18,430	$20,334
Work-in-process	15,713	17,853
Finished goods	3,129	2,796
Total	$37,272	$40,983

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing distributed and undistributed earnings to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share under the two-class method.  Diluted earnings per share include the dilutive impact of options, and restricted stock units using the average share price of the Company’s common stock for the period. For the three months ended June 30, 2015 and June 30, 2014, common stock equivalents of 195,000 and 83,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended
(In thousands except per share amounts)	June 30, 2015	June 30, 2014
Earnings Per Share - Basic:
Net income (loss)	$(515)	$1,454
Less: Distributed and undistributed earnings (loss) to unvested restricted stock units	(6)	18
Distributed and undistributed earnings (loss) to common shareholders — Basic	(509)	1,436
Weighted average number of common shares outstanding — basic	7,161	7,891
Net income (loss) per share — basic	$(0.07)	$0.18
Earnings Per Share - Diluted:
Weighted average number of common shares outstanding	7,161	7,891
Add dilutive effect of potential common shares	—	22
Weighted average number of common and potential common shares outstanding — diluted	7,161	7,913
Net income (loss) per share — diluted	$(0.07)	$0.18

5.   LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which management believes is low.  As of June 30, 2015, the Company had outstanding $10,240,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 49% to 77% of the outstanding letters of credit, resulting in restricted cash balance of $5,546,000 at June 30, 2015, of which $25,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

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

The following table presents the financial assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2015 and March 31, 2015:

(In thousands)	June 30, 2015	March 31, 2015
Level 1 — Financial Assets
Money market funds	$45,277	$51,784
Treasury bills	5,402	5,403
Total Level 1 Financial Assets	50,679	57,187
Level 2 — Financial Assets
Corporate debentures/bonds	10,409	13,813
Government agency bonds	5,309	5,317
Total Level 2 Financial Assets	15,718	19,130
Total cash equivalents and short-term investments	$66,397	$76,317

These investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of June 30, 2015, all of the Company’s available-for-sale securities had contractual maturities of seven months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three months ended June 30, 2015 and June 30, 2014. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income (loss), as disclosed in the condensed consolidated statements of operations and comprehensive income (loss).

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015:
Short-term investments:
Corporate debentures/bonds	$10,415	$—	$(6)	$10,409
Government agency bonds	5,308	1	—	5,309
Treasury bills	5,400	2	—	5,402
Total short-term investments	$21,123	$3	$(6)	$21,120
Cash equivalents:
Money market funds	$45,277	$—	$—	$45,277
Total cash equivalents	$45,277	$—	$—	$45,277

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015:
Short-term investments:
Corporate debentures/bonds	$13,823	$—	$(10)	$13,813
Government agency bonds	5,315	2	—	5,317
Treasury bills	5,400	3	—	5,403
Total short-term investments	$24,538	$5	$(10)	$24,533
Cash equivalents:
Money market funds	$51,784	$—	$—	$51,784
Total cash equivalents	$51,784	$—	$—	$51,784

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

8.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended
(In thousands)	June 30, 2015	June 30, 2014
Warranty accrual at beginning of period	$159	$404
Accruals for warranties issued during the period	91	42
Adjustment of preexisting accrual estimates	35	(144)
Warranty costs incurred during period	(97)	(56)
Warranty accrual at end of period	$188	$246

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

In October 2014, the Company entered into an amendment of its lease agreement for the Billerica facilities extending the term of the lease through February 28, 2023 with an adjusted rent schedule commencing October 1, 2014. Due to certain provisions of the amended lease agreements which removed certain continuing financing obligations related to the building, it was determined that the lease no longer qualified as a capital lease and as such, the Company removed the capitalized building, associated accumulated depreciation and lease financing liability from its books.  The associated gain from the disposal of the building of $381,000 was deferred and is being amortized over the modified lease term of the property.

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

Legal Matters

The Company continues to respond to the subpoena received from the Office of the Inspector General (“OIG”) of the U.S. General Services Administration (“GSA”) on April 17, 2015 with respect to the investigation being conducted by the GSA and the Department of Defense.

The investigation relates to the Company’s discount practices and compliance with the pricing provisions of the Company’s GSA Schedule contract. The Company continues to cooperate fully with the investigation and at this time management is unable to predict the outcome of the investigation or estimate the amount of possible loss or range of loss with any certainty. It is possible that the investigation could lead to claims or findings of violations of the False Claims Act in connection with the Company’s GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages, including up to treble damages, plus civil penalties in some cases. The Company has incurred, and will continue to incur, legal costs in connection with the investigation, and could incur other costs, damages or penalties, depending on its outcome, which could be material.

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

Overview

American Science and Engineering, Inc. develops and manufactures X-ray inspection systems for homeland security, force protection, public safety and other critical defense applications.   We provide maintenance, warranty, engineering, and training related to these products.

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

During the three months ended June 30, 2015, we announced a corporate realignment which included a workforce reduction and other cost saving initiatives.  Net costs incurred in the quarter related to the workforce reduction totaled $1.7 million.

Net sales and contract revenues for the first quarter of fiscal year ending March 31, 2016, or fiscal 2016, decreased to $31,444,000 compared to revenues of $35,537,000 for the first quarter of fiscal 2015. We reported an operating loss of $733,000 for the first quarter of fiscal 2016 compared to operating income of $2,272,000 for the first quarter of fiscal 2015.  Net loss for the first quarter of fiscal 2016 was $515,000 ($0.07 per share, on a diluted basis) compared to net income of $1,454,000 ($0.18 per share, on a diluted basis) for the first quarter of fiscal 2015. These results represent a 12% decrease in revenues, a $3,005,000 decrease in operating income and a $0.25 decrease in earnings per share when compared to results for the first quarter of fiscal 2015.   $0.15 of this decrease in earnings per share is attributable to the charges for the workforce reduction noted above.

The following table presents net sales and contract revenues by product and service categories:

	For the quarter ended
(In thousands)	June 30, 2015	June 30, 2014
Cargo Inspection Systems	$8,909	$9,146
Mobile Cargo Inspection Systems	7,108	11,563
Parcel and Personnel Screening Inspection Systems	2,506	765
Other product sales and contract revenue	618	1,777
Total net product sales and contract revenues	19,141	23,251
Net service revenues	12,303	12,286
Total net sales and contract revenues	$31,444	$35,537

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2015 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 5, 2015.  There have been no changes to our critical accounting policies during the three month period ended June 30, 2015.

Results of Operations

Net sales and contract revenues for the first quarter of fiscal 2016 decreased by $4,093,000 to $31,444,000 compared to the net sales and contract revenues of $35,537,000 for the corresponding period in the prior fiscal year.  Product sales and contract revenues decreased by $4,110,000 from the prior year due primarily to a decrease of $4,455,000 in Mobile Cargo Inspection Systems revenues due to a lower number of units delivered as compared to the prior period offset in part by increased Parcel and Personnel Screening Inspection revenues due to the introduction of the MINI Z system in June of last year.   Net service revenues of $12,303,000 were consistent with the corresponding period of the prior year.

Total cost of sales and contract revenues for the first quarter of fiscal 2016 decreased by $2,050,000 to $17,018,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues decreased by $1,678,000 to $10,620,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 55% of revenues versus 53% of revenues for the corresponding period in the prior year.  The decline in product gross margin percentage was primarily the result of higher costs on certain Cargo Inspection System programs as compared to the prior period.  The cost of service revenues for the first quarter of fiscal 2016 decreased by $372,000 to $6,398,000 as compared to the corresponding period a year ago.  Cost of service revenues decreased to 52% of revenues from 55% of revenues in the corresponding period.  The  increase in service gross margins in the first quarter of fiscal 2016 is attributable primarily to reduced labor costs to support systems under contract as compared to the prior period.

Selling, general and administrative expenses for the first quarter of fiscal 2016 were $8,270,000 as compared to $8,191,000 in corresponding period a year ago.  Selling, general and administrative expenses represented 26% of revenues in the current period compared to 23% for the corresponding period in the prior year. This increase in cost was due primarily to increases in legal expenses of $630,000 related primarily to the investigation being conducted by the GSA and the Department of Defense and other patent and employee-related matters and increases in consulting related expenses of $324,000.   These increases were offset in part by decreases in incentive compensation expense of $719,000 and in travel related expenses of $119,000 as compared to the corresponding prior period.

Company funded research and development expenses for the first quarter of fiscal 2016 increased by $883,000 to $6,889,000 as compared to the corresponding period a year ago.  Research and development expenses represented 22% of revenues in the current quarter compared to 17% for the corresponding period in the prior year. Research and development expenses increased from the prior year primarily due to severance related costs incurred in the quarter related to the workforce reduction noted above.

Other income (expense), net, was $59,000 of expense for the first quarter of fiscal 2016 as compared to $85,000 of expense for the corresponding period a year ago.

We reported a pre-tax loss of $792,000 in the first quarter of fiscal 2016 as compared to pre-tax income of $2,187,000 in the corresponding period due to the factors described above.

Our effective tax rate was 35.0% for the first quarter of fiscal 2016 as compared to an effective tax rate of 33.5% for the first quarter of fiscal 2015.  The increase in the effective tax rate was due primarily decreases in projected manufacturing deductions for the year.

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

Summary of Cash Activities

Cash and cash equivalents decreased by $7,736,000 to $61,099,000 at June 30, 2015 compared to $68,835,000 at March 31, 2015.  Cash inflows for the period consisted primarily of:

1)             net proceeds from sales and maturities of short-term investments of $3,380,000;

2)             a decrease of $3,706,000 in inventories from year end;

3)             a decrease in restricted cash of $855,000; and

4)             a decrease of $1,101,000 in prepaid expenses and other assets due primarily to the receipt of tax refunds during the quarter.

Offsetting these inflows were cash outflows including:

1)             a net loss from operations of $515,000;

2)             an increase in accounts receivable of $3,114,000 due to the timing of shipments during the quarter;

3)             an increase in unbilled costs and fees of $2,475,000 attributable to invoicing delays due to contract modifications on one contract;

4)             the payment of $2,263,000 to repurchase 54,056 shares of our common stock during the period;

5)             the payment of $3,611,000 in common stock dividends during the period as part of our quarterly dividend program;

6)             a decrease in customer deposits of $2,474,000 due primarily to revenue recognition on one contract which was prepaid at year end; and

7)             a decrease in accounts payable of $3,141,000 from the year end; and

8)             a decrease in accrued expenses and other liabilities of $645,000.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which management believes is low.   As of June 30, 2015, we had outstanding $10,240,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 49% to 77% of the outstanding letters of credit, resulting in restricted cash balance of $5,546,000 at June 30, 2015, of which $25,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year.  For further information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the Securities and Exchange Commission on June 5, 2015.

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

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 5, 2015. There have been no material changes from the factors disclosed in our Form 10-K for the year ended March 31, 2015, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2013, the Board of Directors announced the approval of a Stock Repurchase Program which authorizes us to repurchase up to $35.0 million of shares of our common stock from time to time on the open market or in privately negotiated transactions. On December 1, 2014, the Board of Directors announced an expansion of this stock repurchase program increasing the program authorization to $50 million of shares of our common stock.

The following table provides information about our purchases during the quarter ended June 30, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Quarter Ended June 30, 2015	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1- April 30	27,056	$44.64	27,056	$12,281,000
May 1 – May 31	27,000	39.08	27,000	$11,225,000
June 1 – June 30	—	—	—	$11,225,000
Total	54,056	$41.86	54,056

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: August 6, 2015	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibits

10.1	*	Fiscal Year 2016 Short Term Incentive Plan Agreement (incorporated by reference to Exhibit 10.1 to American Science and Engineering’s Current Report on Form 8-K filed on June 25, 2015).

31.1	†	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	†	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	†

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at June 30, 2015 and March 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

*  Management contract or compensatory plan or arrangement

†   Filed herewith