Form 10-Q
period 2015-09-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2015-11-09
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of November 3, 2015 was 7,167,424.

Part I — Financial Information
Item 1 — Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets — September 30, 2015 and March 31, 2015	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)— For the three and six months ended September 30, 2015 and September 30, 2014	4
Unaudited Condensed Consolidated Statements of Cash Flows — For the six months ended September 30, 2015 and September 30, 2014	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 — Quantitative and Qualitative Disclosure About Market Risk	15
Item 4 — Controls and Procedures	15
Part II — Other Information
Item 1A — Risk Factors	16
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6 —Exhibits	16
Signatures	17

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	September 30, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$79,293	$68,835
Restricted cash	5,596	6,193
Short-term investments, at fair value	7,694	24,533
Accounts receivable, net of allowances of $250 and $333 at September 30, 2015 and March 31, 2015, respectively	20,873	22,124
Unbilled costs and fees	3,478	1,848
Inventories, net	38,329	40,983
Prepaid expenses and other current assets	8,823	10,701
Deferred income taxes	2,486	2,486
	275,700	275,700
Total current assets	166,572	177,703
Equipment and leasehold improvements, net	7,117	8,711
Restricted cash	231	208
Deferred income taxes	5,952	5,952
Other assets, net	301	534
Total assets	$180,173	$193,108

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,747	$7,200
Accrued salaries and benefits	4,549	6,769
Accrued warranty costs	200	159
Deferred revenue	8,653	7,355
Customer deposits	11,557	13,956
Other current liabilities	4,579	5,736
Total current liabilities	34,285	41,175
Deferred revenue	3,344	1,019
Other long-term liabilities	622	507
Total liabilities	38,251	42,701
Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 7,163,642 and 7,193,247 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	4,775	4,795
Capital in excess of par value	2,126	3,334
Accumulated other comprehensive loss, net	(7)	(11)
Retained earnings	135,028	142,289
Total stockholders’ equity	141,922	150,407
Total liabilities and stockholders’ equity	$180,173	$193,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales and contract revenues:
Net product sales and contract revenues	$13,425	$11,004	$32,566	$34,255
Net service revenues	11,712	12,062	24,015	24,348
Total net sales and contract revenues	25,137	23,066	56,581	58,603

Cost of sales and contracts:
Cost of product sales and contracts	7,045	6,531	17,665	18,829
Cost of service revenues	5,738	6,852	12,136	13,622
Total cost of sales and contracts	12,783	13,383	29,801	32,451
Gross profit	12,354	9,683	26,780	26,152

Expenses:
Selling, general and administrative expenses	6,772	9,118	15,042	17,309
Research and development costs	4,751	6,418	11,640	12,424
Total operating expenses	11,523	15,536	26,682	29,733
Operating income (loss)	831	(5,853)	98	(3,581)

Other income (expense):
Interest and investment income	55	87	89	165
Interest expense	—	(9)	—	(19)
Other, net	(172)	(99)	(265)	(252)
Total other expense	(117)	(21)	(176)	(106)
Income (loss) before provision for (benefit from) income taxes	714	(5,874)	(78)	(3,687)
Provision for (benefit from) income taxes	250	(1,968)	(27)	(1,235)
Net income (loss)	$464	$(3,906)	$(51)	$(2,452)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities (net of tax)	3	(15)	4	(29)
Comprehensive income (loss)	$467	$(3,921)	$(47)	$(2,481)
Income (loss) per share — Basic	$0.06	$(0.49)	$(0.01)	$(0.31)
Income (loss) per share — Diluted	$0.06	$(0.49)	$(0.01)	$(0.31)
Weighted average shares — Basic	7,151	7,917	7,156	7,904
Weighted average shares — Diluted	7,156	7,917	7,156	7,904
Dividends declared per share	$0.50	$0.50	$1.00	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
(In thousands)	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(51)	$(2,452)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	1,965	2,605
Provisions for contracts, inventory and accounts receivable reserves	(80)	(270)
Amortization of bond premium	63	540
Stock compensation expense	1,044	1,770
Other	202	—
Changes in assets and liabilities:
Accounts receivable	1,326	4,878
Unbilled costs and fees	(1,630)	(3,272)
Inventories	2,659	(11,534)
Prepaid expenses and other assets	2,111	(5,436)
Accounts payable	(2,453)	(6,762)
Accrued income taxes	—	(2,338)
Customer deposits	(2,399)	5,433
Deferred revenue	3,623	(1,847)
Accrued expenses and other liabilities	(3,221)	(7,274)
Net cash provided by (used for) operating activities	3,159	(25,959)

Cash flows from investing activities:
Purchases of short-term investments	—	(29,212)
Proceeds from sales and maturities of short-term investments	16,780	40,933
Purchases of property and equipment, net	(573)	(943)
Net cash provided by investing activities	16,207	10,778

Cash flows from financing activities:
Decrease in restricted cash	574	726
Proceeds from exercise of stock options	—	888
Repurchase of shares of common stock	(2,263)	—
Repayment of leasehold financing liability	—	(754)
Payment of common stock dividend	(7,219)	(7,993)
Net cash used for financing activities	(8,908)	(7,133)

Net increase (decrease) in cash and cash equivalents	10,458	(22,314)
Cash and cash equivalents at beginning of period	68,835	62,143
Cash and cash equivalents at end of period	$79,293	$39,829

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

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2015.  There have been no changes to the Company’s critical accounting policies during the three and six months ended September 30, 2015.

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

During the three months ended June 30, 2015, the Company repurchased 54,056 shares of its common stock at an average price of $41.86.  During the three months ended September 30, 2015, the Company did not repurchase any shares of its common stock.  As of September 30, 2015, the remaining balance available under the Stock Repurchase Program was $11,225,000.

Dividends

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Dividends declared	$0.50	$0.50	$1.00	$1.00
Dividends paid	$0.50	$0.50	$1.00	$1.00

On November 9, 2015, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on December 2, 2015 to all shareholders of record at the close of business on November 24, 2015.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

The Company recognized $710,000 and $991,000 of stock-based compensation costs for the three months ended September 30, 2015 and September 30, 2014, respectively.  The Company recognized $1,044,000 and $1,770,000 of stock-based compensation costs for the six months ended September 30, 2015 and September 30, 2014, respectively.  The income tax benefit recognized related to the compensation costs for the three months ended September 30, 2015 and September 30, 2014 was approximately $249,000 and $332,000 respectively.  The income tax benefit recognized related to the compensation costs for the six months ended September 30, 2015 and September 30, 2014 was approximately $366,000 and $593,000, respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost of sales and contracts	$148	$297	$113	$523
Selling, general and administrative	562	694	931	1,247
Total share-based compensation expense before tax	$710	$991	$1,044	$1,770

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees.  The Company had the following stock plans outstanding as of September 30, 2015: the 2003 Stock Plan for Non-Employee Directors, the 2005 Equity and Incentive Plan and the 2014 Equity and Incentive Plan. There are 367,000 shares remaining available for issuance under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options

The following tables summarize stock option activity for the six months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding at March 31, 2015	191,834	$66.03	2.88
Grants	—	—
Exercises	—	—		—
Cancellations	(4,721)	56.92
Options outstanding at September 30, 2015	187,113	$66.26	2.42
Options exercisable at September 30, 2015	187,113

Information related to the stock options outstanding as of September 30, 2015 is as follows:

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted-Average Exercise Price ($)
$ 53.55-$60.00	24,450	0.07	$53.55	24,450	$53.55
$ 60.01-$75.82	162,663	2.78	68.17	162,663	68.17
$ 53.55-$75.82	187,113	2.42	$66.26	187,113	$66.26

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

There were no options granted in the three or six month period ended September 30, 2015.

As of September 30, 2015, there was no remaining unrecognized compensation cost related to options granted.

Restricted Stock and Restricted Stock Units

The Company has instituted long-term incentive plans for certain key employees. These plans call for the issuance of restricted stock, restricted stock units, restricted stock options, and/or cash incentives which vest or are paid upon the achievement of certain performance-based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually the non-employee directors are granted restricted stock. Restricted stock shares granted to our non-employee directors vest on a pro-rata basis, based on service performed over a one-year period. Certain of the stock and stock unit awards contain rights to receive non-forfeitable dividends. The fair values of the restricted stock and restricted stock unit awards are equal to the fair value of the Company’s common stock on the date of grant.

Non-vested restricted stock and restricted stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of September 30, 2015, there was $6,578,000 of total unrecognized compensation costs related to non-vested restricted stock and restricted stock unit awards granted under the Company’s stock plans. These costs are expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes the status of the Company’s non-vested restricted stock and restricted stock unit awards for the six months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2015	91,837	$62.99
Granted	119,439	43.78
Vested	(15,332)	58.95
Forfeited	(7,838)	63.65
Outstanding at September 30, 2015	188,106	$51.09

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

The components of inventories at September 30, 2015 and March 31, 2015 were as follows:

(In thousands)	September 30, 2015	March 31, 2015
Raw materials, completed sub-assemblies, and spare parts	$20,451	$20,334
Work-in-process	13,092	17,853
Finished goods	4,786	2,796
Total	$38,329	$40,983

4.              INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing distributed and undistributed earnings to common stockholders by the weighted average number of shares of common stock outstanding during the period.   Share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share under the two-class method.  Diluted earnings per share include the dilutive impact of options, and restricted stock units using the average share price of the Company’s common stock for the period.  For the three months ended September 30, 2015 and September 30, 2014, common stock equivalents of 291,000 and 298,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the six months ended September 30, 2015 and September 30, 2014, common stock equivalents of 291,000 and 294,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income (Loss) Per Share — Basic:
Net income (loss)	$464	$(3,906)	$(51)	$(2,452)
Less: Distributed and undistributed earnings (loss) to unvested restricted stock units	7	—	(6)	—
Distributed and undistributed earnings (loss) to common shareholders — Basic	457	(3,906)	(45)	(2,452)
Weighted average number of common shares outstanding — basic	7,151	7,917	7,156	7,904
Net income (loss) per share — basic	$0.06	$(0.49)	$(0.01)	$(0.31)
Diluted:
Weighted average number of common shares outstanding	7,151	7,917	7,156	7,904
Add dilutive effect of potential common shares	5	—	—	—
Weighted average number of common and potential common shares outstanding — diluted	7,156	7,917	7,156	7,904
Net income (loss) per share — diluted	$0.06	$(0.49)	$(0.01)	$(0.31)

5.   LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which management believes is low.   As of September 30, 2015, the Company had outstanding $10,817,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 63% of the outstanding letters of credit, resulting in restricted cash balance of $5,827,000 at September 30, 2015, of which $231,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

The following table presents the financial assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2015 and March 31, 2015:

(In thousands)	September 30, 2015	March 31, 2015
Level 1 — Financial Assets
Money market funds	$58,755	$51,784
Treasury bills	—	5,403
Total Level 1 Financial Assets	58,755	57,187
Level 2 — Financial Assets
Corporate debentures/bonds	5,890	13,813
Government agency bonds	1,804	5,317
Total Level 2 Financial Assets	7,694	19,130
Total cash equivalents and short-term investments	$66,449	$76,317

Short-term investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of September 30, 2015, all of the Company’s available-for-sale securities had contractual maturities of seven months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three and six months ended September 30, 2015 and September 30, 2014. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income (loss), as disclosed in the condensed consolidated statements of operations and comprehensive income (loss).

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015:
Short-term investments:
Corporate debentures/bonds	$5,890	$—	$—	$5,890
Government agency bonds	1,804	—	—	1,804
Total short-term investments	$7,694	$—	$—	$7,694
Cash equivalents:
Money market funds	$58,755	—	—	$58,755
Total cash equivalents	$58,755	$—	$—	$58,755

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015:
Short-term investments:
Corporate debentures/bonds	$13,823	$—	$(10)	$13,813
Government agency bonds	5,315	2	—	5,317
Treasury bills	5,400	3	—	5,403
Total short-term investments	$24,538	$5	$(10)	$24,533
Cash equivalents:
Money market funds	$51,784	$—	$—	$51,784
Total cash equivalents	$51,784	$—	$—	$51,784

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

8.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three and six months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Warranty accrual - beginning of period	$188	$246	$159	$404
Accruals for warranties issued during the period	83	43	174	85
Adjustment of preexisting accrual estimates	1	(16)	36	(160)
Warranty costs incurred during the period	(72)	(87)	(169)	(143)
Warranty accrual — end of period	$200	$186	$200	$186

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

In October 2014, the Company entered into an amendment of its lease agreement for the Billerica facilities extending the term of the lease through February 28, 2023 with an adjusted rent schedule commencing October 1, 2014. Due to certain provisions of the amended lease agreements which removed certain continuing financing obligations related to the building, it was determined that the lease no longer qualified as a capital lease and as such, the Company removed the capitalized building, associated accumulated depreciation and lease financing liability from its books.  The associated gain of $381,000 resulting from the removal of the building from our books was deferred and is being amortized over the modified lease term of the property.

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

Net sales and contract revenues for the second quarter of fiscal year ending March 31, 2016, or fiscal 2016, increased to $25,137,000 compared to revenues of $23,066,000 for the second quarter of fiscal 2015. We reported operating income of $831,000 for the second quarter of fiscal 2016 compared to an operating loss of $5,853,000 for the second quarter of fiscal 2015.  Net income for the second quarter of fiscal 2016 was $464,000 ($0.06 per share, on a diluted basis) compared to net loss of $3,906,000 ($0.49 per share, on a diluted basis) for the second quarter of fiscal 2015. These results represent a 9% increase in revenues, a $6,684,000 increase in operating income and a $0.55 increase in earnings per share when compared to results for the second quarter of fiscal 2015.

Net sales and contract revenues for the first six months of fiscal year ending March 31, 2016, or fiscal 2016, decreased to $56,581,000 compared to revenues of $58,603,000 for the first six months of fiscal 2015. We reported operating income of

$98,000 for the first six months of fiscal 2016 compared to an operating loss of $3,581,000 for the first six months of fiscal 2015.  Net loss for the first six months of fiscal 2016 was $51,000 ($0.01 loss per share, on a diluted basis) compared to net loss of $2,452,000 ($0.31 loss per share, on a diluted basis) for the first six months of fiscal 2015. These results represent a 3% decrease in revenues, a $3,679,000 increase in operating income and a $0.30 increase in earnings per share when compared to results for the second quarter of fiscal 2015.

The following table presents net sales and contract revenues by product and service categories:

	Three Months Ended		Six Months Ended
(In thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cargo Inspection Systems	$681	$4,035	$9,590	$13,181
Mobile Cargo Inspection Systems	9,210	2,772	16,318	14,335
Parcel and Personnel Screening Inspection Systems	2,317	1,534	4,823	2,299
Other product sales and contract revenue	1,217	2,663	1,835	4,440
Total net product sales and contract revenues	13,425	11,004	32,566	34,255
Net service revenues	11,712	12,062	24,015	24,348
Total net sales and contract revenues	$25,137	$23,066	$56,581	$58,603

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2015 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 5, 2015.  There have been no changes to our critical accounting policies during the three month period ended September 30, 2015.

Results of Operations

Net sales and contract revenues for the second quarter of fiscal 2016 increased by $2,071,000 to $25,137,000 compared to the net sales and contract revenues of $23,066,000 for the corresponding period in the prior fiscal year.  Product sales and contract revenues increased by $2,421,000 from the prior year due primarily to an increase of $6,438,000 in Mobile Cargo Inspection Systems revenues due to a higher number of units delivered as compared to the prior period and an increase in Parcel and Personnel Screening Inspection revenues of $783,000 due to our introduction of the MINI Z system in June of 2014.  These increases were offset in part by a decrease of $3,354,000 in Cargo Inspection System revenues due to delays in the fulfillment of orders in backlog due to customer site delays.   Net service revenues of $11,712,000 were down slightly from the corresponding period of the prior year due to delays in the renewal of certain service contracts.

Net sales and contract revenues for the six months of fiscal 2016 decreased by $2,022,000 to $56,581,000 compared to the net sales and contract revenues of $58,603,000 for the corresponding period in the prior fiscal year.  Product sales and contract revenues decreased by $1,689,000 from the prior year due to a decrease in Cargo Inspection Systems revenues of $3,591,000, and a decrease in aftermarket parts revenue of $2,349,000.  This decrease was offset in part by an increase of $2,524,000 in Parcel and Personnel Inspection Systems attributable to our introduction of the MINI Z system in June of 2014, and an increase of $1,983,000 in Mobile Cargo Inspection Systems revenues.  Net service revenues decreased by $333,000 to $24,015,000 as compared to the first six months of fiscal 2015 due primarily to delays in renewals of certain service contracts scheduled for renewal in the period.

Total cost of sales and contract revenues for the second quarter of fiscal 2016 decreased by $600,000 to $12,783,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues increased by $514,000 to $7,045,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 53% of revenues versus 59% of revenues for the corresponding period in the prior year.  The increase in product gross margin percentage was primarily attributable to the shift in product mix in the quarter to the higher margin Mobile Cargo Inspection Systems.  The cost of service revenues for the second quarter of fiscal 2016 decreased by $1,114,000 to $5,738,000 as compared to the corresponding period a year ago.  Cost of service revenues decreased to 49% of revenues from 57% of revenues in the corresponding period.  The increase in service gross margins in the second quarter of fiscal 2016 is attributable primarily to reduced third party subcontractor costs to support systems under fixed price contracts as compared to the prior year and the refund of $594,000 in employment related taxes associated with international service engineers during the period.

Total cost of sales and contract revenues for the first six months of fiscal 2016 decreased by $2,650,000 to $29,801,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues decreased by $1,164,000 to $17,665,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 54% of revenues versus 55% of revenues for the corresponding period in the prior year. This margin improvement is attributable to the shift in the product mix from the corresponding period with a greater percentage of revenues derived from our Mobile Cargo products which historically earn higher margins than our other product groups. The cost of service revenues for the first six months of fiscal 2016 decreased by $1,486,000 to $12,136,000 as compared to the corresponding period a year ago.  Cost of service revenues decreased to 51% of revenues from 56% of revenues in the corresponding period.  The increase in gross margin percentage in the first six months of fiscal 2016 as compared to the corresponding prior period is due to reduced costs to support systems under fixed price contracts and the refund of $594,000 in certain employment related taxes associated with international service engineers during the period.

Selling, general and administrative expenses for the second quarter of fiscal 2016 decreased by $2,346,000 to $6,772,000 as compared to $9,118,000 in corresponding period a year ago.  Selling, general and administrative expenses represented 27% of revenues in the current period compared to 40% for the corresponding period in the prior year. This decrease in cost was due primarily to decreases in payroll and payroll related costs of $1,160,000 resulting from headcount reductions effected over the last five quarters, a decrease in incentive compensation expense of $606,000, a decrease in consulting expenses of $121,000 and decreases in bid and proposal related costs of $234,000.

Selling, general and administrative expenses for the first six months of fiscal 2016 decreased by $2,267,000 to $15,042,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 27% of revenues in the current period compared to 30% for the corresponding period in the prior year.  The decrease in selling, general and administrative expenses from the prior year period was primarily the result of a decrease in payroll and payroll related costs of $1,105,000 due to headcount reductions effected over the prior five quarters, a decrease in incentive compensation expense of $1,326,000, and a decrease in travel related expenses of $167,000 as compared to the prior period,   These decreases were offset in part by an increase in legal costs of $609,000 related to the GSA investigation,  intellectual property and other contract related matters, and an increase in consulting expenses of $203,000 as compared to the prior year.

Company funded research and development expenses for the second quarter of fiscal 2016 decreased by $1,667,000 to $4,751,000 as compared to the corresponding period a year ago.  Research and development expenses represented 19% of revenues in the current quarter compared to 28% for the corresponding period in the prior year. Research and development expenses decreased from the prior year primarily due to cost-cutting measures and headcount reductions effected during the past five quarters.  In addition, our fiscal quarter ended September 30, 2014 included research and development expenses of $350,000 in severance costs which did not recur in our fiscal quarter ended September 30, 2015.

Company funded research and development expenses for the first six months of fiscal 2016 decreased by $784,000 to $11,640,000 as compared to the corresponding period a year ago.  Research and development expenses remained consistent at 21% of revenues for both years presented. Research and development expenses decreased from the prior year primarily due to cost-cutting measures and headcount reductions effected during the past five quarters.

Other income (expense), net, was $117,000 of expense for the second quarter of fiscal 2016 as compared to $21,000 of expense for the corresponding period a year ago.  Other income (expense), net was $176,000 of expense for the first six months of fiscal 2016 as compared to $106,000 of expense for the corresponding period a year ago.   The increase in other expense was the result of reduced investment income as well as an increase in foreign currency transaction losses as compared to the prior year.

We reported pre-tax income of $714,000 in the second quarter of fiscal 2015 as compared to a pre-tax loss of $5,874,000 in the corresponding period due to the factors described above.  We reported a pre-tax loss of $78,000 in the first six months of fiscal 2016 as compared to a pre-tax loss of $3,687,000 in the corresponding period due to the factors described above.

Our effective tax rate was 35.0% for the second quarter and first six months of fiscal 2016 as compared to an effective tax rate of 33.5% for the second quarter and first six months of fiscal 2015.  The increase in the effective tax rate was due primarily decreases in projected manufacturing deductions for the year.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flows from operations.  We believe that our operating cash flows and cash and investments on hand are sufficient for the foreseeable future to fund our working capital requirements, capital expenditures, income tax obligations, dividends payable to our shareholders and performance guarantee collateralizations and also to fund stock repurchases as desired.

Summary of Cash Activities

Cash and cash equivalents increased by $10,458,000 to $79,293,000 at September 30, 2015 compared to $68,835,000 at March 31, 2015.  Cash inflows for the period consisted primarily of:

1)             net proceeds from sales and maturities of short-term investments of $16,780,000;

2)             a decrease of $2,659,000 in inventories from year end due to shipments made during the period;

3)             a decrease of $1,326,000 in accounts receivable due to the collection of year-end receivables;

4)             an increase in deferred revenue of $3,623,000 due to advance billings effected on certain contracts during the period;

5)             a decrease in restricted cash of $574,000 due to a reduction in the amount of standby letters of credit from year end; and

6)             a decrease of $2,111,000 in prepaid expenses and other assets due primarily to the receipt of tax refunds during the period.

Offsetting these inflows were cash outflows including:

1)             the payment of $7,219,000 in common stock dividends during the period as part of our quarterly dividend program;

2)             an increase in unbilled costs and fees of $1,630,000 attributable to invoicing delays due to contract modifications on one contract;

3)             the payment of $2,263,000 to repurchase 54,056 shares of our common stock during the period;

4)             a decrease of $2,399,000 in customer deposits due to revenues earned during the period;

5)             a decrease in accounts payable of $2,453,000 from the year end; and

6)             a decrease in accrued expenses and other liabilities of $3,221,000 due to reductions in payroll and incentive compensation related accruals as compared to year end.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which our management believes is low.   As of September 30, 2015, we had outstanding $10,817,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 63% of the outstanding letters of credit, resulting in restricted cash balance of $5,827,000 at September 30, 2015, of which $231,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

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

During the three months ended September 30, 2015, the Company did not repurchase any shares of its common stock.  As of September 30, 2015, the remaining balance available under the Stock Repurchase Program was $11,225,000.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: November 9, 2015	/s/ Kenneth J. Galaznik
Kenneth J. Galaznik
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibits

3.1

Restated Articles of Organization of the Company, as amended, including Certificate of Designation, Preferences, and Rights of Preferred Stock of the Company, dated April 16, 2008 (filed as Exhibit 3.1 to the Company’s filing on Form 10-K dated June 9, 2010 and incorporated herein by reference)

3.2		Amended and Restated By-laws of the Company (filed as exhibit 3.2 to the Company’s Current Report on Form 8-K filed on September 6, 2013 and incorporated herein by reference)

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

10.1	*

Form of American Science and Engineering, Inc. Time-Based Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 4, 2015 and incorporated herein by reference)

10.2	*

Form of American Science and Engineering, Inc. Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated August 4, 2015 and incorporated herein by reference)

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

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at September 30, 2015 and March 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

*  Management contract or compensatory plan or arrangement

†   Filed herewith