Form 10-Q
period 2015-12-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2016-02-09
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer ☐		Accelerated filer	☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☒

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of February 4, 2016 was 7,170,314.

Part I — Financial Information
Item 1 — Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets — December 31, 2015 and March 31, 2015	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)— For the three and nine months ended December 31, 2015 and December 31, 2014	4
Unaudited Condensed Consolidated Statements of Cash Flows — For the nine months ended December 31, 2015 and December 31, 2014	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 — Quantitative and Qualitative Disclosure About Market Risk	15
Item 4 — Controls and Procedures	16
Part II — Other Information
Item 1A — Risk Factors	16
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6 —Exhibits	16
Signatures	17

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	December 31, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$87,151	$68,835
Restricted cash	5,602	6,193
Short-term investments, at fair value	3,000	24,533
Accounts receivable, net of allowances of $283 and $333 at December 31, 2015 and March 31, 2015, respectively	13,723	22,124
Unbilled costs and fees	2,697	1,848
Inventories, net	39,561	40,983
Prepaid expenses and other current assets	9,580	10,701
Deferred income taxes	2,486	2,486
Total current assets	163,800	177,703
Equipment and leasehold improvements, net	6,425	8,711
Restricted cash	1,587	208
Deferred income taxes	5,952	5,952
Other assets	293	534
Total assets	$178,057	$193,108

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,231	$7,200
Accrued salaries and benefits	5,203	6,769
Accrued warranty costs	221	159
Deferred revenue	11,158	7,355
Customer deposits	12,076	13,956
Other current liabilities	2,985	5,736
Total current liabilities	36,874	41,175
Deferred revenue	1,861	1,019
Other long-term liabilities	676	507
Total liabilities	39,411	42,701
Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 7,167,424 and 7,193,247 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	4,778	4,795
Capital in excess of par value	2,930	3,334
Accumulated other comprehensive loss, net	(7)	(11)
Retained earnings	130,945	142,289
Total stockholders’ equity	138,646	150,407
Total liabilities and stockholders’ equity	$178,057	$193,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net sales and contract revenues:
Net product sales and contract revenues	$9,730	$24,822	$42,296	$59,077
Net service revenues	12,443	12,158	36,458	36,506
Total net sales and contract revenues	22,173	36,980	78,754	95,583

Cost of sales and contracts:
Cost of product sales and contracts	5,104	14,040	22,769	32,869
Cost of service revenues	6,173	5,833	18,309	19,455
Total cost of sales and contracts	11,277	19,873	41,078	52,324
Gross profit	10,896	17,107	37,676	43,259

Expenses:
Selling, general and administrative expenses	7,693	7,627	22,735	24,936
Research and development costs	4,576	5,668	16,216	18,092
Total operating expenses	12,269	13,295	38,951	43,028
Operating income (loss)	(1,373)	3,812	(1,275)	231

Other income (expense):
Interest and investment income	30	54	119	219
Interest expense	—	(4)	—	(23)
Other expense, net	(52)	(32)	(317)	(284)
Total other expense	(22)	18	(198)	(88)
Income (loss) before provision for (benefit from) income taxes	(1,395)	3,830	(1,473)	143
Provision for (benefit from) income taxes	(931)	1,276	(958)	41
Net income (loss)	$(464)	$2,554	$(515)	$102
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities (net of tax)	—	(16)	4	(45)
Comprehensive income (loss)	$(464)	$2,538	$(511)	$57
Income (loss) per share - Basic	$(0.06)	$0.32	$(0.07)	$0.01
Income (loss) per share - Diluted	$(0.06)	$0.32	$(0.07)	$0.01
Weighted average shares — Basic	7,164	7,789	7,158	7,866
Weighted average shares — Diluted	7,164	7,796	7,158	7,877
Dividends declared per share	$0.50	$0.50	$1.50	$1.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
(In thousands)	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net income (loss)	$(515)	$102
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,882	3,624
Provisions for contracts, inventory and accounts receivable reserves	(5)	(237)
Amortization of bond premium	72	713
Deferred income taxes	—	1,993
Stock compensation expense	1,849	2,266
Other	202	—
Changes in assets and liabilities:
Accounts receivable	8,443	7,500
Unbilled costs and fees	(849)	(874)
Inventories	1,385	(9,138)
Prepaid expenses and other assets	1,362	(6,324)
Accounts payable	(1,969)	(3,868)
Accrued income taxes	—	(2,338)
Customer deposits	(1,880)	2,312
Deferred revenue	4,645	(1,781)
Accrued expenses and other liabilities	(4,086)	(7,917)
Net cash provided by (used for) operating activities	11,536	(13,967)

Cash flows from investing activities:
Purchases of short-term investments	—	(29,211)
Proceeds from sales and maturities of short-term investments	21,465	56,433
Purchases of property and equipment, net	(798)	(1,668)
Net cash provided by investing activities	20,667	25,554

Cash flows from financing activities:
(Increase) decrease in restricted cash	(788)	2,482
Proceeds from exercise of stock options	—	888
Repurchase of shares of common stock	(2,263)	(18,799)
Repayment of leasehold financing liability	—	(928)
Payment of common stock dividend	(10,836)	(11,948)
Increase in income taxes due to the tax impact of employee stock options	—	306
Net cash used for financing activities	(13,887)	(27,999)

Net increase (decrease) in cash and cash equivalents	18,316	(16,412)
Cash and cash equivalents at beginning of period	68,835	62,143
Cash and cash equivalents at end of period	$87,151	$45,731

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

Nature of Operations

The Company develops, manufactures, markets, and sells X-ray inspection and other detection products for homeland security, force protection, public safety and other critical defense and security applications.  The Company provides maintenance, warranty, engineering, and training and operator services related to these products.  The Company has one reporting segment, X-ray detection solutions.

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

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2015.  There have been no changes to the Company’s critical accounting policies during the three and nine months December 31, 2015.

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

During the nine months ended December 31, 2015, the Company repurchased 54,056 shares of its common stock at an average price of $41.86.  The Company did not repurchase any shares of stock in the three months ended December 31, 2015.  As of December 31, 2015, the remaining balance available under the Stock Repurchase Program was $11,225,000.

Dividends

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Dividends declared	$0.50	$0.50	$1.50	$1.50
Dividends paid	$0.50	$0.50	$1.50	$1.50

On February 8, 2016, the Company declared a cash dividend of $0.50 per share. The dividend will be paid on March 2, 2016 to all shareholders of record at the close of business on February 18, 2016.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon such factors as the Board of Directors deems relevant.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts and unbilled receivables.  At times, the Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The Company’s credit risk is managed by investing its cash in money market funds, investment grade corporate debentures/bonds, U.S. government agency bonds, commercial paper, U.S. treasury bills and certificates of deposit.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740, which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period.  Early adoption is permitted as of the beginning of an interim or annual period. We are currently in the process of evaluating the impact of ASU 2015-17 on our financial position and results of operations.

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

The Company recognized $805,000 and $496,000 of stock-based compensation costs for the three months ended December 31, 2015 and December 31, 2014, respectively.  The Company recognized $1,849,000 and $2,266,000 of stock-based compensation costs for the nine months ended December 31, 2015 and December 31, 2014, respectively.  The income tax benefit recognized related to the compensation costs for the three months ended December 31, 2015 and December 31, 2014 was approximately $282,000 and $223,000 respectively.  The income tax benefit recognized related to the compensation costs for the nine months ended December 31, 2015 and December 31, 2014 was approximately $648,000 and $816,000, respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Cost of sales and contracts	$176	$124	$289	$647
Selling, general and administrative	629	372	1,560	1,619
Total share-based compensation expense before tax	$805	$496	$1,849	$2,266

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees.  The Company had the following stock plans outstanding as of December 31, 2015: the 2005 Equity and Incentive Plan and the 2014 Equity and Incentive Plan. There are 366,000 shares remaining available for issuance under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

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

Stock Options

The following tables summarize stock option activity for the nine months ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value

Options outstanding at March 31, 2015	191,834	$66.03	2.88
Grants	—	—
Exercises	—	—		—
Cancellations	(51,901)	$59.34
Options outstanding at December 31, 2015	139,933	$68.51	2.83
Options exercisable at December 31, 2015	139,933

Information related to the stock options outstanding as of December 31, 2015 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$ 60.66-$69.99	83,752	2.20	$64.24	83,752	$64.24
$ 70.00-$75.82	56,181	3.77	74.87	56,181	74.87
$ 60.66-$75.82	139,933	2.83	$68.51	139,933	$68.51

There were no options granted in the three or nine months ended December 31, 2015.

As of December 31, 2015, there was no remaining unrecognized compensation cost related to options granted.

Restricted Stock and Restricted Stock Units

The Company has instituted long-term incentive plans for certain key employees. These plans call for the issuance of restricted stock, restricted stock units, restricted stock options, and/or cash incentives which vest or are paid upon the achievement of certain performance-based goals as well as service time incurred.  Restricted stock and restricted stock units may also be granted to other employees with vesting periods that range from one to three years.  In addition, annually the non-employee directors are granted restricted stock. Restricted stock shares granted to our non-employee directors vest on a pro-rata basis, based on service performed over the non-employee director’s one-year term of service. Certain of the stock and stock unit awards contain rights to receive non-forfeitable dividends. The fair values of the restricted stock and restricted stock unit awards are equal to the fair value of the Company’s common stock on the date of grant.

Non-vested restricted stock and restricted stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of December 31, 2015, there was $5,546,000 of total unrecognized compensation costs related to non-vested restricted stock and restricted stock unit awards granted under the Company’s stock plans. These costs are expected to be recognized over a weighted average period of 1.55 years.

The following table summarizes the status of the Company’s non-vested restricted stock and restricted stock unit awards for the nine months ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2015	91,837	$62.99
Granted	120,439	43.74
Vested	(23,347)	55.65
Forfeited	(7,838)	63.65
Outstanding at December 31, 2015	181,091	$51.11

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

The components of inventories at December 31, 2015 and March 31, 2015 were as follows:

(In thousands)	December 31, 2015	March 31, 2015
Raw materials, completed sub-assemblies, and spare parts	$21,372	$20,334
Work-in-process	14,788	17,853
Finished goods	3,401	2,796
Total	$39,561	$40,983

4.         INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing distributed and undistributed earnings to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share under the two-class method.  Diluted earnings per share include the dilutive impact of options, and restricted stock units using the average share price of the Company’s common stock for the period.  For the three months ended December 31, 2015 and December 31, 2014, common stock equivalents of 331,000 and 244,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive. For the nine months ended December 31, 2015 and December 31, 2014, common stock equivalents of 358,000 and 209,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended		Nine Months Ended
(In thousands except per share amounts)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Income (Loss) Per Share — Basic:

Net income (loss)	$(464)	$2,554	$(515)	$102
Less: Distributed and undistributed earnings (loss) to unvested restricted stock units	(1)	(27)	(11)	(4)
Distributed and undistributed earnings (loss) to common shareholders — basic	(465)	2,527	(526)	98
Weighted average number of common shares outstanding — basic	7,164	7,789	7,158	7,866
Net income (loss) per share — basic	$(0.06)	$0.32	$(0.07)	$0.01

Diluted:
Weighted average number of common shares outstanding	7,164	7,789	7,158	7,866
Add dilutive effect of potential common shares	—	7	—	11
Weighted average number of common and potential common shares outstanding — diluted	7,164	7,796	7,158	7,877
Net income (loss) per share — diluted	$(0.06)	$0. 32	$(0.07)	$0.01

5.  LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which management believes is low.  As of December 31, 2015, the Company had outstanding $13,409,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 63% of the outstanding letters of credit, resulting in restricted cash balance of $7,189,000 at December 31, 2015, of which $1,587,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

The following table presents the financial assets that the Company measures at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2015 and March 31, 2015:

(In thousands)	December 31, 2015	March 31, 2015
Level 1 — Financial Assets
Money market funds	$63,485	$51,784
Treasury bills	—	5,403
Total Level 1 Financial Assets	63,485	57,187
Level 2 — Financial Assets
Corporate debentures/bonds	3,000	13,813
Government agency bonds	—	5,317
Total Level 2 Financial Assets	3,000	19,130
Total cash equivalents and short-term investments	$66,485	$76,317

Short-term investments are classified as available-for-sale and are recorded at their fair market values using the specific identification method. As of December 31, 2015, all of the Company’s available-for-sale securities had contractual maturities of seven months or less. The Company had no material realized gains or losses on its available-for-sale securities for the three and nine months ended December 31, 2015 and December 31, 2014. The unrealized holding gains or losses on these securities are included as a component of other comprehensive income (loss), as disclosed in the condensed consolidated statements of operations and comprehensive income (loss).

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015:
Short-term investments:
Corporate debentures/bonds	$3,000	$—	$—	$3,000
Total short-term investments	$3,000	$—	$—	$3,000
Cash equivalents:
Money market funds	$63,485	$—	$—	$63,485
Total cash equivalents	$63,485	$—	$—	$63,485

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015:
Short-term investments:
Corporate debentures/bonds	$13,823	$—	$(10)	$13,813
Government agency bonds	5,315	2	—	5,317
Treasury bills	5,400	3	—	5,403
Total short-term investments	$24,538	$5	$(10)	$24,533
Cash equivalents:
Money market funds	$51,784	$—	$—	$51,784
Total cash equivalents	$51,784	$—	$—	$51,784

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

In December 2015, the Research and Experimentation Credit, as defined by Internal Revenue Code Section 41(the “R&D Tax Credit”), was reinstated retroactively to January 1, 2015.  Due to this retroactive reinstatement, there was a significant impact on the rate, for both the quarter and year to date.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2013 through 2015 and by various state taxing authorities for the years ending March 31, 2012 through 2015.

8.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three and nine months December 31, 2015 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Warranty accrual - beginning of period	$200	$186	$159	$404
Accruals for warranties issued during the period	107	99	281	184
Adjustment of preexisting accrual estimates	(62)	(42)	(26)	(202)
Warranty costs incurred during the period	(24)	(61)	(193)	(204)
Warranty accrual — end of period	$221	$182	$221	$182

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

Legal Matters

The Company continues to cooperate with the Office of the Inspector General (“OIG”) of the U.S. General Services Administration (“GSA”) with respect to a subpoena issued on April 17, 2015 and a related investigation being conducted in conjunction with the Department of Defense.  The investigation relates to the Company’s discount practices and compliance with the pricing provisions of the Company’s GSA Schedule contract.  AS&E produced responsive materials to the GSA OIG from May 2015 through November 2015.  The Company continues to cooperate fully with the investigation and at this time management is unable to predict the outcome of the investigation or estimate the amount of possible loss or range of loss with any certainty.  It is possible that the investigation could lead to claims or findings of violations of the False Claims Act in connection with the Company’s GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages, including up to treble damages, plus civil penalties in some cases. The Company has incurred, and will continue to incur, legal costs in connection with the investigation, and could incur other costs, damages or penalties, depending on its outcome, which could be material.

11.       SUBSEQUENT EVENT

On February 8, 2016, the Company commenced a cost reduction plan to reduce operating expenses.  In connection with this plan, the Company initiated a workforce reduction. The reduction in workforce affected workers across all business areas of the business.  Affected employees are entitled to receive certain severance and other benefits consistent with their position and tenure with the Company.  The majority of the workforce reduction is expected to be completed by March 31, 2016.  In connection with the reduction, the Company expect to record a charge of approximately $1.6 million to $1.8 million in the fourth quarter fiscal 2016.

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

Net sales and contract revenues for the third quarter of fiscal year ending March 31, 2016, or fiscal 2016, decreased to $22,173,000 compared to revenues of $36,980,000 for the third quarter of fiscal 2015. We reported an operating loss of $1,373,000 for the third quarter of fiscal 2016 compared to operating income of $3,812,000 for the third quarter of fiscal 2015.  Net loss for the third quarter of fiscal 2016 was $464,000 ($0.06 loss per share, on a diluted basis) compared to net income of $2,554,000 ($0.32 income per share, on a diluted basis) for the third quarter of fiscal 2015. These results represent a 40% decrease in revenues, a $5,185,000 decrease in operating income and a $0.38 negative change in earnings (loss) per share when compared to results for the third quarter of fiscal 2015.

Net sales and contract revenues for the first nine months of fiscal year ending March 31, 2016, or fiscal 2016, decreased to $78,754,000 compared to revenues of $95,583,000 for the first nine months of fiscal 2015. We reported an operating loss of $1,275,000 for the first nine months of fiscal 2016 compared to operating income of $231,000 for the first nine months of fiscal 2015.  Net loss for the first nine months of fiscal 2016 was $515,000 ($0.07 loss per share, on a diluted basis) compared to net income of $102,000 ($0.01 income per share, on a diluted basis) for the first nine months of fiscal 2015. These results represent an 18% decrease in revenues, a $1,506,000 decrease in operating income and a $0.08 negative change in earnings (loss) per share when compared to results for the first nine months of fiscal 2015.

The following table presents net sales and contract revenues by product and service categories:

	Three Months Ended		Nine Months Ended
(In thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Cargo Inspection Systems	$2,638	$8,577	$12,228	$21,758
Mobile Cargo Inspection Systems	2,671	10,792	18,989	25,127
Parcel and Personnel Screening Inspection Systems	3,757	3,016	8,580	5,315
Other product sales and contract revenue	664	2,437	2,499	6,877
Total net product sales and contract revenues	9,730	24,822	42,296	59,077
Net service revenues	12,443	12,158	36,458	36,506
Total net sales and contract revenues	$22,173	$36,980	$78,754	$95,583

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2015 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 5, 2015.  There have been no changes to our critical accounting policies during the three and nine month periods ended December 31, 2015.

Results of Operations

Net sales and contract revenues for the third quarter of fiscal 2016 decreased by $14,807,000 to $22,173,000 compared to the net sales and contract revenues of $36,980,000 for the corresponding period in the prior fiscal year.  Product sales and contract revenues decreased by $15,092,000 from the prior year due primarily to a decrease of $8,121,000 in Mobile Cargo Inspection Systems revenues due to a lower number of units delivered as compared to the prior period, a decrease in Cargo Inspection System revenues of $5,939,000 due to continued delays in the fulfillment of orders in backlog due to customer site delays, and a decrease in other product revenues of $1,773,000 due to a decrease in replacement part orders.  These decreases were offset in part by an increase of $741,000 in Parcel and Personnel Inspection Systems revenues due primarily to the fulfillment of two multiunit orders of the MINI Z system which was introduced in June of 2014.  Net service revenues of $12,443,000 increased by

$285,000 from the corresponding period of the prior year due primarily to revenue on fixed price service contracts.

Net sales and contract revenues for the nine months of fiscal 2016 decreased by $16,829,000 to $78,754,000 compared to the net sales and contract revenues of $95,583,000 for the corresponding period in the prior fiscal year.  Product sales and contract revenues decreased by $16,781,000 from the prior year due to a decrease in Cargo Inspection Systems revenues of $9,530,000  due to a decrease in the number of systems delivered as compared to the prior year, a decrease in Mobile Cargo Inspection System revenues of $6,138,000 due to a decrease in the volume of shipments of systems offset in part by an increase in the average price per system and a decrease in other product revenues of $4,378,000 as spares orders for equipment in the war zone decreased with the reduction in force as compared to the prior year.  These decreases were offset in part by an increase of $3,265,000 in Parcel and Personnel Inspection Systems attributable to our introduction of the MINI Z system in June of 2014.  Net service revenues for the first nine months of fiscal 2016 were $36,458,000 and were consistent with the same period in the prior year.

Total cost of sales and contract revenues for the third quarter of fiscal 2016 decreased by $8,596,000 to $11,277,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues decreased by $8,936,000 to $5,104,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 53% of revenues versus 57% of revenues for the corresponding period in the prior year.  The increase in product gross margin percentage was due primarily to improved margin on Parcel and Personnel Inspection Systems due to increased volume and improved margin on Cargo Inspection systems as compared to the prior year.  The cost of service revenues for the third quarter of fiscal 2016 increased by $340,000 to $6,173,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 50% of revenues from 48% of revenues in the corresponding period.  The resultant decrease in service gross margins in the third quarter of fiscal 2016 is attributable primarily to increase in material costs needed for systems under fixed price contracts as compared to the prior year.

Total cost of sales and contract revenues for the first nine months of fiscal 2016 decreased by $11,246,000 to $41,078,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues decreased by $10,100,000 to $22,769,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 54% of revenues versus 56% of revenues for the corresponding period in the prior year. This margin improvement is attributable to the shift in the product mix from the corresponding period with a greater percentage of revenues derived from our Mobile Cargo products which historically earn higher margins than our other product groups and improved margins on Parcel and Personnel Inspection Systems due to increased volume. The cost of service revenues for the first nine months of fiscal 2016 decreased by $1,146,000 to $18,309,000 as compared to the corresponding period a year ago.  Cost of service revenues decreased to 50% of revenues from 53% of revenues in the corresponding period.  The increase in gross margin percentage in the first nine months of fiscal 2016 as compared to the corresponding prior period is due to reduced costs to support systems under fixed price contracts and the refund of $594,000 in certain employment related taxes associated with international service engineers during the period.  In addition, in the prior year, the Company incurred a one-time charge of $546,000 related to the contract default by a subcontractor.

Selling, general and administrative expenses for the third quarter of fiscal 2016 increased by 1% to $7,693,000 as compared to $7,627,000 in corresponding period a year ago.  Selling, general and administrative expenses represented 35% of revenues in the current period compared to 21% for the corresponding period in the prior year. This increase in cost was attributable primarily to increases in incentive compensation expense of $276,000 and marketing related costs of $184,000 offset in part by decreases of $272,000 in payroll and related costs and other administrative expenses.

Selling, general and administrative expenses for the first nine months of fiscal 2016 decreased by $2,201,000 to $22,735,000 as compared to the corresponding period a year ago.  Selling, general and administrative expenses represented 29% of revenues in the current period compared to 26% for the corresponding period in the prior year.  The decrease in selling, general and administrative expenses from the prior year period was primarily the result of a decrease in payroll and payroll related costs of $1,379,000 due to headcount reductions effected over the prior five quarters, a decrease in incentive compensation expense of $1,047,000, and a decrease in travel related expenses of $189,000 as compared to the prior period,  These decreases were offset in part by an increase in legal costs of $645,000 related to the GSA investigation, intellectual property and other contract related matters, and an increase in marketing related expenses of $154,000 as compared to the prior year.

Company funded research and development expenses for the third quarter of fiscal 2016 decreased by $1,092,000 to $4,576,000 as compared to the corresponding period a year ago.  Research and development expenses represented 21% of revenues in the current quarter compared to 15% for the corresponding period in the prior year. Research and development expenses decreased from the prior year primarily due to cost-cutting measures and headcount reductions effected during the past five quarters and the third quarter of fiscal 2015 contained significant costs from one subcontractor for a product under development.

Company funded research and development expenses for the first nine months of fiscal 2016 decreased by $1,876,000 to $16,216,000 as compared to the corresponding period a year ago.  Research and development expenses represented 21% of revenues in the first nine months of fiscal 2016 as compared to 19% for the corresponding period in the prior year. Research and development expenses decreased from the prior year primarily due to cost-cutting measures and headcount reductions effected during the past five quarters and the third quarter of fiscal 2015 contained significant costs from one subcontractor for a product under development.

Other income (expense), net, was $22,000 of expense for the third quarter of fiscal 2016 as compared to $18,000 of income for the corresponding period a year ago.  Other income (expense), net was $198,000 of expense for the first nine months of fiscal 2016 as compared to $88,000 of expense for the corresponding period a year ago.  The increase in other expense was the result of reduced investment income as well as an increase in foreign currency transaction losses as compared to the prior year.

We reported a pre-tax loss of $1,395,000 in the third quarter of fiscal 2016 as compared to pre-tax income of $3,830,000 in the corresponding period due to the factors described above.  We reported a pre-tax loss of $1,473,000 in the first nine months of fiscal 2016 as compared to pre-tax income of $143,000 in the corresponding period due to the factors described above.

In December 2015, the R&D Tax Credit was reinstated retroactively to January 1, 2015.  Due to this reinstatement of the R&D Tax Credit, there was a significant beneficial impact on our effective rate in the quarter.  Our effective tax rates offsetting our net losses was 67.0% for the third quarter of fiscal 2016 and 65% for the first nine months of fiscal 2016 as compared to an effective tax rate of 33% for the third quarter of fiscal 2015 and 29% for the first nine months of fiscal 2015.

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

Summary of Cash Activities

Cash and cash equivalents increased by $18,316,000 to $87,151,000 at December 31, 2015 compared to $68,835,000 at March 31, 2015.  Cash inflows for the period consisted primarily of:

1)             net proceeds from sales and maturities of short-term investments of $21,465,000;

2)             a decrease of $8,443,000 in accounts receivable due to the collection of year-end receivables;

3)             an increase in deferred revenue of $4,645,000 due to advance billings effected on certain contracts during the period

4)             a decrease of $1,385,000 in inventories from year end due to shipments made during the period;  and

5)             a decrease of $1,362,000 in prepaid expenses and other assets due primarily to the receipt of tax refunds during the period.

Offsetting these inflows were cash outflows including:

1)             the payment of $10,836,000 in common stock dividends during the period as part of our quarterly dividend program;

2)             the payment of $2,263,000 to repurchase 54,056 shares of our common stock during the period;

3)             a decrease in accrued expenses and other liabilities of $4,086,000 due to reductions in payroll and incentive compensation related accruals and reduced contract related liabilities as compared to year end;

4)             a decrease of $1,880,000 in customer deposits due to revenues earned during the period; and

5)             a decrease in accounts payable of $1,969,000 from the year end.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which our management believes is low.  As of December 31, 2015, we had outstanding $13,409,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 63% of the outstanding letters of credit, resulting in restricted cash balance of $7,189,000 at December 31, 2015, of which $1,587,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

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

During the three months ended December 31, 2015, the Company did not repurchase any shares of its common stock.  As of December 31, 2015, the remaining balance available under the Stock Repurchase Program was $11,225,000.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: February 8, 2016	/s/ Diane J. Basile
Diane J. Basile
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibits

10.1	*

Offer letter, dated January 5, 2016, between American Science and Engineering, Inc. and Diane J. Basile (filed as Exhibit 10.1 to the Company’s filing on Form 8-K filed on January 11, 2016 and incorporated herein by reference)

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

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended December 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets at December 31, 2015 and March 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

†   Filed herewith