Form 10-K
period 2016-03-31
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2016-05-24
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, computed using the closing sale price of its common stock of $35.56 on September 30, 2015, was $250,549,000.

7,131,731 shares of registrant’s common stock were outstanding on May 17, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the registrant’s fiscal year end of March 31, 2016. Portions of such Proxy Statement are incorporated by reference in Part III.

AMERICAN SCIENCE AND ENGINEERING, INC.

FORM 10-K

FOR THE PERIOD ENDED MARCH 31, 2016

AS&E®, ASE Connect™, CarView™, Forwardscatter®, Gemini®, MINI Z®, MobileSearch®, OmniView®, Sentry®, SmartCheck®, Tx-View™,  Z Backscatter®,  Z Portal®, ZBV® and all American Science and Engineering, Inc. (“AS&E”) product names and AS&E logos are either registered trademarks or trademarks of American Science and Engineering, Inc. in the United States and/or other countries. Other product and company names mentioned herein may be the trademarks of their respective owners.

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

All references in this Annual Report to “AS&E”, the “Company”, “we”, “our” and “us” mean American Science and Engineering, Inc. and its subsidiaries.

PART I

ITEM 1.  BUSINESS

American Science and Engineering, Inc., a Massachusetts corporation formed in 1958, develops, manufactures, markets, and sells X-ray inspection and other detection products for homeland security, force protection, public safety, and other critical defense and security applications.  AS&E provides maintenance, warranty, engineering, training and operator services related to these products.

The Company manufactures sophisticated X-ray inspection products that can be used to inspect parcels, baggage, vehicles, pallets, cargo containers, and people.  The Company sells its products throughout the world to a variety of end-users, including:

•                  authorities responsible for port and border security;

•                  customs agencies;

•                  military organizations;

•                  critical infrastructure and high-threat commercial and government facilities;

•                  aviation security agencies; and

•                  public safety and law enforcement agencies.

AS&E’s products are used by these customers to help combat terrorism, trade fraud, drug trafficking, weapons smuggling, and illegal immigration.  The Company’s products are also used for military force protection and general facility security.

The Company’s objective is to distinguish itself from its competitors by offering innovative products and services which provide customers with superior threat detection capabilities and improved operating efficiencies. To achieve this objective, AS&E incorporates a variety of X-ray imaging and image processing technologies into its products to help our customers meet their operational requirements and solve real-world detection challenges. Additionally, AS&E provides a broad array of value-added and turnkey service offerings, including managed services, multi-vendor services, training, and global service and support.

Technology

The Company’s X-ray imaging products utilize several technologies including traditional transmission X-ray imaging, dual-energy transmission X-ray imaging, high-energy transmission X-ray imaging, Forwardscatter® X-ray imaging and Z Backscatter® X-ray imaging.

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

High-energy Transmission X-ray Imaging Technology: For cargo systems, high-energy transmission X-rays can deeply penetrate densely loaded containers. High-energy transmission X-rays provide fine details, even while penetrating up to 400 mm of steel, and offer an effective means of detecting suspect materials, weapons, and contraband hidden in cargo containers, tankers, and large vehicles.

Forwardscatter Imaging Technology:  Forwardscatter technology, available on Z Backscatter systems, provides a second scatter perspective and helps reveal dense anomalies of scanned objects, such as hidden compartments or shielding meant to conceal contraband and other threats.

Z Backscatter X-ray Imaging Technology:   A number of the Company’s products utilize Z Backscatter X-ray imaging, a technology pioneered by AS&E.  Z Backscatter is an X-ray imaging technique that has distinct advantages for the detection of organic or low atomic number (“low Z”) materials, such as plastic explosives, composite weapons, and illegal drugs, even when concealed by complex backgrounds.

The term “Backscatter” refers to those X-rays that scatter from the object under examination back toward the X-ray source.  Z Backscatter detectors capture these scattered X-rays which are then used to create more easily interpreted images that highlight the organic materials while revealing the shape of objects within the parcel, vehicle, or cargo. Many threat items of interest are organic in nature and have correspondingly low effective atomic numbers.  Such items include drugs, explosives, composite weapons, currency, alcohol and stowaways.  These items tend to scatter X-rays much more than inorganic materials like steel and other metals.  As a result, these organic threat items tend to stand out as bright, visible objects when scanned by a Z Backscatter imaging system.

Z Backscatter images complement transmission images and several of the Company’s products employ both technologies.  The combination of Z Backscatter and transmission images gives the operator more information about the contents of the baggage or container by differentiating higher Z materials, such as metals, from low-Z materials, such as explosives, and has the effect of de-cluttering the image from background obscuring objects.  In addition, the multiple images enable an inspector to perform a quicker and more thorough examination of the object in question.

Products and Services

The Company’s products and services can be grouped into five different areas: Cargo Inspection Systems, Mobile Cargo Inspection Systems, Parcel and Personnel Screening Inspection Systems, Custom Products, and Services and Support.

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

OmniView® Gantry System:  a high-energy cargo and vehicle inspection system.  This system offers 6 MeV high-energy transmission imaging or 6/4 MeV dual-energy imaging. The OmniView Gantry System utilizes high energy X-rays that penetrate up to 400 mm (15.7 inches) of steel with very high resolution. Its unique design minimizes X-ray scatter in order to create a high quality, detailed X-ray image.  When installed with the optional multi-view Z Backscatter module, the system provides an additional three X-ray views for left, right, and top-side imaging of cargo. The Z Backscatter images detect organic or “low Z” materials including explosives, drugs, alcohol, and tobacco that transmission X-rays alone may not detect. The system’s multiple Z Backscatter imaging views of the cargo improve detection while facilitating interpretation of the X-ray image.  The OmniView Gantry system’s scanning platform operates by moving on rails over vehicles and cargo.  The system is bi-directional allowing for a throughput of approximately 25 trucks per hour.  The OmniView Gantry system is well-suited for contraband and threat detection at ports, borders, military bases and other security checkpoints.

Z Portal® System:  a multi-view, high throughput, low-dose, drive-through inspection system capable of scanning cargo and vehicles for threats and contraband.  The Z Portal system is available in two configurations: a large tunnel version for screening trucks, buses, and cargo containers; and a small tunnel version for scanning passenger vehicles. The relocatable Z Portal system offers left, right and top-side imaging of the vehicle under examination. It also features corresponding

Forwardscatter imaging from both sides and an optional top-down dual-energy transmission image. The images produced by the Z Portal System highlight organic materials including explosives, drugs, alcohol, tobacco, and stowaways.  The optional dual-energy image provides enhanced detection of threat items, such as weapons, concealed under seats or in trucks. The Z Portal system is capable of scanning up to 250 trucks or 400 cars per hour and is well-suited for scanning vehicles at border crossings, high-threat facilities, and other vehicle entry checkpoints.

Sentry® Portal System: a high-throughput, low-dose, high-penetration drive-through transmission X-ray inspection system designed to screen cargo containers for security threats and contraband. The Sentry Portal system enables high volume scanning of up to 200 containers per hour, while penetrating 300 mm (11.8 inches) of steel with good image resolution. The system employs an advanced cargo sensing subsystem that begins scanning only after the cab has passed the beam plane to maintain a safe environment for vehicle drivers. Similar to the OmniView Gantry, the system may be deployed in a single or dual-energy configuration.

CarView™ System:  a highly relocatable, high-throughput, low-dose, drive-through inspection system capable of screening occupied cars and small vehicles to help secure special events, parking garages, and high-threat locations. The system uses innovative detector technology to simultaneously produce two top-down images: a high-quality dual-energy transmission image and a Z Backscatter image of the scanned vehicle. The dual-energy transmission image offers material discrimination technology to detect metallic and organic threats and contraband, while the photo-like Z Backscatter image offers enhanced detection of organic threats such as explosives, drugs, and stowaways. This cost-effective, versatile system is easily relocated with a compact footprint for ease of deployment.

ASE Connect:  ASE Connect is the networking solution for the Company’s suite of X-ray inspection products.  It provides a means for the Company’s customers to manage X-ray equipment, images, and data.  ASE Connect can be used to help maximize system throughput by adding remote image analysis capabilities and speeding up communication between personnel. ASE Connect also helps improve operational efficiency by allowing users to centrally manage inspections and operations with ASE Browser.  ASE Connect is flexible, scalable and customizable to meet a range of end-user application requirements.  ASE Connect can be used with all of the Company’s Cargo and Mobile Cargo Inspection systems and Gemini Parcel Inspection systems.

Mobile Cargo Inspection Systems:

Z Backscatter® Van (“ZBV”): a mobile X-ray screening system built on a commercially available chassis.  The ZBV® system utilizes Z Backscatter X-ray technology to produce photo-like images of the contents of a vehicle or cargo container, highlighting organic materials such as drugs, currency, plastic explosives or other anomalies. With one-sided, Z Backscatter imaging, security officials can use the ZBV system for screening vehicles, sea containers, and other cargo for terrorist threats, trade fraud, and contraband, simply by driving past the objects or by remaining stationary while vehicles drive past the ZBV system.  To complement the Z Backscatter imaging, the Company offers the Tx-View™ option to provide dual-energy transmission images of vehicles scanned in stationary scan mode.  The Tx-View option provides enhanced detection of metallic threats, such as weapons, and can be deployed quickly and easily from a trailer towed by the ZBV system. The ZBV system can also be equipped with Radioactive Threat Detection (RTD) capability.  With RTD, the ZBV system can produce Z Backscatter images for general screening while simultaneously scanning the object for the presence of radioactive material.  The ZBV is available in three configurations — ZBV C-Class, ZBV R-Class, and ZBV S-Class systems — to meet the diverse needs of ZBV customers.

Parcel and Personnel Screening Inspection Systems:

Gemini® System:  a parcel and baggage inspection system that provides enhanced detection for metallic and non-metallic threats. Parcel Inspection Systems are designed for the non-intrusive X-ray scanning of parcels, baggage, and mail. These systems are primarily used in government facilities, airports, commercial office buildings, high-security federal facilities and for event and VIP security.  The Gemini System combines the Company’s Z Backscatter technology with dual-energy transmission X-ray to create two images of the item being scanned, which provides enhanced detection for a wide range of threats.  Dual-energy transmission is best suited for the detection of metallic threats such as guns and knives, and for identifying wires and other components of improvised explosive devices (IEDs). Z Backscatter imaging provides enhanced detection of organic materials such as explosives and narcotics, which may be missed by transmission-only systems.  In addition, the complementary photo-like Z Backscatter image makes it easier for security officers to interpret images, thus reducing analysis time and minimizing operator fatigue. The Gemini system is offered in a range of tunnel sizes to suit various customers’ applications.

SmartCheck® System:  an advanced personnel screening system for screening for contraband and threats hidden under a person’s clothing.  Advanced personnel screening systems are used by airports, high threat facilities and military checkpoints to screen people for metallic and non-metallic threats.  The SmartCheck system detects objects such as guns and knives, plastic explosives, liquid explosives, composite weapons, drugs and other hidden threats and contraband.  The SmartCheck system creates an image that is easy to interpret and gives the operator information on the nature and location of threats or contraband.  The SmartCheck system employs proprietary advanced image processing algorithms to enhance privacy, showing operators only a chalk outline of the scanned individual with the shape, size and location of any concealed threat highlighted, while maintaining a high level of threat detection.  The SmartCheck system is safe for all individuals and complies with all applicable personnel scanning safety regulations. The SmartCheck system is also available in a high throughput dual-sided model or in a ruggedized container configuration called the SmartCheck Imaging Module (SIM) for deployment in remote or harsh environments.

MINI Z System: a handheld Z Backscatter X-ray imaging system for detecting organic anomalies in scanned objects. The MINI Z system produces images to quickly highlight organic threats and contraband for drug and currency interdiction, customs and border enforcement, and other security applications. The MINI Z can be used to scan objects in hard-to-reach areas, allowing for the effective screening of a wide variety of items such as walls, furniture, vehicle tires, and suspicious bags, as well as the interiors of cars, boats, and aircraft.

Custom Products:  AS&E engages in a variety of contracts for the development of custom products primarily for agencies of the U.S. government to develop systems that meet their unique scanning needs. We pursue those opportunities we believe may provide avenues to advance our core technologies or develop product offerings for strategic customers or markets.

Service and Support:    The AS&E service organization supports a diverse range of complex and demanding programs through its global network of Field Service Engineers (“FSE”) and Technical Support Team. Each FSE has a technical degree in electrical and/or mechanical engineering (or equivalent experience), and is trained in the operation and repair of electronics, hydraulics, pneumatics, mechanics, electrical systems, and/or computers. FSEs are available 7 days a week, 24 hours a day, and are stationed at AS&E sites in Asia, Europe, the Middle East, Africa, North America and South America.  In addition, technical support is provided from the Company’s headquarters in Billerica, Massachusetts. AS&E provides comprehensive, cost-effective spare parts customized for each system.  The Company maintains an inventory of field-replaceable components in depots around the world in order to meet customer needs for spare parts.

We also provide customers with training in the use of our systems.  Our instructors specialize in current threat detection techniques and employ both classroom theory and hands-on training to help clients become expert users of AS&E equipment. Our technical training informs customers about detection technologies and best practices through demonstrations and field activities that simulate real-life threat and contraband encounters.  Technical training is included with each system sale and additional training for service and maintenance training, and other customized training courses are provided aftermarket to interested customers.  Training services are provided at the customer sites or at our corporate offices in Billerica.

Sales and Marketing

The Company’s products are marketed to commercial and governmental organizations through a sales force that contacts potential customers and responds to public tenders and other expressions of interest. This sales force includes Company personnel and channel partners located both in the United States and globally. The Company has branch and/or subsidiary office locations in Saudi Arabia, United Arab Emirates, Mexico, Brazil, Afghanistan, Guatemala, Hong Kong, the United Kingdom, the Netherlands, and Singapore.

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

Intellectual Property

The Company seeks to establish and maintain its proprietary rights in its technology and products through the use of utility patents, design patents, utility models, copyrights, trademarks and trade secrets. It has a program to file applications for and obtain utility patents, design patents, utility models, and trademarks in the United States and in selected foreign countries where the Company believes filing for such protection is appropriate. The Company also seeks to maintain its trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements.  The duration of foreign patents, design patents and utility models vary in accordance with applicable local law.  The Company’s U.S. patents have expiration dates ranging from 2017 to 2034.

The Company’s patents are reviewed regularly, and those with no foreseeable commercial value are abandoned to eliminate costly maintenance fees.  As of March 31, 2016, the Company had over 70 active patents issued by the United States Patent and Trademark Office and multiple pending applications directed toward a variety of technologies, as well as over 100 patents and utility models granted in other jurisdictions.  The Company has ongoing research and development efforts and expects to seek additional intellectual property protection in the future.

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

Customers

The Company’s customer base consists of government and commercial clients from both the United States and abroad. Domestically, the Company’s primary client base is comprised of agencies of the U.S. government. Approximately 49%, 37% and 46%, of the Company’s total sales in the fiscal years ended March 31, 2016 (“fiscal 2016”), March 31, 2015 (“fiscal 2015”), and March 31, 2014 (“fiscal 2014”), respectively, were derived from either (i) contracting directly with the U.S. government, or (ii) contracting with contractors working directly with the U.S. government. A significant number of the Company’s contracts with the U.S. government provide the U.S. government with the standard unilateral right to terminate these contracts for convenience.  In fiscal 2016, fiscal 2015 and fiscal 2014, no contracts with the U.S. government were terminated for convenience.  The Company is heavily dependent upon sales to agencies of the U.S. government and systemic reductions or delays in procurement of the Company’s systems and services by these agencies may have a material adverse effect on the Company.  See “Risk Factors - The U.S. General Services Administration is investigating our GSA contracting activity, as a result of which we will incur legal costs and could incur other costs, damages or penalties, which could be substantial, depending on its outcome.” in Item 1A, which is incorporated herein by reference.

International sales accounted for approximately 47%, 59% and 50%, of the Company’s total sales in fiscal 2016, 2015, and 2014, respectively, and continue to be a high priority for the Company as part of its growth strategy. International sales often entail longer sales cycles and greater logistical challenges; however the Company continues to focus on these sales as a means of broadening its customer base. The Company manages its overseas risk in a number of ways, including actively pursuing multiple opportunities at the same time and obtaining downpayments and letters of credit to secure its international receivables. Our international contracts are primarily bid in U.S. dollars. For those contracts that are bid in other currencies, the Company considers the need to engage in hedging contracts to control foreign currency exchange rate risk, balanced against the cost of such contracts. There were no hedging activities in fiscal 2016, 2015 or 2014.

In fiscal 2016, the U.S Department of State and the U.S. Customs and Border Protection accounted for 18% and 16% of sales, respectively. In fiscal 2015, the Al Hamra Group Sal Offshore and U.S. Customs and Border Protection accounted for 21% and 13% of sales, respectively. In fiscal 2014, the U.S. Customs and Border Protection, the U.S. Army and the Government of Abu Dhabi accounted for 18%, 14% and 13% of sales, respectively. The loss of these significant customers could substantially reduce our revenues and our business and prospects could be harmed.

Sales Backlog

The Company’s sales backlog was $154,126,000, $138,306,000 and $176,113,000 at March 31, 2016, 2015 and 2014, respectively.  We define sales backlog as the value of orders for which funding is authorized, appropriated and contractually obligated by the customers, less the cumulative amount of sales recognized on such orders. We do not include negotiated contracts for which funding has not been appropriated or otherwise authorized, unexercised options or potential indefinite-delivery/ indefinite-quantity orders in our backlog.

A significant number of the Company’s contracts with the U.S. government contain clauses permitting the government to terminate the contract for convenience or make changes to the contract, upon certain terms and conditions, including payment to the Company for work performed.  Total contracts with U.S government agencies and subcontractors in the backlog were $25,544,000, $31,683,000 and $47,328,000 at March 31, 2016, 2015 and 2014, respectively.

We estimate that approximately 46% of 2016 backlog will be converted to revenue within the fiscal year ending March 31, 2017, assuming no termination or modification of contracts in effect at March 31, 2016.

Research and Development

The Company spent approximately $21,722,000 for research and development during fiscal 2016, compared to $23,390,000 and $22,089,000 in fiscal 2015 and 2014, respectively. The fiscal 2016 research and development efforts were focused on new product development, researching new technologies, the development of new applications, and design modifications and enhancements to existing products.

In addition, the Company conducted government and customer-sponsored research primarily focused on advances in X-ray systems, image analysis and integrated system development to address security inspection challenges. The Company recognized revenues of $986,000, $918,000 and $698,000 in fiscal 2016, 2015 and 2014, respectively, for these efforts.  Many of the Company’s government and customer-sponsored research and development contracts provide for a fixed fee or a reimbursement of allowable costs plus a fixed fee. The Company’s contracts in these areas are obtained by submitting research and development proposals to various organizations, sometimes in response to requests for such proposals.

ISO 9001 Certification

In August 2015, the Company’s Quality Management System was recertified under the ISO 9001:2008 Standard of the International Organization for Standardization.  AS&E has been an ISO 9001 registered company since 2000.   ISO 9001 is an internationally recognized quality management and assurance standard.  In qualifying, the Company met or exceeded the standards for establishing a quality management system for preventing non-conformity at every level of the product life cycle, from customer order, through development and production, to installation and support.  The Company believes that demonstrating continuous quality improvement is vital for building customer satisfaction and making business processes more efficient in order to enhance its competitive edge.

Personnel

As of March 31, 2016, the Company had 245 employees compared to 311 employees at March 31, 2015.   It is the Company’s policy to have employees sign a non-compete and non-disclosure agreement as a condition of employment. None of the Company’s employees are represented by labor unions.

Financial Information about Foreign and Domestic Operations and Export Sales

Most export sales are transacted in U.S. dollars, and most are either secured by irrevocable letters of credit or require advance payments. The following table shows the breakdown of net sales and contract revenues to international and domestic customers based upon the customer’s country of domicile and the major regions of international activity. All assets are maintained within the United States with the exception of inventory depots, demo systems, inventory in transit or awaiting installation (3% of the Company’s assets at March 31, 2016) and cash accounts maintained at foreign locations (less than 1% of the Company’s assets at March 31, 2016).

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2016		2015		2014
Domestic	$54,870	53%	$52,130	41%	$94,427	50%
International	48,117	47%	74,620	59%	95,822	50%
Net Sales and Contract Revenues	$102,987	100%	$126,750	100%	$190,249	100%

Percent of International Revenue by Major Region:

Middle East & Africa	62%	63%	72%
Americas — Non-US	10%	15%	11%
Asia / Pacific	22%	16%	11%
Europe	6%	6%	6%

In fiscal 2016, the Company had international sales to one country which accounted for 10% of the total sales of the Company.  In fiscal 2015, the Company had international sales to one country which accounted for 16% of the total sales of the Company.  In fiscal 2014, the Company had international sales to one country which accounted for 15% of the total sales of the Company.

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

Our business is dependent on sales to a small number of customers, which include agencies of the U.S. government.  During fiscal 2016, two customers, both U.S. government agencies, accounted for 34% of our total revenues.  During fiscal 2015, two customers, a U.S. government agency and an international customer, accounted for 34% of our total revenues.  During fiscal 2014, three customers, two U.S. government agencies and one international customer, accounted for 45% of our total revenues. We can provide no assurance that our existing customers will increase or maintain their level of demand for our products.

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

Our largest end users of our products are government agencies, in the U.S. and abroad, and demand for our products is dependent upon national priorities and governmental initiatives. These priorities and initiatives are subject to change from time to time in response to the economic and political environment.   In addition, political uprisings have created uncertainty in the continuity of certain regimes who are potential purchasers of our products and services.  We are also exposed to budget approval and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions which are beyond our control.  In prior years, the war on terror had resulted in increased purchases of equipment by the Department of Defense.  With the withdrawal of troops and equipment from Iraq and Afghanistan and the decline in oil prices, the level of demand for new equipment and services has declined and future demand is uncertain. Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition.  In addition, changes to political leadership in other countries can delay or curtail our results of operation.

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

The continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the foreign markets and have significantly increased the political, economic and social instability of some of the geographic areas in which we operate.  Additional acts of terrorism could create further uncertainties and instability.  To the extent this results in disruption or delays in the sale or shipments of our products, our business, operating results and financial condition could be adversely affected.  Our revenues from international customers accounted for approximately 47%, 59% and 50% of our net revenues for the fiscal years ended March 31, 2016, March 31, 2015 and March 31, 2014, respectively, and a significant number of domestic customer orders require shipments to, and services provided in, overseas locations. In addition, we transact business internationally with a number of our key suppliers. As a result of our worldwide business operations, we are subject to various risks, including:

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

Some of our suppliers may allocate material due to market demand for the products they produce or market constraints such as the global availability of raw materials. We have no guaranteed supply arrangements with our suppliers and there can be no assurance that our suppliers will continue to meet our requirements. Many of our competitors are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making our sources of supply unreliable for these critical materials. Some of our critical materials and subsystems are purchased from suppliers in unstable areas of the world, where political events, sanctions or other sources of government instability could disrupt our continuity of supply unexpectedly.  Severe and catastrophic weather events could also cause an unplanned disruption in supply of key materials, and affect our ability to build and sell products for a substantial period of time. There is also the possibility that a key single source supplier may be acquired by or form a strategic alignment with a competitor, which could impact our ability to secure required materials.  If our supply of materials is disrupted, we cannot assure that we would be able to find another supplier on a timely basis.

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

In 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that manufacture products that contain certain minerals and metals, known as conflict minerals. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The continued implementation of these requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, we may not be able to ascertain the origins for these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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

• the timing, cost or outcome of any intellectual property or contract disputes;

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

We generate funds for our research and development activities from operations, private sources and the government. We may be unable to generate the funds necessary to support our research and development activities if we do not generate sufficient funds from operations, other potential private sources, or the government. We may not successfully compete with other companies and research institutions for government funding and funding from other private sources. Additionally, government-funding priorities are subject to frequent changes. For example, in fiscal 2016, 2015, and 2014, we recorded $986,000, $918,000 and $698,000, respectively, for government-sponsored research and development. There is no guarantee that we will receive funds for government-sponsored research in the future. If we are unable to fund our research and development activities through our operations or from outside sources, we may be unable to continue to innovate or bring our innovations to market on a timely or cost effective basis, or our innovations may be surpassed by other competitors or new technologies.

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

We rely on a combination of trade secrets, patents, utility models, trademarks, copyrights and confidentiality procedures to protect our technology. Despite our efforts, the steps we have taken to protect our technology may be inadequate. Existing trade secret, patent, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented.  In addition, others may develop substantially equivalent or superseding proprietary technology, or competitors may offer equivalent products in competition with our products, thereby substantially reducing the value of our proprietary rights. The laws of some foreign countries in which our products are or may be manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States. We cannot assure that the steps we have taken to protect our intellectual property will be adequate to prevent misappropriation of our technology. Our inability to protect our intellectual property could have a negative impact on our operations and financial results.

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

Our facilities, information technology systems, and warehousing and logistical services are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters.  If any of these facilities or systems were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility.

Furthermore, we rely extensively on information technology systems to interact with our employees and our customers and to run our business effectively. These interactions include ordering and managing materials from suppliers, converting materials to finished goods, shipping product to customers, processing transactions, and summarizing and reporting results of operations. Our systems could become damaged or cease to function properly or their security could be compromised due to any number of causes, including issues caused by ongoing projects to improve our information technology systems, catastrophic events, power outages or cyber and other security threats, including computer viruses or attacks by hackers.  A disruption or security breach of our information technology systems could affect our ability to accurately manufacture and ship product, invoice customers, and timely and accurately process and report the results of our operations, financial position and cash flows.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases an 186,000 square foot facility located in Billerica, Massachusetts that serves as the Company’s executive offices, research, manufacturing and warehouse facilities.  The lease for this facility was amended during fiscal year 2015, extending the expiration date to February 28, 2023.

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

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol ASEI. The market price range for the common stock for the last two fiscal years as reported on the NASDAQ Global Select Market is as follows:

Fiscal Year	Quarter Ended	High	Low
2016	March 31, 2016	$41.23	$22.63
	December 31, 2015	$44.82	$32.71
	September 30, 2015	$46.46	$35.00
	June 30, 2015	$53.23	$36.32

2015	March 31, 2015	$57.70	$46.02
	December 31, 2014	$56.09	$43.38
	September 30, 2014	$72.73	$55.17
	June 30, 2014	$70.50	$63.03

Holders

As of May 16, 2016, there were approximately 381 holders of record of the Company’s common stock.

Common Stock Dividends

In May 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.   Common stock cash dividends declared during the fiscal years ended March 31, 2016 and March 31, 2015 were as follows:

Date Declared	Dividend per common share
May 11, 2015	$0.50
August 6, 2015	0.50
November 9, 2015	0.50
February 8, 2016	0.50
Fiscal year ended March 31, 2016	$2.00

Date Declared	Dividend per common share
May 22, 2014	$0.50
July 31, 2014	0.50
November 10, 2014	0.50
February 5, 2015	0.50
Fiscal year ended March 31, 2015	$2.00

On May 9, 2016, the Company declared a quarterly dividend of $0.50 for holders of record on May 23, 2016 to be paid June 1, 2016.  Future dividend payments will depend on our earnings, capital requirements, financial condition and capital needs and other factors considered relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about the Company’s equity compensation plans and the common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of March 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights as of March 31, 2016 (a)	Weighted average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of March 31, 2016 (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2005 Equity and Incentive Plan (1)	139,933	$68.51	—
2014 Equity and Incentive Plan (1)	—	—	390,173
Total	139,933	$68.51	390,173

(1)               Shares under the 2014 Equity and Incentive Plan may be issued in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.

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

During the fiscal year ended March 31, 2016, the Company repurchased 88,056 shares of common stock under this program at an average price of $35.56.  As of March 31, 2016, the remaining balance available under the program to repurchase shares was $10,355,000.

The following table provides information about our purchases during the quarter ended March 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

2016	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs
January 1 — January 31	100	$32.50	100
February 1 — February 29	14,000	$23.94	14,000
March 1 — March 31	19,900	$26.62	19,900
Total	34,000	$25.53	34,000

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

Note:

Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year (and reinvestment of dividends) in the Company’s common stock, Standard & Poor’s 500, and the S&P SmallCap 600 Index.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.  The results below are not necessarily indicative of the results to be expected for any future periods.

(Dollars in thousands,	Fiscal Year
except per share amounts)	2016	2015	2014	2013	2012
Net sales and contract revenues	$102,987	$126,750	$190,249	$186,680	$203,552
Net (loss) income	$(3,249)	$979	$15,117	$17,454	$21,422
(Loss) income per share—diluted	$(0.45)	$0.13	$1.91	$2.07	$2.34
Total assets	$171,229	$193,108	$265,511	$281,449	$324,865
Long-term obligations	$5,350	$1,526	$5,625	$8,716	$7,416
Stockholders’ equity	$131,123	$150,407	$197,395	$204,245	$258,806
Dividends per common share	$2.00	$2.00	$2.00	$2.00	$1.60

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

The following table presents net sales and contract revenues by product and service categories:

	For the fiscal year ended
(In thousands)	2016	2015	2014
Cargo Inspection Systems	$13,527	$27,684	$62,781
Mobile Cargo Inspection Systems	25,046	33,801	38,975
Parcel and Personnel Screening Inspection Systems	10,517	6,840	10,994
Other product sales and contract revenue	5,130	7,657	8,501
Total net product sales and contract revenues	54,220	75,982	121,251
Net service revenues	48,767	50,768	68,998
Total net sales and contract revenues	$102,987	$126,750	$190,249

Net sales and contract revenues for fiscal 2016 decreased by 19% to $102,987,000 compared to $126,750,000 in fiscal 2015. We reported a loss before taxes of $5,507,000 in fiscal 2016 compared to income before taxes of $1,047,000 in the previous fiscal year. Net loss for fiscal 2016 was $3,249,000 ($0.45 per share, on a diluted basis) as compared to a net income of $979,000 ($0.13 per share, on a diluted basis) in fiscal 2015. Backlog at March 31, 2016 was $154,126,000, an 11% increase from the year-end backlog of $138,306,000 reported at March 31, 2015.

2016 Compared to 2015

Results of Operations    Total net sales and contract revenues in fiscal 2016 decreased by $23,763,000 or 19% from the previous year to $102,987,000. Revenues related to product sales and contracts decreased by $21,762,000 or 29% to $54,220,000 in fiscal 2016 due to the factors described further below.  Cargo Inspection System revenues decreased by $14,157,000 from the prior year due to a reduction in shipments of systems compared to the prior year due in part to customer site delays.  Mobile Cargo Inspection System revenues decreased by $8,755,000 during fiscal 2016 due primarily to due to a decrease in the volume of shipments of systems offset in part by an increase in the average price per system.  Other product sales and contract revenues decreased by $2,527,000 from the prior year due to a decline in aftermarket parts orders.  Offsetting these decreases was an increase of $3,677,000 in Parcel and Personnel Screening Inspection System revenues attributable to our introduction of the MINI Z system in June 2014.  Net service revenues decreased in fiscal 2016 by $2,001,000 or 4% to $48,767,000, due primarily to one war zone contract which concluded in fiscal year 2015 in conjunction with the withdrawal of troops and was not renewed in the current year.

In fiscal 2016 and fiscal 2015, 53% and 41% of our revenues, respectively, were from domestic customers (as determined based upon the customer’s country of domicile). In fiscal 2016, we had revenue from two customers which together accounted for 34% of total sales.  In fiscal 2015, we had revenue from two customers which together accounted for 34% of total sales.

Cost of sales and contracts in fiscal 2016 decreased by $12,731,000 or 18% from the previous year to $56,757,000. Cost of product sales and contracts in fiscal 2016 decreased by $12,258,000 or 28% from the previous year to $31,826,000. Cost of product sales and contracts totaled 59% of revenues in fiscal 2016 and 58% of revenues in fiscal 2015. Cost of product sales and contracts were negatively impacted by $1,262,000 in costs related to a reduction in force effected during the year, $662,000 in reserves for excess and obsolete inventory, and $1,152,000 in costs for a write off of inventory related to a project abandoned in the fourth quarter of fiscal 2016.  Our cost of service revenues decreased by $473,000, or 2%, from the previous year to $24,931,000. Cost of service revenues totaled 51% of revenues in fiscal 2016 as compared to 50% of revenues in fiscal 2015.  The resultant decrease in gross margin percentage is due primarily to an increase in material and expenses required to support fixed price contracts as compared to the prior year.

Selling, general and administrative expenses in fiscal 2016 decreased by $2,869,000 to $29,838,000 as compared to $32,707,000 in fiscal 2015, and represented 29% of revenues in fiscal 2016, as compared to 26% of revenues in fiscal 2015. The decrease in selling, general and administrative expenses from the prior period was primarily the result of a decrease in payroll, payroll related and incentive compensation expenses due to the reductions in workforce effected during the year. These decreases were offset in part by an increase in legal costs of $1,269,000 related to the GSA investigation, intellectual property and other contract related matters as compared to the prior year.

Company-funded research and development spending decreased by $1,668,000 to $21,722,000 in fiscal 2016 which is a 7% decrease as compared to the $23,390,000 spent in fiscal 2015.  Research and development spending represented 21% of revenues in fiscal 2016 as compared to 19% of revenues in fiscal 2015. Research and development spending in fiscal 2016 focused on new product development, the development of new applications and technologies, and design modifications and enhancements to our existing products.

Other income (expense), net was $177,000 in expense in fiscal 2016 as compared to $118,000 in expense in fiscal 2015. The change in other income (expense) was due primarily to a reduction in investment income as a result of a decline in our average investment balance as compared to the prior year.

We reported a pre-tax loss of $5,507,000 in fiscal 2016 as compared to pre-tax income of $1,047,000 in the previous fiscal year primarily due to the items noted above. We recorded an income tax benefit of $2,258,000 in fiscal 2016 as compared to an income tax expense of $68,000 in the prior fiscal year.  Our effective tax rate was 41% in fiscal 2016 as compared to 6% in fiscal 2015.  The effective tax rate was impacted in the current year by the retroactive reinstatement of the Research and Experimentation Credit, as defined by Internal Revenue Code Section 41.

We reported a net loss of $3,249,000 in fiscal 2016 as compared to net income of $979,000 in fiscal 2015.

2015 Compared to 2014

Results of Operations    Total net sales and contract revenues in fiscal 2015 decreased by $63,499,000 or 33% from the previous year to $126,750,000. Revenues related to product sales and contracts decreased by $45,269,000 or 37% to $75,982,000 in fiscal 2015 due to the factors described further below.  Cargo Inspection System revenues decreased by $35,097,000 from the prior year due to the completion during fiscal 2015 of numerous system installations related to two multi-unit contracts.  Mobile Cargo Inspection System revenues decreased by $5,174,000 during fiscal 2015 due primarily to lower unit volume as compared to the prior year.  Parcel and Personnel Screening Inspection System revenues decreased by $4,154,000 as the prior year contained one large multi-unit order which was not repeated in fiscal 2015.  Net service revenues decreased in fiscal 2015 by $18,230,000 or 26% to $50,768,000, due primarily to the full year impact of the expiration or reduction of service contracts for systems that were taken out of service during fiscal 2014 in conjunction with the withdrawal of U.S. forces from Iraq.

In fiscal 2015 and fiscal 2014, 41% and 50% of our revenues, respectively, were from domestic customers (as determined based upon the customer’s country of domicile). In fiscal 2015, we had revenue from two customers which together accounted for 34% of total sales.  In fiscal 2014, we had revenue from three customers which together accounted for 45% of total sales.

Cost of sales and contracts in fiscal 2015 decreased by $44,111,000 or 39% from the previous year to $69,488,000. Cost of product sales and contracts in fiscal 2015 decreased by $32,868,000 or 43% as compared to the prior year to $44,084,000. Cost of product sales and contracts totaled 58% of revenues in fiscal 2015, as compared to 64% of revenues in fiscal 2014. The resultant increase in gross margin percentage is due primarily to the completion in fiscal 2014 of a significant lower margin contract.  Our cost of service revenues decreased by $11,243,000, or 31%, from the prior year to $25,404,000. Cost of service revenues totaled 50% of revenues in fiscal 2015 as compared to 53% of revenues in fiscal 2014.  The resultant increase in gross margin percentage is due primarily to a decrease in material required to support fixed price contracts as compared to the prior year and cost reduction efforts during fiscal 2015.

Selling, general and administrative expenses in fiscal 2015 increased by $902,000 to $32,707,000 as compared to $31,805,000 in fiscal 2014, and represented 26% of revenues in fiscal 2015, as compared to 17% of revenues in fiscal 2014. The increase in selling, general and administrative expenses over the prior period was primarily the result of an increase in marketing related costs of $725,000 primarily related to the MINI Z product launch, an increase in legal and consulting fees of $1,735,000 primarily related to intellectual property and other contract matters, an increase in travel related costs of $283,000 and an increase in other professional fees of $288,000.  These increases were offset in part by decreases of $1,685,000 in incentive compensation expense as specified performance goals were not met in the current year, as well as a decrease of $561,000 in payroll and payroll related expenses attributable to the force reduction effected during the year.

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

We reported pre-tax income of $1,047,000 in fiscal 2015 as compared to a pre-tax income of $22,733,000 in the previous fiscal year primarily due to the items noted above. We recorded income tax expense of $68,000 in fiscal 2015 as compared to $7,616,000 in the prior fiscal year.  Our effective tax rate was 6% in fiscal 2015 as compared to 33.5% in fiscal 2014.  The reduction in the effective tax rate was due to the lower income and an increase in tax credits attributable to the retroactive reinstatement of the Research and Experimentation Credit, as defined by Internal Revenue Code Section 41.

We reported net income of $979,000 in fiscal 2015 as compared to net income of $15,117,000 in fiscal 2014.

Liquidity and Capital Resources

Cash and cash equivalents at year-end increased by $12,736,000 to $81,571,000 at March 31, 2016 as compared to $68,835,000 at March 31, 2015.  We had no remaining short-term investments at March 31, 2016 as compared to $24,533,000 of short-term investments at March 31, 2015.

Cash flow provided by operations of $8,360,000 resulted from the following:

•    Reported net loss of $3,249,000 adjusted for the following non-cash items:

•    Depreciation and amortization of $3,619,000;

•    The provision for contracts, inventory and accounts receivable reserves of $1,220,000.  The Company took a charge of $748,000 during fiscal 2016 to reserve for excess aftermarket parts inventory and reserved $472,000 on outstanding receivables, primarily related to one customer;

•    Stock compensation expense of $1,607,000; and

•    A decrease in deferred income taxes of $257,000;

•             An increase of $4,834,000 in deferred revenue due to the timing of invoicing on certain contracts entered into in fiscal 2016;

•             An decrease of $3,257,000 in prepaid expenses and other assets due primarily to tax refunds received during the year;

•             A decrease of $2,566,000 in accounts receivable of due to the reduced fourth quarter revenues and the timing of payments received at period end.

These cash inflows were offset in part by:

•             A decrease of $4,387,000 in accrued expenses and other liabilities due to the liquidation of amounts accrued for contract related costs at March 31, 2015 and the payment or reversal of liabilities related to incentive compensation accrued for at March 31, 2015;

•             A decrease of $1,873,000 in accounts payable due to a reduction of purchases made for production material related to the lower demand and the timing of payments at year end;

•             A decrease of $1,169,000 in customer deposits as deposits received in prior years were recognized to revenue during the year;

•             An increase in unbilled costs and fees of $402,000 due to the billing terms of certain contracts recognized to revenue in fiscal 2016.

Net cash of $22,874,000 was provided by investing activities in fiscal 2016. We had sales and maturities of short-term investments of $24,472,000 and did not purchase any additional short-term investments during the year.  Net fiscal 2016 capital expenditures totaled $1,598,000 versus $2,580,000 for fiscal 2015.  Investments in fixed assets were comprised primarily of production and demonstration and test equipment.

Net cash used for financing activities was $18,498,000 in fiscal 2016.  The Company repurchased 88,056 shares of common stock for $3,131,000 under its stock repurchase programs.  In addition, we made quarterly dividend payments totaling $14,453,000 and had an increase in our restricted cash needed to collateralize outstanding letters of credit of $845,000.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion.  At March 31, 2016, we had outstanding $13,516,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 63% of the outstanding letters of credit.  This resulted in a restricted cash balance of $7,246,000 at March 31, 2016 of which $437,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

As of March 31, 2016, $691,000 of our cash was held offshore, and we do not currently believe there are any material limitations or restrictions on our ability to repatriate these funds.

In recent years, we have funded our operations and capital expenditures with cash generated by operations, including deposits from customers on long-term projects. We currently have no line of credit facility and believe that our cash flows from operations, and cash and investments on hand are sufficient to meet the current and foreseeable operating requirements of our business.

Contractual Obligations:  We lease certain facilities under non-cancelable leases. In addition, in the normal course of business, we enter into purchase orders with our vendors for the purchase of materials or services to meet our production needs. The following table summarizes our known contractual obligations as of March 31, 2016.

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases	$12,158	$1,439	$3,486	$3,629	$3,604
Purchase commitments	26,842	23,796	3,046	—	—
Other long-term obligations	38	8	17	13	—
Total contractual obligations	$39,038	$25,243	$6,549	$3,642	$3,604

Inflation:  We do not believe that inflation has had a material effect on our results of operations in each of fiscal 2016, 2015 and 2014. There can be no assurance, however, that our business will not be affected by inflation in the future.

Off-Balance Sheet Arrangements:  During the fiscal year ended March 31, 2016 we did not have any material off-balance sheet arrangements.

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

Infrequently, we receive requests from customers to hold product being purchased from us for a valid business purpose. We recognize revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has been transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; we have no continuing performance obligation in regards to the product and the products have been segregated from our inventories and cannot be used to fill other orders received.  There were no products being held under these arrangements at March 31, 2016, March 31, 2015 or March 31, 2014.

Certain of our contracts are multiple-element arrangements, which include standard products, custom-built systems or contract engineering projects, services (such as training), and service and maintenance contracts. In accordance with FASB ASC 605-25, Revenue Recognition — Multiple Element Arrangements, as amended by Accounting Standards Update No. 2009-13, revenue arrangements that include multiple elements are analyzed to determine whether the deliverables can be divided into separate units of accounting or treated as a single unit of accounting. The Company allocates arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. The selling price used for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Discounts, if applicable, are allocated proportionally on the basis of the relative selling price of each deliverable.  Generally, there is no customer right of return provision in the Company’s sales agreements.  Revenues are allocated to a product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control.

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

We record billed shipping and handling fees and billed out-of-pocket expenses as revenue and the associated costs as cost of goods sold in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying balance sheet. Of the amounts in unbilled costs and fees at March 31, 2016, 98% is expected to be billed and collected during fiscal 2017.

Under the terms of certain of our cost reimbursement contracts, we are not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $76,000 and $40,000 at March 31, 2016 and March 31, 2015, respectively) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying Consolidated Balance Sheets as components of unbilled costs and fees. The accuracy and appropriateness of our direct and indirect costs and expenses under these cost reimbursement contracts and our accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. government.  Such agencies  have the right to  challenge  the  Company’s  cost  estimates  or allocations  with  respect  to any  government  contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.

Inventories and Related Allowance for Obsolete and Excess Inventory:   Inventories consist of material, labor and manufacturing overhead and are recorded at the lower of cost or net realizable value. Excessive manufacturing overhead costs such as idle facility expense, freight, handling costs and wasted material (spoilage) attributable to abnormally low volumes (levels that materially differ from budgeted production plans due primarily to changes in customer demand) are excluded from inventory and are recorded as an expense in the period incurred. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand over the next twelve to eighteen months. Demand for products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in inventory balances, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, inventory reserves require estimates of future product demand, which may materially impact the provision required for excess and obsolete inventory. In the future, if inventory were determined to be overvalued, we would be required to recognize such costs in our cost of sales and contracts at the time of such determination. Likewise, if inventory is determined to be undervalued, we may have over-reported costs of sales and contracts in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and reported operating results.

Income Taxes:  We account for income taxes in accordance with FASB ASC 740, Income Taxes. Accordingly, we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. We evaluate the need for a valuation allowance against our net deferred tax assets at year end based upon our trailing three year cumulative income and our projections of future income, and record a valuation allowance against any net deferred tax assets if it is more likely than not that they will not be realized.  The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  The Company recognizes interest and penalties related to income tax matters in other income (expense) in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

In June 2014, the FASB issued ASU 2014-12, Compensation — Stock Compensation (Topic 718). ASU 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period.  The Company elected to early adopt the provisions of ASU 2015-17 for the fiscal year ended March 31, 2016 on a prospective basis.  The adoption of ASU 2015-17 did not have a material effect on the Company’s financial position and resulted in the classification of the net tax position as a long term asset in the Consolidated Balance Sheet at March 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends FASB ASC Topic 718, Compensation — Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The cash accounts for our operations in Hong Kong, England, the Netherlands, Saudi Arabia, Brazil, Mexico and Abu Dhabi are maintained in Hong Kong dollars, British pounds sterling, Euros, Saudi riyals, Brazilian reals, Mexican pesos and United Arab Emirates dirham, respectively. The gains and losses from foreign currency transactions are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the period and were not significant. We do not participate in any foreign currency hedging activities.  A hypothetical 10 percent change in foreign currency exchange rates would not have a material impact on our results of operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information listed in the Index to Consolidated Financial Statements on page 29 are filed as part of this Annual Report on Form 10-K and are incorporated into this item by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports filed and submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation under the criteria established in “Internal Control — Integrated Framework”, our management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2016.  RSM US LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of March 31, 2016, and has issued their report thereon which is included in this Annual Report on Form 10-K and incorporated herein by reference.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The other information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders, which we expect to file with the Securities and Exchange Commission on or about July 29, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from our Definitive Proxy Statement relating to the 2016 Annual Meeting of Stockholders (the “Definitive Proxy Statement”), which we expect to file with the Securities and Exchange Commission on or about July 29, 2016.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements listed in the Index to Consolidated Financial Statements on page 29 are filed as part of this report, and such Index is incorporated in this item by reference.

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

We have audited the accompanying consolidated balance sheets of American Science and Engineering, Inc. and subsidiaries (“the Company”) as of March 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years ended March 31, 2016. We also have audited American Science and Engineering, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Science and Engineering, Inc. and subsidiaries as of March 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, American Science and Engineering, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

Boston, Massachusetts

May 24, 2016

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2016 AND 2015

(Amounts in thousands, except share and per share amounts)

	2016	2015
Assets
Current assets:
Cash and cash equivalents	$81,571	$68,835
Restricted cash	6,809	6,193
Short-term investments, at fair value	—	24,533
Accounts receivable, net of allowances of $797 at March 31, 2016 and $333 at March 31, 2015	19,086	22,124
Unbilled costs and fees	2,250	1,848
Inventories	38,440	40,983
Prepaid expenses and other current assets	7,755	10,701
Deferred income taxes	—	2,486
Total current assets	155,911	177,703
Equipment and leasehold improvements, net	6,477	8,711
Restricted cash	437	208
Deferred income taxes	8,181	5,952
Other assets	223	534
Total assets	$171,229	$193,108
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,327	$7,200
Accrued salaries and benefits	4,565	6,769
Accrued warranty costs	174	159
Deferred revenue	8,700	7,355
Customer deposits	12,787	13,956
Other current liabilities	3,203	5,736
Total current liabilities	34,756	41,175
Deferred revenue	4,508	1,019
Other long term liabilities	842	507
Total liabilities	40,106	42,701

Commitments and contingencies (Notes 2 and 9)
Stockholders’ equity:
Preferred stock, no par value Authorized—100,000 shares Issued—None	—	—
Common stock, $0.66 2/3 par value Authorized—20,000,000 shares Issued and outstanding— 7,137,081 shares at March 31, 2016 and 7,193,247 shares at March 31, 2015	4,757	4,795
Capital in excess of par value	1,772	3,334
Accumulated other comprehensive loss, net	—	(11)
Retained earnings	124,594	142,289
Total stockholders’ equity	131,123	150,407
Total liabilities and stockholders’ equity	$171,229	$193,108

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED MARCH 31, 2016, 2015 AND 2014

(Amounts in thousands except per share amounts)

	2016	2015	2014
Net sales and contract revenues:
Net product sales and contract revenues	$54,220	$75,982	$121,251
Net service revenues	48,767	50,768	68,998
Total net sales and contract revenues	102,987	126,750	190,249

Cost of sales and contracts:
Cost of product sales and contracts	31,826	44,084	76,952
Cost of service revenues	24,931	25,404	36,647
Total cost of sales and contracts	56,757	69,488	113,599
Gross profit	46,230	57,262	76,650

Operating expenses:
Selling, general and administrative expenses	29,838	32,707	31,805
Research and development expenses	21,722	23,390	22,089
Total operating expenses	51,560	56,097	53,894
Operating (loss) income	(5,330)	1,165	22,756

Other income (expense), net:
Interest and investment income, net	192	269	373
Interest expense	—	(18)	(53)
Other expense, net	(369)	(369)	(343)
Total other income (expense), net	(177)	(118)	(23)
(Loss) income before (benefit from) provision for income taxes	(5,507)	1,047	22,733
(Benefit from) provision for income taxes	(2,258)	68	7,616
Net (loss) income	$(3,249)	$979	$15,117
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of tax	11	(24)	17
Comprehensive (loss) income	$(3,238)	$955	$15,134
(Loss) income per share — Basic	$(0.45)	$0.13	$1.92
— Diluted	$(0.45)	$0.13	$1.91
Weighted average shares — Basic	7,161	7,723	7,846
— Diluted	7,161	7,729	7,881
Dividends declared per share	$2.00	$2.00	$2.00

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2016, 2015 AND 2014

(Amounts in thousands, except share amounts)

	Common Stock Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comp. Income (Loss)	Total
Balance, March 31, 2013	7,980,202	$5,320	$41,458	$157,471	$(4)	$204,245
Net income	—	—	—	15,117	—	15,117
Repurchase of common stock	(201,192)	(134)	(12,172)	—	—	(12,306)
Exercise of stock options	84,853	56	3,469	—	—	3,525
Vesting of restricted stock units	7,307	5	(5)	—	—	—
Issuances of restricted stock, net of forfeitures	12,845	8	(8)	—	—	—
Tax benefit accrued on stock option exercises	—	—	9	—	—	9
Stock-based compensation	—	—	2,485	16	—	2,501
Dividends declared	—	—	—	(15,713)	—	(15,713)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	—	—	—	—	17	17
Balance, March 31, 2014	7,884,015	$5,255	$35,236	$156,891	$13	$197,395
Net income	—	—	—	979	—	979
Repurchase of common stock	(743,099)	(495)	(35,977)	—	—	(36,472)
Exercise of stock options	26,224	18	1,056	—	—	1,074
Vesting of restricted stock units	16,875	11	(11)	—	—	—
Issuances of restricted stock, net of forfeitures	9,232	6	(6)	—	—	—
Tax benefit on share based compensation	—	—	291	—	—	291
Stock-based compensation	—	—	2,745	26	—	2,771
Dividends declared	—	—	—	(15,607)	—	(15,607)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	—	—	—	—	(24)	(24)
Balance, March 31, 2015	7,193,247	$4,795	$3,334	$142,289	$(11)	$150,407
Net loss	—	—	—	(3,249)	—	(3,249)
Repurchase of common stock	(88,056)	(60)	(3,071)	—	—	(3,131)
Vesting of restricted stock units	12,797	9	(9)	—	—	—
Issuances of restricted stock, net of forfeitures	19,093	13	(13)	—	—	—
Tax expense on share based compensation	—	—	(69)	—	—	(69)
Stock-based compensation	—	—	1,600	7	—	1,607
Dividends declared	—	—	—	(14,453)	—	(14,453)
Net change in unrealized gains (losses) on investment securities, available-for-sale, net of tax	—	—	—	—	11	11
Balance, March 31, 2016	7,137,081	$4,757	$1,772	$124,594	$—	$131,123

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2016, 2015 AND 2014

(Amounts in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(3,249)	$979	$15,117
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,619	4,565	5,303
Provisions for contracts, inventory, and accounts receivable reserves	1,220	674	1,328
Amortization of bond premium	72	832	1,551
Stock compensation expense	1,607	2,771	2,501
(Gain) loss on disposal of fixed assets	213	(49)	—
Deferred income taxes	257	2,655	378
Change in assets and liabilities:
Accounts receivable	2,566	12,183	(5,813)
Unbilled costs and fees	(402)	643	2,384
Inventories	1,795	(8,271)	13,761
Prepaid expenses and other assets	3,257	(5,237)	3,636
Accrued income taxes	—	(2,338)	244
Accounts payable	(1,873)	(3,418)	2,247
Deferred revenue	4,834	(6,501)	(6,430)
Customer deposits	(1,169)	(2,633)	390
Accrued expenses and other liabilities	(4,387)	(7,991)	(4,051)
Total adjustments	11,609	(12,115)	17,429
Net cash provided by (used for) operating activities	8,360	(11,136)	32,546
Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	24,472	92,471	88,040
Purchases of short-term instruments	—	(29,211)	(69,668)
Purchases of equipment and leasehold improvements	(1,598)	(2,580)	(1,821)
Net cash provided by investing activities	22,874	60,680	16,551
Cash flows from financing activities:
(Increase) decrease in restricted cash	(845)	8,515	(1,399)
Repurchase of shares of common stock	(3,131)	(36,472)	(12,306)
Payment of common stock dividends	(14,453)	(15,607)	(15,713)
Repayment of leasehold financing	—	(653)	(1,488)
Proceeds from exercise of stock options	—	1,074	3,525
Tax benefit (expense) on share based compensation	(69)	291	9
Net cash used for financing activities	(18,498)	(42,852)	(27,372)
Net increase in cash and cash equivalents	12,736	6,692	21,725
Cash and cash equivalents at beginning of year	68,835	62,143	40,418
Cash and cash equivalents at end of year	$81,571	$68,835	$62,143
Supplemental disclosures of cash flow information:
Write-off of asset and related leasehold financing liability (Note 2)	$—	$2,262	$—
Interest paid	$—	$18	$53
Income taxes paid	$205	$5,102	$8,723

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

Cash and Cash Equivalents

The Company considers all investments, including money market funds and treasury bills, with original maturities of 90 days or less to be cash equivalents.  The Company maintains cash and cash equivalent balances with financial institutions that exceed federally insured limits.  The Company has not experienced any losses related to these balances, and management believes its risk of loss to be minimal.

Restricted Cash

Restricted cash consists of collateral for bid bonds and performance bonds issued related to customer contracts.

Short-term Investments and Cash Equivalents

Short-term investments and cash equivalents consist of investments in corporate debentures/bonds, government agency bonds, treasury bills, money market funds. These investments are classified as available-for-sale and are recorded at their fair values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Accounts Receivable and Unbilled Costs and Fees

Accounts receivable are recorded at the invoiced amount. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.  It is the Company’s policy to write off receivables when management determines the receivable has become uncollectible. Activity in the allowance for doubtful accounts is as follows:

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions or Write- offs Charged to Reserves	Balance at End of Year
Fiscal 2016	$333	$472	$8	$797
Fiscal 2015	$323	$10	$—	$333
Fiscal 2014	$351	$(27)	$1	$323

Included in accounts receivable and unbilled costs and fees at March 31, 2016 and 2015 are $5,489,000 and $6,696,000, respectively, attributable to both prime and subcontracts with federal and state governments. The Company establishes a reserve against unbilled costs and fees based on known troubled accounts or contracts, historical experience, and other currently available evidence. There was no activity in the reserve for unbilled costs and fees during fiscal 2016, 2015 and 2014.

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

The components of inventories at March 31, 2016 and 2015, net of inventory reserves, were as follows:

(In thousands)	2016	2015
Raw materials, completed subassemblies and spare parts	$19,605	$20,334
Work-in-process	14,847	17,853
Finished goods	3,988	2,796
Total	$38,440	$40,983

The Company periodically reviews quantities of inventory on hand and compares these amounts to expected usage of each particular product or product line. The Company records, as a charge to cost of sales and contracts, any amounts required to reduce the carrying value to net realizable value.

Activity in the reserve for excess or obsolete inventory is as follows:

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions / Write- offs Charged to Reserves	Balance at End of Year
Fiscal 2016	$8,294	$748	$664	$8,378
Fiscal 2015	$10,865	$664	$3,235	$8,294
Fiscal 2014	$11,052	$1,355	$1,542	$10,865

Equipment and Leasehold Improvements

The Company provides for depreciation and amortization of its fixed assets on a straight-line basis over estimated useful lives of 1-25 years or remaining lease terms. Expenditures for normal maintenance and repairs are charged to expense as incurred. Significant additions, renewals or betterments that extend the useful lives of the assets are capitalized at cost. The cost and accumulated depreciation applicable to equipment and leasehold improvements sold, or otherwise disposed of, are removed from the accounts, and any resulting gain or loss is included in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Equipment and leasehold improvements consisted of the following at March 31, 2016 and 2015:

(In thousands)	Estimated Useful Lives	2016	2015
Leasehold improvements	Lesser of 25 years or remaining lease term	$7,789	$8,003
Equipment and tooling	5-10 years	6,759	5,871
Computer equipment and software	3-5 years	24,616	24,490
Furniture and fixtures	5-7 years	2,572	2,572
Demo and test equipment	2-5 years	8,782	8,596
Leased equipment	1-2 years or life of lease	63	63
Motor vehicles	3-5 years	87	74
Total		50,668	49,669
Less accumulated depreciation and amortization		(44,191)	(40,958)
Equipment and leasehold improvements, net		$6,477	$8,711

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

Infrequently, the Company receives requests from customers to hold product being purchased for a valid business purpose. The Company recognizes revenue for such arrangements provided the transaction meets, at a minimum, the following criteria: a valid business purpose for the arrangement exists; risk of ownership of the purchased product has transferred to the buyer; there is a fixed delivery date that is reasonable and consistent with the buyer’s business purpose; the product is ready for shipment; the Company has no continuing performance obligation in regards to the product and the products have been segregated from its inventories and cannot be used to fill other orders received.   There was no product being held under these arrangements at March 31, 2016, March 31, 2015 or March 31, 2014.

Certain of the Company’s contracts are multiple-element arrangements, which include standard products, custom-built systems or contract engineering projects, services (such as training), and service and maintenance contracts. In accordance with FASB ASC 605-25, Revenue Recognition — Multiple Element Arrangements, revenue arrangements that include multiple elements are analyzed to determine whether the deliverables can be divided into separate units of accounting or treated as a single unit of accounting. The Company allocates arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method.  The selling price used for each deliverable is based on (a) vendor-specific objective evidence if available; (b) third-party evidence if vendor-specific objective evidence is not available; or (c) estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. Discounts, if applicable, are allocated proportionally on the basis of the relative selling price of each deliverable. Generally, there is no customer right of return provision in the Company’s sales agreements.  Revenues are allocated to a product or service when the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; and (2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. The amount allocable to the delivered item’s or items’ unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions.

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

The Company records billed shipping and handling fees and billed out-of-pocket expenses as revenue and the associated costs as cost of goods sold in the accompanying Consolidated Statements of Operations and Comprehensive I (Loss).

Training and service contracts deliverables are accounted for separately from the delivered product elements as the Company’s undelivered products have value to its customers on a stand-alone basis. Accordingly, this service revenue is deferred and recognized as such services are performed.

Certain contracts require payments from the customer upon execution of the agreement that are included in customer deposits. Individual customer deposits are reduced by the amount of revenue recognized on the contract until a zero balance is reached. Revenue recognized in excess of billings under the contracts is included in unbilled costs and fees in the accompanying

Consolidated Balance Sheets. Of the amounts in unbilled costs and fees at March 31, 2016, 98% are expected to be billed and collected during fiscal 2017.

Under the terms of certain cost reimbursement contracts, the Company is not permitted to bill customers a specified portion of the contract value until completion. Such retainages (approximately $76,000 and $40,000 at March 31, 2016 and March 31, 2015, respectively) result from both commercial contract retentions and government contract withholdings generally for up to 15% of fees, as well as the difference between the actual and provisional indirect cost billing rates. Retainages are included in the accompanying Consolidated Balance Sheets as components of unbilled costs and fees. The accuracy and appropriateness of the Company’s direct and indirect costs and expenses under these cost reimbursement contracts and its accounts receivable recorded pursuant to such contracts, are subject to regulation and audit, including by the U.S. Defense Contract Audit Agency (“DCAA”) or by other appropriate agencies of the U.S. government.  Such agencies  have the right to  challenge  the  Company’s  cost  estimates  or allocations  with  respect  to any  government  contract.  Additionally, a portion of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies.  Historically, such audits have not resulted in any significant disallowed costs.

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

Impairment is assessed by comparing the estimated undiscounted cash flows over the asset’s remaining life to the carrying amount of the asset. If the estimated cash flows are insufficient to recover the asset, an impairment loss is recognized based on the difference between the carrying value of the asset and the fair value of the asset less any costs of disposal.  No impairment costs were recorded in the fiscal years ended March 31, 2016, 2015 and 2014.

Accrued Salaries and Benefits

Accrued salaries and benefits at March 31, 2016 and March 31, 2015 include the following:

(In thousands)	2016	2015
Accrued payroll and payroll related taxes	$889	$1,145
Accrued incentive compensation	1,859	3,849
Accrued vacation	1,496	1,775
Accrued severance	321	—
Total accrued salaries and benefits	$4,565	$6,769

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

Other Current Liabilities

Other current liabilities at March 31, 2016 and March 31, 2015 include the following:

(In thousands)	2016	2015
Other accrued expenses	$2,075	$3,277
Accrued contract related costs	156	1,736
Accrued professional fees	753	433
Accrued sales commissions	219	290
Total other current liabilities	$3,203	$5,736

Research and Development

Internally funded research and development costs including direct labor, material, subcontractor expenses and related overheads are expensed as incurred. Internally funded research and development costs were $21,722,000, $23,390,000 and $22,089,000, in fiscal 2016, 2015, and 2014, respectively.  In addition, the Company recognized revenues of $986,000, $918,000 and $698,000 in fiscal 2016, 2015, and 2014, respectively, related to government and customer-sponsored research and development earned primarily on a cost reimbursement and fee basis as discussed above.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, unbilled costs and fees, accounts payable and letters of credit. The recorded amounts of these instruments approximate their fair value (see Note 8).

Income per Common and Potential Common Shares

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share under the two-class method.  Diluted earnings per share include the dilutive impact of options and restricted stock units using the average share price of the Company’s common stock for the period. For the years ended March 31, 2016, 2015, and 2014, respectively, common stock equivalents of approximately 218,000, 211,000 and 176,000 are excluded from diluted earnings per share, as their effect is anti-dilutive.

(In thousands except per share amounts)	March 31, 2016	March 31, 2015	March 31, 2014
Earnings per Share — Basic:
Net (loss) income	$(3,249)	$979	$15,117
Less: Distributed and undistributed earnings (losses) to unvested restricted stock units	30	2	(44)
Distributed and undistributed earnings to common shareholders — Basic	$(3,219)	$981	$15,073
Weighted average number of common shares outstanding — basic	7,161	7,723	7,846
(Loss) income per share — basic	$(0.45)	$0.13	$1.92

Earnings per Share — Diluted:
Weighted average number of common shares outstanding — basic	7,161	7,723	7,846
Dilutive effect of stock-based awards	—	6	35
Weighted average number of common and potential common shares outstanding — diluted	7,161	7,729	7,881
(Loss) income per share — diluted	$(0.45)	$0.13	$1.91

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. Accordingly, the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance against any net deferred tax assets if it is more likely than not that they will not be realized. The Company accounts for uncertain tax positions using a “more-likely-

than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.   The Company recognizes interest and penalties related to income tax matters in other income (expense) in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Two international customers accounted for 36% of the accounts receivable balance at March 31, 2016.  The Company generally requires letters of credit and/or deposits or prepayments from international customers.

Common Stock Dividends

In May 2007, the Company began declaring quarterly cash dividends for its common stock shareholders.   Common stock cash dividends declared during the fiscal year ended March 31, 2016 were as follows:

Date Declared	Dividend per common share
May 11, 2015	$0.50
August 6, 2015	0.50
November 9, 2015	0.50
February 8, 2016	0.50
Fiscal year ended March 31, 2016	$2.00

On May 9, 2016, the Company declared a quarterly dividend of $0.50 for holders of record on May 23, 2016 to be paid June 1, 2016.

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

The Company recognized $1,607,000, $2,771,000 and $2,501,000 of stock-based compensation costs in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended March 31, 2016, 2015 and 2014, respectively. The income tax benefit related to such compensation for the years ended March 31, 2016, 2015 and 2014 was approximately $629,000, $985,000 and $833,000, respectively.

The following table summarizes share-based compensation costs included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

	Fiscal Year Ended
(In thousands)	March 31, 2016	March 31, 2015	March 31, 2014
Cost of sales and contracts	$248	$773	$867
Selling, general and administrative	1,359	1,998	1,634
Total share-based compensation expense before tax	$1,607	$2,771	$2,501

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

In June 2014, the FASB issued ASU 2014-12, Compensation — Stock Compensation (Topic 718). ASU 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period.  The Company opted to adopt the provisions of ASU 2015-17 for the fiscal year ended March 31, 2016 on a prospective basis.  The adoption of ASU 2015-17 did not have a material effect on the Company’s financial position and resulted in the classification of the net tax position as a long term asset in the Consolidated Balance Sheet at March 31, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends FASB ASC Topic 718, Compensation — Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

2. LEASE AGREEMENTS

The Company leases certain facilities under non-cancelable operating leases with various renewal options. For operating leases which contain fixed escalations in rental payments, the Company records the total rent payable on a straight-line basis over the original lease term. The Company incurred $2,479,000, $1,787,000 and $1,030,000 of operating rent expense in the fiscal years ended March 31, 2016, 2015, and 2014, respectively.

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

At the completion of the construction of the initial renovations in February 2006, the lease was reviewed for potential sale-leaseback treatment in accordance with ASC 840 Leases.  Based on this review, it was determined that the lease did not qualify for sale-leaseback treatment.  As a result, the building and tenant improvements recorded and the associated lease financing liabilities remained on the Company’s financial statements.  The lease financing liability was amortized over the lease term based on the payments designated in the agreement, and the building and tenant improvement assets began to be depreciated on a straight line basis over the remaining lease term.

In October 2014, the Company entered into an amendment of its lease agreement for the Billerica facilities extending the term of the lease through February 28, 2023 with an adjusted rent schedule commencing October 1, 2014. Due to certain provisions of the amended lease agreements which removed certain continuing financing obligations related to the building, it was determined that the lease no longer qualified as a capital lease and as such, the Company removed the capitalized building, associated accumulated depreciation and lease financing liability from its books and records.  The associated gain from the disposal of the building of $381,000 was deferred and is being amortized over the modified lease term of the property.

Future minimum rental payments under the Company’s non-cancelable leases, excluding real estate taxes, insurance and operating costs paid by the Company, required over the terms of the leases are as follows (in thousands):

Year Ending March 31,	Operating Leases
2017	$1,439
2018	1,741
2019	1,745
2020	1,791
2021	1,838
Thereafter	3,604
Total payments	$12,158

3. LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with bid bonds or performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which is remote in management’s opinion.  At March 31, 2016, the Company had outstanding $13,516,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 63% of the outstanding letters of credit.   This resulted in a restricted cash balance of $7,246,000 at March 31, 2016 of which $437,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

4. INCOME TAXES

The (benefit from) provision for income taxes for the years ended March 31, 2016, 2015, and 2014 consisted of the following:

(In thousands)	2016	2015	2014
Current:
Federal	$(2,697)	$(2,688)	$6,870
State	4	19	281
Foreign	178	70	88
	(2,515)	(2,599)	7,239
Deferred:
Federal	457	2,691	528
State	(372)	(208)	(358)
Change in valuation allowance	172	184	207
	257	2,667	377
(Benefit from) provision for income taxes	$(2,258)	$68	$7,616

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended March 31, 2016 is as follows:

(In thousands)	2016	2015	2014
(Benefit from) provision for income taxes at statutory rate	$(1,928)	$366	$7,957
State tax benefit net of federal effect	(239)	(122)	(50)
Stock based compensation	57	(60)	51
Research tax credits	(624)	(396)	(294)
Qualifying manufacturing credits	—	—	(288)
Change in valuation allowance	172	184	207
Other	304	96	33
(Benefit from) provision for income taxes	$(2,258)	$68	$7,616

For the fiscal year ended March 31, 2016, the Company elected to early adopt on a prospective basis the provisions of ASU 2015-17 which eliminated the requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet.  The adoption of ASU 2015-17 did not have a material effect on the Company’s financial position and results of operations.

The significant components of the net deferred tax assets at March 31, 2016 and 2015 are as follows:

	March 31, 2016		March 31, 2015
(In thousands)	Current	Non-current	Current	Non-current
Deferred tax assets (liabilities):
Accounts receivable and unbilled costs and fees	$—	$277	$—	$119
Inventory	—	3,293	150	2,964
Deferred revenue	—	330	—	1,265
Accrued vacation	—	468	571	—
Accrued warranty costs	—	60	57	—
Depreciation	—	1,127	—	569
Accrued contract costs	—	(660)	168	(905)
Unearned compensation	—	2,749	1,407	2,295
State net operating losses and credit carryforwards	—	1,592	—	1,334
Research and development credits	—	403	—	—
Other	—	23	133	(355)
Deferred income tax assets	—	9,662	2,486	7,286
Valuation allowance	—	(1,481)	—	(1,334)
Net deferred income tax assets	$—	$8,181	$2,486	$5,952

As of March 31, 2016 and March 31, 2015, the Company had $2,244,000 and $2,053,000 of state credit carryforwards, respectively.   Of these amounts, approximately $308,000 and $244,000 at March 31, 2016 and March 31, 2015, respectively, have unlimited carryforward and the remaining balances expire in various years through 2031.

At March 31, 2016 and March 31, 2015, the Company had a deferred tax valuation allowance of $1,481,000 and $1,334,000, respectively, on state credit carryforwards and other deferred tax assets for which management believes it is more-likely-than-not that realization of these assets will not occur.

As of March 31, 2016 and March 31, 2015, the Company had $14,742,000 and $8,062,000 of state net operating loss carryforwards, respectively.  These losses will begin to expire after fiscal year 2035.

As of March 31, 2016, the Company had $178,000 of foreign tax credits.  These credits will begin to expire after fiscal year 2026.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2013 through 2015 and by various state taxing authorities for the years ending March 31, 2012 through 2015.

The Company believes that there are no uncertain tax positions that require a reserve as of March 31, 2016.

In December 2015, the Research and Experimentation Credit, as defined by Internal Revenue Code Section 41 was reinstated retroactively to January 1, 2015.  Due to this retroactive reinstatement, there was a significant impact on the rate for the year ended March 31, 2016.

5. WARRANTY OBLIGATIONS

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at time of shipment or delivery. Accrual rates are based upon historical experience over the preceding twelve months and management’s judgment of future exposure. Warranty experience for the years ended March 31, 2016 and 2015 is as follows:

(In thousands)	2016	2015
Warranty accrual at beginning of period	$159	$404
Accruals for warranties issued during the period	338	237
Adjustment of preexisting accrual estimates	(246)	(217)
Warranty costs incurred during period	(77)	(265)
Warranty accrual at end of period	$174	$159

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

During the fiscal year ended March 31, 2016, the Company repurchased 88,056 shares of common stock under this Program at an average price of $35.56.  As of March 31, 2016, the remaining balance available under the programs to repurchase shares was $10,355,000.

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees. The Company had the following stock option plans outstanding as of March 31, 2016: the 2005 Equity and Incentive Plan, and the 2014 Equity

and Incentive Plan. There are 390,000 shares remaining available for issuance under the 2014 Equity and Incentive Plan.  Vesting periods are at the discretion of the Board of Directors and typically range from one to three years.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

Stock Options:    A summary of the Company’s stock option activity is as follows:

	2016		2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	191,834	$66.03	224,964	$62.75	315,162	$56.72
Options granted	—	—	—	—	—	—
Options exercised	—	—	(26,224)	40.93	(84,853)	41.55
Options canceled or expired	(51,901)	59.34	(6,906)	54.58	(5,345)	43.66
Options outstanding, end of year	139,933	$68.51	191,834	$66.03	224,964	$62.75
Options exercisable, end of year	139,933	$68.51	191,834	$66.03	223,150	$62.76

The following summarizes certain data for options outstanding and exercisable at March 31, 2016:

	Number of Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding and exercisable:	83,752	$60.66-$69.99	$64.24	1.95
	56,181	$70.00-$75.82	74.87	3.52
	139,933	$60.66-$75.82	$68.51	2.58

The total intrinsic value, representing the difference between market value on the date of exercise and the option price, of stock options exercised during fiscal 2015 and 2014 was $616,000 and $1,906,000, respectively.  There were no options exercised during the fiscal year ended March 31, 2016.  As of March 31, 2016, there was no unrecognized compensation cost related to non-vested stock option awards granted under the Company’s stock plans.

The Company realizes a tax deduction upon the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options due to the recognition of compensation expense in the calculation of its taxable income. The amount of the compensation recognized for tax purposes is based on the difference between the market value of the common stock and the option price at the date the options are exercised and/or sold. The Company receives an additional tax benefit (expense) when restricted stock vests at a higher (lower) value than the value used to recognize compensation expense at the date of grant.  These tax benefits (expenses) are recorded to additional paid-in capital if it is considered more likely than not that they will be realized. During fiscal 2016, 2015 and 2014, a tax (expense) benefit of $(69,000), $291,000 and $9,000, respectively, was recorded to additional paid-in capital for exercises and/or sales of stock options or stock.

Restricted Stock and Restricted Stock Units:  The Company has instituted long term incentive plans for certain key employees. These plans call for the issuance of restricted stock, restricted stock units, stock options, and/or cash awards which vest upon the achievement of certain performance based goals as well as service time incurred. In fiscal year 2016, this award consisted of time based and performance based restricted stock unit awards.  In fiscal years 2015 and 2014, this award consisted of restricted stock unit awards and cash.

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

Non-vested restricted stock and stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of March 31, 2016 there was $3,491,000 of total unrecognized compensation cost related to non-vested restricted stock and stock unit awards granted under the Company’s stock plans. This cost is expected to be recognized over a weighted average of 1.6 years.

A summary of the Company’s restricted stock and stock unit activity is as follows:

	2016		2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Unvested restricted stock and units outstanding, beginning of year	91,837	$62.99	72,000	$61.30	28,109	$66.20
Granted	121,939	43.54	65,950	63.67	70,515	60.52
Vested	(28,894)	53.38	(33,834)	60.89	(22,561)	64.53
Forfeited	(18,930)	57.42	(12,279)	62.53	(4,063)	63.73
Unvested restricted stock and units outstanding, end of year	165,952	$51.01	91,837	$62.99	72,000	$61.30

7. BUSINESS SEGMENT INFORMATION

In accordance with the provisions of FASB ASC 280-10, Segment Reporting, the Company has determined that it has only one operating segment, the X-ray product segment. This includes X-ray inspection and other detection products for homeland security, force protection and other critical defense applications. The equipment is purchased by sophisticated government and commercial clients focused on the detection of organic material in complex backgrounds and the ability to see the contents of containers with precision.

Geographical Data

All of the Company’s export sales originate from the United States.  At March 31, 2016, less than 4% of the Company’s assets were in foreign countries.  The foreign assets were comprised of cash in foreign banks, inventory in international depots for field replacements and systems shipped internationally but not accepted by fiscal year end.

The following table shows the breakdown of net sales and contract revenues from international and domestic customers based upon customer’s country of domicile and the major regions of international activity:

Net Sales and Contract Revenues

	Fiscal Year
(Dollars in thousands)	2016		2015		2014
Domestic	$54,870	53%	$52,130	41%	$94,427	50%
International	48,117	47%	74,620	59%	95,822	50%
Net Sales and Contract Revenues	$102,987	100%	$126,750	100%	$190,249	100%

Middle East & Africa		62%		63%		72%
Americas — Non-US		10%		15%		11%
Asia / Pacific		22%		16%		11%
Europe		6%		6%		6%

In fiscal 2016, the Company had international sales to one country which accounted for 10% of the total sales of the Company.  In fiscal 2015, the Company had international sales to one country which accounted for 16% of the total sales of the Company.  In fiscal 2014, the Company had international sales to one country which accounted for 15% of the total sales of the Company.

Major Customers:  Sales to major customers (representing in excess of 10% of consolidated revenues) consisted of the following:

Fiscal 2016:   $18,442,000 and $16,837,000, respectively, to two customers.

Fiscal 2015:   $26,771,000 and $16,212,000, respectively, to two customers.

Fiscal 2014:   $33,886,000, $25,863,000 and $25,078,000, respectively, to three customers.

Domestically, the Company’s primary client base is comprised of agencies of the U.S. government. Approximately 49%, 37% and 46% of the Company’s sales in fiscal 2016, 2015, and 2014 respectively, were derived from either (i) contracting directly with the U.S. government, or (ii) contracting with contractors working directly with the U.S. government. Certain of the

Company’s contracts with the U.S. government provide the U.S. government with the standard unilateral right to terminate these contracts for convenience.   There were no terminations for convenience in the fiscal years ended March 31, 2016, 2015 or 2014.

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

The following table presents the financial assets and liabilities the Company measured at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2016 and March 31, 2015:

(In thousands)	March 31, 2016	March 31, 2015
Level 1 — Financial Assets
Money market funds	$66,566	$51,784
Treasury bills	—	5,403
Total Level 1 Financial Assets	66,566	57,187
Level 2 — Financial Assets
Corporate debentures/bonds	—	13,813
Government agency bonds	—	5,317
Total Level 2 Financial Assets	—	19,130
Total cash equivalents and short-term investments	$66,566	$76,317

The following investments at March 31, 2015 are classified as available-for-sale and are recorded at their fair values using the specific identification method. The unrealized holding gains or losses on these securities are included as a component of comprehensive income (loss) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015:
Short-term investments:
Corporate debentures/bonds	$13,823	$—	$(10)	$13,813
Government agency bonds	5,315	2	—	5,317
Treasury bills	5,400	3	—	5,403
Total short-term investments	$24,538	$5	$(10)	$24,533

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, the Company enters into purchase orders with its vendors for the purchase of materials or services to meet its production needs. At March 31, 2016, the Company had $26,842,000 of open purchase orders which are expected to be fulfilled within the next two years. Certain single source vendors, or vendors producing custom material, require significant lead times from order to delivery of their material. Should the demand for the Company’s products decline significantly, or should there be a significant shift in the mix of products being demanded, the Company may incur cancellation charges or be required to receive inventory in excess of current demand related to these commitments, that could be material to the Company’s results of operations. To date, the Company has not experienced any material losses related to cancellation penalties.

Retirement Savings Plan

The Company maintains a 401(k) Retirement Savings Plan (the “Plan”) for all employees.  Employees are immediately eligible to participate in the Plan upon hire.  The Plan is funded by elective employee contributions of up to 100% of their compensation up to IRS limits. Under the Plan the Company at its discretion matches 50% of the first 6% of employee contributions for each participant in the form of Company common stock or cash. Expenses under the Plan, consisting of Company contributions which were made solely in cash totaled $769,000, $969,000 and $927,000 in 2016, 2015 and 2014, respectively.

Legal Matters

The Company continues to cooperate with the Office of the Inspector General (“OIG”) of the U.S. General Services Administration (“GSA”) with respect to a subpoena issued on April 17, 2015.  The investigation relates to the Company’s discount practices and compliance with the pricing provisions of the Company’s GSA Schedule contract.  AS&E produced responsive materials to the GSA OIG from May 2015 through February 2016.  The Company continues to cooperate fully with the investigation and at this time management is unable to predict the outcome of the investigation or estimate the amount of possible loss or range of loss with any certainty.  It is possible that the investigation could lead to claims or findings of violations of the False Claims Act in connection with the Company’s GSA contracting activity. Violations of the False Claims Act could result in the imposition of damages, including up to treble damages, plus civil penalties in some cases. The Company has incurred, and will continue to incur, legal costs in connection with the investigation, and could incur other costs, damages or penalties, depending on its outcome, which could be material.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

FOR THE YEARS ENDED MARCH 31, 2016 AND MARCH 31, 2015

(In thousands, except per share amounts)

	2016 by quarter				2015 by quarter
	1st	2nd	3rd	4th(1)	1st	2nd(2)	3rd	4th
Net sales and contract revenues	$31,444	$25,137	$22,173	$24,233	$35,537	$23,066	$36,980	$31,167
Gross profit	$14,426	$12,354	$10,896	$8,554	$16,469	$9,683	$17,107	$14,003
Operating income (loss)	$(733)	$831	$(1,373)	$(4,055)	$2,272	$(5,853)	$3,812	$934
Net income (loss)	$(515)	$464	$(464)	$(2,734)	$1,454	$(3,906)	$2,554	$877
Net income (loss) per share (3)
— Basic	$(0.07)	$0.06	$(0.06)	$(0.38)	$0.18	$(0.49)	$0.32	$0.12
— Diluted	$(0.07)	$0.06	$(0.06)	$(0.38)	$0.18	$(0.49)	$0.32	$0.12

(1)                     The fourth quarter of fiscal 2016 results were negatively impacted by $1.3 million in costs related to a force reduction and $0.7 million in costs for a write off of inventory, and $1.2 million in costs related to a project abandoned in the fourth quarter of fiscal 2016.

(2)                     The second quarter of fiscal 2015 results were negatively impacted by the accrual of $1.4 million in costs related to a force reduction.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

DATED: May 24, 2016	By:	/s/ CHARLES P. DOUGHERTY

Charles P. Dougherty
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES P. DOUGHERTY	Director and President and Chief Executive Officer (Principal Executive Officer)	May 24, 2016
Charles P. Dougherty

/s/ DIANE J. BASILE	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 24, 2016
Diane J. Basile

/s/ HAMILTON W. HELMER	Chairman of the Board, Director	May 24, 2016
Hamilton W. Helmer

/s/ DON R. KANIA	Director	May 24, 2016
Don R. Kania

/s/ JOHN SANDERS	Director	May 24, 2016
John Sanders

/s/ ROBERT N. SHADDOCK	Director	May 24, 2016
Robert N. Shaddock

/s/ MARK S. THOMPSON	Director	May 24, 2016
Mark S. Thompson

/s/ JENNIFER L. VOGEL	Director	May 24, 2016
Jennifer L. Vogel

EXHIBIT INDEX

Exhibit Number		Description of Exhibit (and Statement of Incorporation by Reference, If Applicable)

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

Form of Restricted Stock Agreement (Performance) under the Company’s 2005 Equity and Incentive Plan (filed as Exhibit 10.45 to the Company’s filing on Form 10-K dated June 9, 2010 and incorporated herein by reference)

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

10.38	*	Fiscal Year 2016 Short Term Incentive Plan Agreement (incorporated by reference to Exhibit 10.1 to American Science and Engineering’s Current Report on Form 8-K filed on June 25, 2015)
10.39	*

Form of American Science and Engineering, Inc. Time-Based Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 4, 2015 and incorporated herein by reference)

10.40	*

Form of American Science and Engineering, Inc. Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated August 4, 2015 and incorporated herein by reference)

10.45	*

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

The following materials from the Annual Report on Form 10-K of American Science and Engineering, Inc. for the year ended March 31, 2016, filed on May 24, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statement of Changes in Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

†   Filed herewith

*   Management contract or compensatory plan