Form 10-Q
period 2016-06-30
AMERICAN SCIENCE & ENGINEERING, INC.
filed 2016-08-08
CIK 5768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock, $0.66 2/3 par value, outstanding as of July 29, 2016 was 7,138,104.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)	June 30, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$74,104	$81,571
Restricted cash	7,989	6,809
Accounts receivable, net of allowances of $824 and $797 at June 30, 2016 and March 31, 2016, respectively	21,837	19,086
Unbilled costs and fees	2,107	2,250
Inventories, net	39,465	38,440
Prepaid expenses and other current assets	7,026	7,755
Total current assets	152,528	155,911
Equipment and leasehold improvements, net	6,087	6,477
Restricted cash	437	437
Deferred income taxes	9,274	8,181
Other assets	211	223
Total assets	$168,537	$171,229

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,550	$5,327
Accrued salaries and benefits	4,334	4,565
Accrued warranty costs	226	174
Deferred revenue	7,733	8,700
Customer deposits	13,926	12,787
Other current liabilities	3,944	3,203
Total current liabilities	35,713	34,756
Deferred revenue	3,803	4,508
Other long-term liabilities	1,110	842
Total liabilities	40,626	40,106
Stockholders’ equity:
Preferred stock, no par value, 100,000 shares authorized; no shares issued	—	—
Common stock, $0.66 2/3 par value, 20,000,000 shares authorized; 7,138,104 and 7,137,081 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	4,758	4,757
Capital in excess of par value	2,104	1,772
Retained earnings	121,049	124,594
Total stockholders’ equity	127,911	131,123
Total liabilities and stockholders’ equity	$168,537	$171,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

		For the Three Months Ended
	(In thousands, except per share amounts)	June 30, 2016	June 30, 2015
	Net sales and contract revenues:
	Net product sales and contract revenues	$16,116	$19,141
	Net service revenues	12,101	12,303
	Total net sales and contract revenues	28,217	31,444

	Cost of sales and contracts:
	Cost of product sales and contracts	8,612	10,620
	Cost of service revenues	6,380	6,398
	Total cost of sales and contracts	14,992	17,018
	Gross profit	13,225	14,426

	Expenses:
	Selling, general and administrative expenses	8,053	8,270
	Research and development costs	5,095	6,889
	Total operating expenses	13,148	15,159

	Operating income (loss)	77	(733)

	Other income (expense):
	Interest and investment income	88	34
	Other expense, net	(86)	(93)
	Total other income (expense)	2	(59)
	Income (loss) before provision for (benefit from) income taxes	79	(792)
	Provision for (benefit from) income taxes	25	(277)
	Net income (loss)	$54	$(515)
	Other comprehensive income (loss):
	Unrealized gain on available for sale securities (net of tax)	—	1
	Comprehensive income (loss)	$54	$(514)

Income (loss) per share	—Basic	$0.01	$(0.07)
	—Diluted	$0.01	$(0.07)
Weighted average shares	—Basic	7,135	7,161
	—Diluted	7,136	7,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN SCIENCE AND ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income (loss)	$54	$(515)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	653	1,006
Provisions for contracts, inventory and accounts receivable reserves	101	35
Amortization of bond premium	—	34
Stock compensation expense	588	334
Deferred income taxes	(1,093)	—
Other	6	—
Changes in assets and liabilities:
Accounts receivable	(2,778)	(3,114)
Unbilled costs and fees	143	(2,475)
Inventories	(1,099)	3,706
Prepaid expenses and other assets	741	1,101
Accounts payable	223	(3,141)
Customer deposits	1,139	(2,474)
Deferred revenue	(1,672)	309
Accrued expenses and other liabilities	830	(645)
Net cash used for operating activities	(2,164)	(5,839)

Cash flows from investing activities:
Proceeds from sales and maturities of short-term investments	—	3,380
Purchases of property and equipment, net	(269)	(258)
Net cash (used for) provided by investing activities	(269)	3,122

Cash flows from financing activities:
(Increase) decrease in restricted cash	(1,180)	855
Repurchase of shares of common stock	(154)	(2,263)
Reduction in income taxes due to the tax impact of employee stock options	(103)	—
Payment of common stock dividend	(3,597)	(3,611)
Net cash used for financing activities	(5,034)	(5,019)

Net decrease in cash and cash equivalents	(7,467)	(7,736)
Cash and cash equivalents at beginning of period	81,571	68,835
Cash and cash equivalents at end of period	$74,104	$61,099

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

The unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required by Form 10-K. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, or fiscal 2016, as filed with the Securities and Exchange Commission on May 24, 2016.

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

The other significant accounting policies followed by the Company and its subsidiaries in preparing its consolidated financial statements are set forth in Note 1 to the consolidated financial statements included in its Form 10-K for the year ended March 31, 2016.  There have been no changes to the Company’s critical accounting policies during the three months ended June 30, 2016.

Proposed Merger

On June 20, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OSI Systems, Inc., a Delaware corporation (“OSI”), and its newly formed, wholly owned subsidiary, Apple Merger Sub, Inc., a Massachusetts corporation (“Merger Sub”), providing for, subject to the terms and conditions of the Merger Agreement, the acquisition of the Company by OSI at a price of $37.00 per share in cash, without interest and subject to deduction for any required tax withholding (the “Merger Consideration”), through the merger of Merger Sub into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of OSI.  In connection with the Merger, each share of the Company’s common stock, par value $0.66 2/3 (each, a “Share”) issued and outstanding immediately prior to the effective time of the merger (the “Effective Time”) (other than Shares owned by OSI, Merger Sub or any subsidiary of OSI or the Company immediately prior to the Effective Time or Shares held by a shareholder who has not voted in favor of the Merger Agreement or the Merger or consented thereto in writing and has perfected and not withdrawn a demand for appraisal rights of such Shares in accordance with the Massachusetts Business Corporation Act) will be canceled and extinguished and automatically converted into the right to receive the Merger Consideration.

During the period before the closing of the Merger or termination of the Merger Agreement, the Company is not permitted to pay any further dividends or make any distributions on its capital stock, or to purchase, retire, redeem or otherwise acquire any shares of its capital stock (subject to limited exceptions with respect to shares issued pursuant to stock incentive plans), without the prior consent of OSI.

Completion of the Merger is subject to customary closing conditions, including (i) approval of the Merger by the holders of two-thirds of the outstanding Shares, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence in the United States of any order, statute, rule or injunction being in effect that would prohibit consummation of the Merger, (iv) the accuracy of the Company’s and OSI’s representations and warranties, subject to the standards set forth in the Merger Agreement, (v) compliance in all material respects by the Company and OSI with their respective covenants and (vi) the absence of a material adverse effect on the Company.

Each party has agreed to use best efforts to cause the Merger to be consummated and to obtain antitrust approvals. To the extent required to obtain such approvals, OSI has agreed to propose, negotiate, offer to commit and effect divestitures and similar restraints with respect to the assets or businesses of OSI or the Company, except that OSI shall not be required to sell, divest or dispose of assets of the Company’s cargo and/or mobile cargo inspection system businesses, license any Company intellectual property, provide any transition services, or initiate or participate in litigation with respect to any such matters.

The Merger Agreement contains certain termination rights for both the Company and OSI, including if the Merger is not consummated by December 20, 2016 (the “Outside Date”); provided that the Outside Date may be extended to obtain antitrust clearance (i) by three months upon the election of OSI in its sole discretion and (ii) an additional three months thereafter upon the mutual consent of OSI and the Company.

Under the Merger Agreement, the Company is entitled to receive a termination fee of $11 million if all closing conditions other than those relating to antitrust approval for the Merger have been obtained by the Outside Date, as it may be extended, and the Merger Agreement is terminated by OSI or the Company. In addition, the Company is required to pay OSI a termination fee of $11 million if (i) the Merger Agreement is terminated by (a) OSI if the Company’s board of directors changes its recommendation in respect of the Merger or the Company enters into an alternative definitive acquisition agreement or (b) the Company to accept a superior proposal prior to obtaining shareholder approval, or (ii) (a) an alternative transaction or proposal to acquire the Company is publicly made, (b) the Merger Agreement is terminated (x) as a result of the failure of the Merger to occur by the Outside Date, (y) because the Company’s shareholders shall not have approved the Merger or (z) as a result of a material breach by the Company, and (c) within 12 months following the termination of the Merger Agreement the Company enters into a contract providing for the acquisition of the Company or otherwise consummates such a transaction.

On July 15, 2016, the Company filed a definitive proxy statement establishing the date of the special meeting of stockholders as August 31, 2016 to vote (i) to approve the merger agreement; (ii) to approve, on a nonbinding advisory basis, the “golden parachute” compensation that may be payable to our named executive officers in connection with the merger; and (iii) to approve one or more adjournments of the special meeting, if necessary or appropriate in the view of the board of directors of the Company, to solicit additional proxies if there are not sufficient votes at the time of the special meeting to approve the Merger Agreement.

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

During the three months ended June 30, 2016, the Company repurchased 5,600 shares of its common stock at an average price of $27.50.  As of June 30, 2016, the remaining balance available under the Stock Repurchase Program was $10,201,000.

Under the terms of the Merger Agreement, during the period before the closing of the Merger or termination of the Merger Agreement, the Company is not permitted to purchase, retire, redeem or otherwise acquire any shares of its capital stock (subject to limited exceptions with respect to shares issued pursuant to stock incentive plans) without the prior consent of OSI.

Dividends

	Three Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Dividends declared	$0.50	$0.50
Dividends paid	$0.50	$0.50

Under the terms of the Merger Agreement, during the period before the closing of the Merger or termination of the Merger Agreement, the Company is not permitted to pay any further dividends or make any distributions on its capital stock without the prior consent of OSI.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, restricted cash and accounts and unbilled receivables.  At times, the Company maintains cash balances in excess of insured limits. The Company maintains its cash and cash equivalents with major financial institutions.  The Company’s credit risk is managed by investing its cash in money market funds, investment grade corporate debentures/bonds, U.S. government agency bonds, commercial paper, U.S. treasury bills and certificates of deposit.

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

In January 2015 the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items, which eliminates from U.S. GAAP the concept of extraordinary items.  Entities may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted.  ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 (our fiscal year 2018), including interim periods within that reporting period.  The Company opted to adopt the provisions of ASU 2015-17 for the fiscal year ended March 31, 2016 on a prospective basis.  The adoption of ASU 2015-17 did not have a material effect on the Company’s financial position and resulted in the classification of the net tax position as a long-term asset in the Consolidated Balance Sheet at March 31, 2016.

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

The Company recognized $588,000 and $334,000 of stock-based compensation costs for the three months ended June 30, 2016 and June 30, 2015, respectively.  The income tax benefit recognized related to the compensation costs for the three months ended June 30, 2016 and June 30, 2015 was approximately $207,000 and $117,000 respectively.

The following table summarizes stock-based compensation costs included in the Company’s consolidated statements of operations and comprehensive income (loss):

	Three Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Cost of revenues	$121	$(35)
Selling, general and administrative expenses	467	369
Total stock-based compensation expense before tax	$588	$334

Stock Option and Other Compensation Plans

The Company has various stock option and other compensation plans for directors, officers, and employees.  The Company had the following stock plans outstanding as of June 30, 2016: the 2005 Equity and Incentive Plan and the 2014 Equity and Incentive Plan. There are 394,000 shares remaining available for issuance under these plans. Vesting periods are at the discretion of the Board of Directors and typically range from one to three years.  Options under these plans are granted at fair market value and have a term of ten years from the date of grant.

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

Stock Options

The following tables summarize stock option activity for the three months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at March 31, 2016	139,933	$68.51	2.58
Grants	—	—
Exercises	—	—		—
Cancellations	(31,968)	66.52
Options outstanding at June 30, 2016	107,965	$69.10
Options exercisable at June 30, 2016	107,965

Information related to the stock options outstanding as of June 30, 2016 is as follows:

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price ($)	Exercisable Number of Shares	Exercisable Weighted- Average Exercise Price ($)
$ 60.66-$69.99	58,784	1.74	$64.26	58,784	$64.26
$ 70.00-$75.82	49,181	2.90	74.88	49,181	74.88
$ 60.66-$75.82	107,965	2.27	$69.10	107,965	$69.10

There were no options granted in the three months ended June 30, 2016.

As of June 30, 2016, there was no remaining unrecognized compensation cost related to options granted.

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

Non-vested restricted stock and restricted stock unit awards are subject to the risk of forfeiture until the fulfillment of specified conditions. As of June 30, 2016, there was $3,075,000 of total unrecognized compensation costs related to non-vested restricted stock and restricted stock unit awards granted under the Company’s stock plans. These costs are expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes the status of the Company’s non-vested restricted stock and restricted stock unit awards for the three months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value ($)
Outstanding at March 31, 2016	165,952	$51.01
Granted	5,122	34.08
Vested	(11,167)	47.63
Forfeited	(21,199)	48.63
Outstanding at June 30, 2016	138,708	$51.02

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

The components of inventories at June 30, 2016 and March 31, 2016 were as follows:

(In thousands)	June 30, 2016	March 31, 2016
Raw materials, completed sub-assemblies, and spare parts	$19,602	$19,605
Work-in-process	18,024	14,847
Finished goods	1,839	3,988
Total	$39,465	$38,440

4.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per common share is computed by dividing distributed and undistributed earnings to common stockholders by the weighted average number of shares of common stock outstanding during the period.   Share-based payment awards entitling holders to receive non-forfeitable dividends before vesting are considered participating securities and thus are included in the calculation of basic earnings per share under the two-class method.  Diluted earnings per share include the dilutive impact of options, and restricted stock units using the average share price of the Company’s common stock for the period.  For the three months ended June 30, 2016 and June 30, 2015, common stock equivalents of 177,000 and 195,000 shares, respectively, are excluded from diluted earnings per share, as their effect is anti-dilutive.

	Three Months Ended
(In thousands except per share amounts)	June 30, 2016	June 30, 2015
Earnings Per Share - Basic:
Net income (loss)	54	$(515)
Less: Distributed and undistributed earnings (loss) to unvested restricted stock units	6	(6)
Distributed and undistributed earnings (loss) to common shareholders — Basic	48	(509)
Weighted average number of common shares outstanding — basic	7,135	7,161
Net income (loss) per share — basic	$0.01	$(0.07)
Earnings Per Share - Diluted:
Weighted average number of common shares outstanding	7,135	7,161
Add dilutive effect of potential common shares	1	—
Weighted average number of common and potential common shares outstanding — diluted	7,136	7,161
Net income (loss) per share — diluted	$0.01	$(0.07)

5.   LETTERS OF CREDIT

In the normal course of business, the Company may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, the Company would only be liable for the amount of these guarantees in the event of default in the performance of its obligations, the probability of which management believes is low.   As of June 30, 2016, the Company had outstanding $15,763,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 64% of the outstanding letters of credit, resulting in restricted cash balance of $8,426,000 at June 30, 2016, of which $437,000 was considered long-term restricted cash and investments due to the expiration date of the underlying letters of credit.

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

The Company believes that there are no uncertain tax positions that require a reserve as of June 30, 2016.

7.     GUARANTEES

Certain of the Company’s products carry a one-year warranty, the costs of which are accrued for at the time of shipment or delivery.  Accrual rates are based upon historical experience for the trailing twelve months and management’s judgment of future exposure.  Warranty experience for the three months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended
(In thousands)	June 30, 2016	June 30, 2015
Warranty accrual at beginning of period	$174	$159
Accruals for warranties issued during the period	105	91
Adjustment of preexisting accrual estimates	46	35
Warranty costs incurred during period	(99)	(97)
Warranty accrual at end of period	$226	$188

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

9.   COMMITMENTS AND CONTINGENCIES

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

On June 21, 2016, the Company announced that it had entered into a Merger Agreement with OSI and its newly formed, wholly owned subsidiary, Merger Sub providing for, subject to the terms and conditions of the Merger Agreement, the acquisition of the Company by OSI at a price of $37.00 per share in cash, without interest and subject to deduction for any required tax withholding through the merger of Merger Sub into the Company with the Company surviving the Merger as a wholly owned subsidiary of OSI.  The date established for the special meeting of shareholders to vote on the merger has been set for August 31, 2016. Costs incurred related to this merger transaction during the quarter ended June 30, 2016 totaled $2,804,000 which resulted in an after-tax reduction of diluted earnings per share of $0.27.

Net sales and contract revenues for the first quarter of fiscal year ending March 31, 2017, or fiscal 2017, decreased to $28,217,000 compared to revenues of $31,444,000 for the first quarter of fiscal 2016. We reported operating income of $77,000 for the first quarter of fiscal 2017 compared to an operating loss of $733,000 for the first quarter of fiscal 2016.  Net income for the first quarter of fiscal 2017 was $54,000 ($0.01 income per share, on a diluted basis) compared to a net loss of $515,000 ($0.07 loss per share, on a diluted basis) for the first quarter of fiscal 2016. These results represent a 10% decrease in revenues, an $810,000 increase in operating income and a $0.08 increase in earnings (loss) per share when compared to results for the first quarter of fiscal 2016.

The following table presents net sales and contract revenues by product and service categories:

	For the quarter ended
(In thousands)	June 30, 2016	June 30, 2015
Cargo Inspection Systems	$4,337	$8,909
Mobile Cargo Inspection Systems	7,022	7,108
Parcel and Personnel Screening Inspection Systems	3,038	2,506
Other product sales and contract revenue	1,719	618
Total net product sales and contract revenues	16,116	19,141
Net service revenues	12,101	12,303
Total net sales and contract revenues	$28,217	$31,444

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

The critical accounting policies we identified in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2016 are policies related to revenue recognition, inventories and related allowances for obsolete and excess inventory, and income taxes. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on May 24, 2016.  There have been no changes to our critical accounting policies during the three month period ended June 30, 2016.

Results of Operations

Net sales and contract revenues for the first quarter of fiscal 2017 decreased by $3,227,000 to $28,217,000 compared to the net sales and contract revenues of $31,444,000 for the corresponding period in the prior fiscal year.  Product sales and contract revenues decreased by $3,025,000 from the prior year due primarily to a decrease in Cargo Inspection System revenues of $4,572,000 due to continued delays in the fulfillment of orders in backlog due to customer site delays.   This decrease was offset in part by an increase of $532,000 in Parcel and Personnel Inspection Systems revenues due primarily to the fulfillment of two multiunit orders in the quarter and an increase of $1,101,000 in other product revenue attributable to aftermarket parts and additional work performed on a custom product development project.   Net service revenues of $12,101,000 decreased by $202,000 from the corresponding period of the prior year.

Total cost of sales and contract revenues for the first quarter of fiscal 2017 decreased by $2,026,000 to $14,992,000 as compared to the corresponding period a year ago. Cost of product sales and contract revenues decreased by $2,008,000 to $8,612,000 as compared to the corresponding period a year ago.  Cost of product sales and contract revenues represented 53% of revenues versus 55% of revenues for the corresponding period in the prior year.  The increase in product gross margin percentage was due primarily to improved margins on Cargo Inspection Systems as compared to the prior year.  The cost of service revenues for the first quarter of fiscal 2017 decreased by $18,000 to $6,380,000 as compared to the corresponding period a year ago.  Cost of service revenues increased to 53% of revenues from 52% of revenues in the corresponding period.  The resultant decrease in service gross margins in the first quarter of fiscal 2017 is attributable primarily to increase in labor related costs to support systems under fixed price contracts as compared to the prior year.

Selling, general and administrative expenses for the first quarter of fiscal 2017 decreased by 3% to $8,053,000 as compared to $8,270,000 in corresponding period a year ago.  Selling, general and administrative expenses represented 29% of revenues in the current period compared to 26% for the corresponding period in the prior year. This decrease in cost was attributable primarily to decreases in payroll and payroll related costs of $844,000 due to decreased headcount and reduced severance costs, decreases in recurring legal costs of $380,000 from the prior year and decreased marketing related costs of $328,000.  In addition, during the fiscal 2017 quarter, the Company received reimbursement of previously incurred litigation related expenses of $1,076,000.  These decreases were offset in part by $2,804,000 in transaction related costs associated with the proposed merger announced during the quarter.

Company funded research and development expenses for the first quarter of fiscal 2017 decreased by $1,794,000 to $5,095,000 as compared to the corresponding period a year ago.  Research and development expenses represented 18% of revenues in the current quarter compared to 22% for the corresponding period in the prior year. Research and development expenses decreased from the prior year primarily due to cost-cutting measures and headcount reductions effected during the past five quarters.

Other income (expense), net, was $2,000 of income for the first quarter of fiscal 2017 as compared to $59,000 of expense for the corresponding period a year ago.  The increase in other income (expense) was the result of increased investment income as compared to the prior year.

We reported a pre-tax income of $79,000 in the first quarter of fiscal 2017 as compared to a pre-tax loss of $792,000 in the corresponding period due to the factors described above.

Our effective tax rates offsetting our net income was 32.0% for the first quarter of fiscal 2017 as compared to an effective tax rate of 35% for the first quarter of fiscal 2016.

Liquidity and Capital Resources

Our primary source of liquidity is our cash flows from operations.  We believe that our operating cash flows and cash and investments on hand are sufficient for the foreseeable future to fund our working capital requirements, capital expenditures, income tax obligations and performance guarantee collateralizations and also to fund stock repurchases as desired.

Summary of Cash Activities

Cash and cash equivalents decreased by $7,467,000 to $74,104,000 at June 30, 2016 compared to $81,571,000 at March 31, 2016.  Cash outflows for the period consisted primarily of:

1)             the payment of $3,597,000 in common stock dividends during the period as part of our quarterly dividend program;

2)             an increase of $2,778,000 in accounts receivable due to the timing of invoicing at period end;

3)             an increase of $1,099,000 in inventories from year end due to purchases made to fulfill orders in backlog at period end;

4)             a decrease in deferred revenue of $1,672,000 due to amounts earned on contracts deferred at year end;

5)             an increase in restricted cash of $1,180,000 due to the issuance of additional standby letters of credit to support new orders received in the period; and

6)             the payment of $154,000 to repurchase 5,600 shares of our common stock during the period.

Offsetting these outflows were cash inflows including:

1)             an increase in customer deposits of $1,139,000 due to downpayments received on new orders received in the quarter; and

2)             an increase in accrued expenses and other liabilities of $830,000 attributable to transaction related costs accrued at period end.

In the normal course of business, we may provide certain customers and potential customers with performance guarantees, which are generally backed by standby letters of credit. In general, we would only be liable for the amount of these guarantees in the event of default in the performance of our obligations; the probability of which our management believes is low.   As of June 30, 2016, we had outstanding $15,763,000 in standby letters of credit.  These outstanding standby letters of credit are cash-secured at amounts ranging from 52% to 64% of the outstanding letters of credit, resulting in restricted cash balance of $8,426,000 at June 30, 2016, of which $437,000 was considered long-term restricted cash due to the expiration date of the underlying letters of credit.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the quantitative and qualitative information about market risk since the end of our most recent fiscal year.  For further information, see Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, as filed with the Securities and Exchange Commission on May 24, 2016.

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

b)   Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-

15(f) of the Exchange Act during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A — RISK FACTORS

You should carefully review and consider the information regarding certain factors which could materially affect our business, financial condition or future results set forth under Item 1A. “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2016 as filed with the Securities and Exchange Commission on May 24, 2016. There have been no material changes from the factors disclosed in our Form 10-K for the year ended March 31, 2016, other than set forth below.  We may disclose further changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

Whether or not the Merger is completed, the fact that it is pending may disrupt the current plans and operations of the Company, which could have an adverse effect on our business and financial results. The pendency of the Merger may also divert management’s attention and our resources from ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending Merger and those uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it fails to close. We may incur significant costs, charges or expenses relating to the Merger, regardless of whether or not it is completed. Furthermore, we cannot predict how our suppliers, customers and others with whom we do business will view or react to the pending Merger. If we are unable to maintain our normal relationships as a result of the pending Merger, our financial results may be adversely affected.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger, could result in our inability to respond effectively to competitive pressures and industry developments and may otherwise have a material adverse effect on our future results of operations or financial condition.

It is also possible that one or more lawsuits could be brought challenging the Merger. If dismissals are not obtained or settlements are not reached, such lawsuits could prevent or delay completion of the Merger and/or result in substantial costs to us.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Merger.

The Merger Agreement contains provisions that restrict our ability to entertain a third-party proposal to acquire us. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, the requirement to provide OSI with the opportunity to match any third-party proposal, and the requirement that we pay a termination fee of $11.0 million if the Merger Agreement is terminated under specified circumstances, including if we enter into an alternative transaction we determine to be superior. These provisions might discourage an otherwise-interested third party from considering or proposing to acquire us. Furthermore, even if a third party elects to propose an acquisition, the termination fee payable in certain circumstances may result in that third party offering a lower value to our shareholders than such third party might otherwise have offered.

Failure to complete the Merger could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the Merger will occur. Consummation of the Merger is subject to various conditions, including, among other things, the approval of the Merger Agreement by the holders of two-thirds of our outstanding shares of common stock, and certain other customary conditions, including, among other things, the absence of laws or judgments prohibiting or enjoining the merger and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, failure to consummate the Merger by the Outside Date, a change in the recommendation of our board of directors or a termination of the Merger Agreement by us to enter into an alternative transaction we determine to be superior. If the Merger Agreement is terminated under certain specified circumstances, we may be required to pay OSI a termination fee of $11.0 million. If the Merger is not consummated, our stock price will likely decline as our stock has recently traded based on the proposed per share price for the Merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we will have received little or no benefit if the closing of the Merger does not occur. A failed transaction may result in negative publicity and a negative impression of us in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the market price of our common stock.

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

Quarter Ended June 30, 2016	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1- April 30	5,600	$27.50	5,600	$10,201,000
May 1 – May 31	—	—	—	$10,201,000
June 1 – June 30	—	—	—	$10,201,000
Total	5,600	$27.50	5,600

Under the terms of the Merger Agreement, during the period before the closing of the Merger or termination of the Merger Agreement, the Company is not permitted to purchase, retire, redeem or otherwise acquire any shares of its capital stock (subject to limited exceptions with respect to shares issued pursuant to stock incentive plans) without the prior consent of OSI.

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

AMERICAN SCIENCE AND ENGINEERING, INC.

Date: August 8, 2016	/s/ Diane J. Basile
Diane J. Basile
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibits

2.1

Agreement and Plan of Merger, dated as of June 20, 2016, between American Science and Engineering, Inc., OSI Systems, Inc., and Apple Merger Sub, Inc. (filed as Exhibit 2.1 to the Company’s Report on Form 8-K dated June 20, 2016 and incorporated herein by reference)

4.1

Amendment No. 2 to Rights Agreement dated as of June 20, 2016 between American Science and Engineering, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated June 20, 2016 and incorporated herein by reference)

10.1	*	American Science and Engineering, Inc. FY2017 Annual Incentive Bonus Plan (filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated May 11, 2016 and incorporated herein by reference)
31.1	†	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	†	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	†

The following financial information from American Science and Engineering Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) includes: (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2016 and 2014, (ii) Condensed Consolidated Balance Sheets at June 30, 2016 and March 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement

†   Filed herewith